Form 10-Q
period 1995-03-31
HANDY HARDWARE WHOLESALE INC
filed 1995-05-15
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                               Washington,  D.C.  20549


                                      Form 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934.

                    For the quarterly period ended March 31, 1995.

                            Commission File Number 0-15708



                            HANDY HARDWARE WHOLESALE, INC.
                (Exact name of Registrant as specified in its charter)

                            TEXAS                      74-1381875
                  (State of incorporation)          (I.R.S. Employer
                                                   Identification No.)

             8300 Tewantin Drive, Houston, Texas          77061
          (Address of principal executive offices)     (ZIP Code)

                    Registrant's telephone number: (713) 644-1495

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                   No ___

          The number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 1995, was 7870 shares of Class A Common Stock, $100 par value, and 40,971 shares of Class B Common Stock, $100 par value.

                            HANDY HARDWARE WHOLESALE, INC.

                                        INDEX
                                                                       Page
                                                                        No.
          PART I - Financial Information

               Item 1.   Financial Statements

                    Condensed Balance Sheet March 31, 1995
                         and December 31, 1994                            3

                    Condensed Statement of Income - Three Months
                         Ended March 31, 1995 and 1994                    5

                    Condensed Statement of Cash Flows - Three Months
                         Ended March 31, 1995 and 1994                    6

                    Notes to Condensed Financial Statements               8

               Item 2.   Management's Discussion & Analysis of
                         Financial Condition and Results of
                         Operations                                      14

          PART II   Other Information

               Items 1. - 6.  None                                       19

               Signatures                                                20

                            HANDY HARDWARE WHOLESALE, INC.
                               CONDENSED BALANCE SHEET

                                                                             MARCH 31,             DECEMBER 31,
                                                                               1995                   1994
                                                                             ___________           ____________

                 ASSETS

                          CURRENT ASSETS

                          Cash                                               $   925,976           $   688,935
                          Accounts Receivable, net of subscriptions
                            receivable in the amount of $65,839               12,421,489             7,341,670
                            for 1995 and $39,444 for 1994

                          Inventory                                           13,309,627            12,980,262
                          Other Current Assets                                   132,680               208,536
                                                                             ___________           ___________
                                                                             $26,789,772           $21,219,403
                                                                             ___________           ___________

                          PROPERTY, PLANT AND EQUIPMENT (Note 2)

                          At Cost Less Accumulated Depreciation of
                            $3,390,345 (1995) and
                            $3,179,972 (1994)                                $ 8,075,156           $ 7,334,774
                                                                             ___________           ___________

                          OTHER ASSETS

                          Notes Receivable (Note 3)                          $   101,633           $    75,866
                          Deferred Compensation Funded                           162,762               162,762
                          Other Noncurrent Assets                                    -0-                42,523
                                                                             ___________           ___________
                                                                             $   264,395           $   281,151
                                                                             ___________           ___________
                                  TOTAL ASSETS                               $35,129,323           $28,835,328
                                                                             ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                          CURRENT LIABILITIES

                          Mortgage Payable                                   $   308,204           $   308,204
                          Notes Payable-Stock (Note 4)                            24,160                24,160
                          Notes Payable-Capital Lease                            106,405                88,381
                          Accounts Payable - Trade                            17,536,382            11,238,594
                          Other Current Liabilities                              287,183               430,988
                          Federal Income Taxes Payable (Note 5)                   86,531                     0
                                                                             ___________           ___________
                                                                             $18,348,865           $12,090,327
                                                                             ___________           ___________

                          NONCURRENT LIABILITIES

                          Mortgage Payable                                   $ 2,746,255           $ 2,823,307
                          Notes Payable-Stock (Note 4)                           131,010                69,610
                          Notes Payable-Capital Lease                            227,798               157,888
                          Notes Payable-Vendor                                    99,651                73,720
                          Deferred Compensation Payable                          162,762               162,762
                          Deferred Income Taxes Payable (Note 5)                 294,292               292,887
                                                                             ___________           ___________
                                                                             $ 3,661,768           $ 3,580,174
                                                                             ___________           ___________

                                  TOTAL LIABILITIES                          $22,010,633           $15,670,501
                                                                             ___________           ___________

                 STOCKHOLDERS' EQUITY

                          Common Stock, Class A, authorized 10,000
                                  shares, $100 par value per share,
                                  issued 7,960 & 7,790 shares                $   796,000           $   779,000
                          Common Stock, Class B, authorized 100,000
                                  shares, $100 par value per share,
                                  issued 41,515 & 40,205 shares                4,151,500             4,020,500
                          Common Stock, Class B Subscribed 4,187.83 &
                                  3,898.97 shares                                418,783               389,897
                                  Less Subscription Receivable                   (32,920)              (19,722)
                          Preferred Stock 10% Cumulative, authorized
                                  100,000 shares, $100 par value per
                                  share, issued 43,959 & 42,569 shares         4,395,900             4,256,900
                          Preferred Stock, Subscribed 4,187.83 & 3,898.97        418,783               389,897
                                  Less Subscription Receivable                   (32,919)              (19,722)
                          Paid in Surplus                                        240,182               239,162
                                                                             ___________           ___________
                                                                             $10,355,309           $10,035,912

                          Less: Cost of Treasury Stock 1,238
                                  (90 shares Class A, 544 shares Class B
                                  and 604 shares Preferred) & -0- shares        (123,800)                    0
                                                                             ___________           ___________
                                                                             $10,231,509           $10,035,912

                          Retained Earnings                                    2,887,181             3,128,915
                                                                             ___________           ___________
                                  TOTAL STOCKHOLDERS' EQUITY                 $13,118,690           $13,164,827
                                                                             ___________           ___________
                                  TOTAL LIABILITIES &
                                  STOCKHOLDERS' EQUITY                       $35,129,323           $28,835,328
                                                                             ===========           ===========

                 The accompanying notes are an integral part of the Condensed Financial Statement.

                            HANDY HARDWARE WHOLESALE, INC.
                            CONDENSED STATEMENT OF INCOME
                                     (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                             ____________________________________
                                                                                1995                     1994
                                                                             ___________              ___________

                 INCOME

                 Net Sales                                                   $31,443,728              $28,596,256
                 Sundry Income                                                   147,977                  143,815
                                                                             ___________              ___________

                 TOTAL INCOME                                                $31,591,705              $28,740,071
                                                                             ___________              ___________

                 EXPENSE

                 Net Material Costs                                          $28,355,064              $25,813,541
                 Payroll Costs                                                 1,526,952                1,232,276
                 Other Operating Costs                                         1,403,070                1,407,470
                 Interest Expense                                                 59,056                   61,555
                                                                             ___________              ___________

                 TOTAL EXPENSE                                               $31,344,142              $28,514,842
                                                                             ___________              ___________

                 INCOME BEFORE PROVISIONS FOR ESTIMATED FEDERAL
                 INCOME TAX (Note 5)                                         $   247,563              $   225,229

                 PROVISIONS FOR ESTIMATED FEDERAL INCOME TAX
                 (Note 5)                                                        (88,142)                 (80,112)
                                                                             ___________              ___________

                 NET INCOME                                                  $   159,421              $   145,117

                 LESS ACCRUED DIVIDENDS ON PREFERRED STOCK                   $  (100,289)             $  (109,664)
                                                                             ___________              ___________

                 NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                $    59,132              $    35,453
                                                                             ===========              ===========

                 EARNINGS PER SHARE OF COMMON STOCK, CLASS A &
                 CLASS B (Note 1)                                            $      1.13              $      0.74
                                                                             ===========              ===========

                 The accompanying notes are an integral part of the Condensed Financial Statements.

                            HANDY HARDWARE WHOLESALE, INC.
                               STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ____________________________
                                                                                        1995               1994
                                                                                      __________      ___________

                 CASH FLOWS FROM OPERATING ACTIVITY

                 Net Income                                                          $   159,421      $   145,117
                                                                                     ___________      ___________
                          Adjustments to Reconcile Net Income to Net
                          Cash Provided by Operating Activities:
                                  Depreciation                                       $   210,373      $   194,895
                                  Amortization                                               -0-              -0-
                                  Increase in Deferred Income Tax                          1,405            7,287

                 Changes in Assets and Liabilities
                          Increase in Accounts Receivable                            $(5,079,819)     $(4,721,867)
                          Increase in Notes Receivable                                   (25,767)          (2,144)
                          Increase in Inventory                                         (329,365)        (880,487)
                          Decrease in Other Assets                                       118,379           71,700
                          Increase in N/P-Vendor                                          25,931            2,297
                          Increase in Accounts Payable                                 6,297,788        5,738,442
                          Decrease in Other Liabilities                                 (143,805)         (70,360)
                          Increase in Federal Income Taxes Payable                        86,531            7,502
                                                                                     ___________      ___________

                          TOTAL ADJUSTMENTS                                          $ 1,161,651      $   347,265
                                                                                     ___________      ___________

                          NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 1,321,072      $   492,382
                                                                                     ___________      ___________

                 CASH FLOWS FROM INVESTING ACTIVITIES

                 Capital Expenditures                                                $  (950,755)     $  (114,611)
                 Disposition of Fixed Assets                                                 -0-            1,500
                                                                                     ___________      ___________

                          NET CASH USED FOR INVESTING ACTIVITIES                     $  (950,755)     $  (113,111)
                                                                                     ___________      ___________

                 CASH FLOWS FROM FINANCING ACTIVITIES

                 Decrease in Mortgage Payable                                        $   (77,052)     $   (77,051)
                 Increase in Notes Payable-Stock                                          61,400           10,000
                 Increase (Decrease) in Notes Payable-Capital Lease                       87,934          (14,192)
                 Increase in Subscription Receivable                                     (26,395)         (23,461)
                 Proceeds From Issuance of Stock                                         345,792          339,437
                 Purchase of Treasury Stock                                             (123,800)         (90,700)
                 Dividends Paid                                                         (401,155)        (438,654)
                                                                                     ___________      ___________

                          NET CASH USED FOR FINANCING ACTIVITIES                     $  (133,276)     $  (294,621)
                                                                                     ___________      ___________

                 NET INCREASE
                 IN CASH & CASH EQUIVALENTS                                          $   237,041      $    84,650

                 CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                          688,935          666,387
                                                                                     ___________      ___________

                 CASH & CASH EQUIVALENTS AT END OF PERIOD                            $   925,976      $   751,037
                                                                                     ===========      ===========



                 ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS

                 Interest Expense Paid                                               $   59,057       $    61,555
                 Income Taxes Paid                                                          -0-               -0-

                 The accompanying notes are an integral part of the Condensed Financial Statements.

                            HANDY HARDWARE WHOLESALE, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

          NOTE 1 - ACCOUNTING POLICIES

          (1)  General Information:

               The condensed consolidated financial statements included herein have been prepared by Handy Hardware Wholesale, Inc. (the "Company"). The financial statements reflect all adjustments, which were all of a recurring nature, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K Annual Report.

          (2)  Earnings Per Share:

               Earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ____________________________
                                                                                     1995                      1994
                                                                                     ____                      ____

                 Calculation of Earnings Per Share
                          of Common Stock

                   Net Income                                                        $ 159,421                 $ 145,117
                          Less:  Accrued Dividends on
                          Preferred Stock                                             (100,289)                 (109,664)
                                                                                     _________                 _________
                                                                                     $  59,132                 $  35,453
                   Weighted Average
                          Shares of Common Stock (Class A
                          & Class B) outstanding                                        52,377                    48,163
                   Income Per Share of Common Stock                                  $    1.13                 $    0.74
                                                                                     =========                 =========

          (3)  Revenue Recognition:

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Accordingly, revenues and expenses are accounted for using

               the  accrual basis  of  accounting.   Under  this method  of
               accounting, revenues are recognized when a receivable exists and expenses are recognized when the liability is incurred.

          NOTE 2 - PROPERTY, PLANT & EQUIPMENT

          Property, Plant & Equipment Consists of:

                                                                              MARCH 31,       DECEMBER 31,
                                                                                1995              1994
                                                                             ___________      ___________

                 Land                                                        $ 2,027,797      $ 2,027,797
                 Building & Improvements                                       5,655,473        5,026,886
                 Furniture, Computer, Warehouse                                3,165,030        2,842,862
                 Transportation Equipment                                        617,201          617,201
                                                                             ___________      ___________
                                                                             $11,465,501      $10,514,746

                 Less:  Accumulated
                          Depreciation                                        (3,390,345)      (3,179,972)
                                                                             ___________      ___________
                                                                             $ 8,075,156      $ 7,334,774
                                                                             ===========      ===========

          NOTE 3 - NOTES RECEIVABLE

                                                            CURRENT PORTION                   NONCURRENT PORTION
                                                            _________________________         _________________________
                                                            MARCH 31,        DEC. 31,         MARCH 31,        DEC. 31,
                 DEBTOR                    COLLATERAL       1995             1994             1995             1994
                 ______                    __________       _________        ________         _________        ________

                 Alamo Heights Hdwe.       -                $-0-             $-0-             $ 5,893          $ 5,893
                 Broadway                  -                 -0-              -0-              21,333              -0-
                 Decatur Hdwe.             -                 -0-              -0-               2,340            2,340
                 Grandbury Farm & Ranch    -                 -0-              -0-               1,219            1,219
                 Handyman Hdwe.            -                 -0-              -0-              13,165           13,165
                 Henckel's Hwy. 6
                    Ace Home Ctr.          -                 -0-              -0-               5,446            5,446
                 Island Hdwe.              -                 -0-              -0-               2,807            2,807
                 J & B Auto                -                 -0-              -0-               2,171            2,171
                 Jackson Hdwe.
                    & Supply Co.           -                 -0-              -0-               2,297            2,297
                 Katy Mason Hdwe.          -                 -0-              -0-               3,427            3,427
                 Kilgore Hdwe.             -                 -0-              -0-               3,556            3,556
                 King Feed & Hdwe.         -                 -0-              -0-               4,255            4,255
                 Liberty Auto              -                 -0-              -0-               2,880            2,880
                 Marchand's Inc.           -                 -0-              -0-               2,830            2,830
                 Mardis Auto Parts
                    & Hdwe.                -                 -0-              -0-               2,619            2,619
                 Max Squires               -                 -0-              -0-               1,982            2,146
                 Mike's Hardware           -                 -0-              -0-               1,511              -0-
                 Overall Lumber            -                 -0-              -0-               3,362            3,362
                 Pitts Hdwe.               -                 -0-              -0-               1,772            1,772
                 RBC Hdwe.                 -                 -0-              -0-               2,549            2,549
                 Sawyer Brothers           -                 -0-              -0-               4,840            4,840
                 Sealy Ace Hdwe.           -                 -0-              -0-               4,920            4,920
                 Stifter Lbr.              -                 -0-              -0-               3,087              -0-
                 Trahan Hdwe.              -                 -0-              -0-               1,372            1,372
                                                            ____             ____             ________         _______
                                                            $-0-             $-0-             $101,633         $75,866
                                                            ====             ====             ========         =======

          NOTE 4 - NOTES PAYABLE - STOCK

                                                                                CURRENT PORTION           NONCURRENT PORTION
                                                                             _____________________    ________________________
                                      INTEREST                  MATURITY     MARCH 31,   DEC. 31,     MARCH 31,        DEC. 31,
                 PAYEE                RATE         COLLATERAL   DATE         1995        1994         1995             1994
                 _____                ____         __________   _________    _________   ________     _________       _________

                 Beere Hdwe.          6%           None         1997         $   -0-     $   -0-      $  1,100         $ 1,100

                 C & S Hdwe., Inc.    8%           None         1995           4,200       4,200           -0-             -0-

                 C & S Hdwe., Inc.    8%           None         1995           3,800       3,800           -0-             -0-

                 Cleveland Hdwe.      6%           None         1997             -0-         -0-        21,760          21,760

                 D.A.D.S. Whsle,
                    Inc.              6.25%        None         2000             -0-         -0-         5,000             -0-

                 Dan's Home Ctr.      6%           None         1999             -0-         -0-         8,600           8,600

                 Edinburg, Inc.       6.25%        None         2000             -0-         -0-        50,400             -0-

                 Hawkins Hdwe.        6%           None         1999             -0-         -0-         2,150           2,150

                 Hometown Hdwe.       6%           None         1997             -0-         -0-         1,000           1,000

                 J & B Builders       6%           None         1998             -0-         -0-         7,000           7,000

                 Ken's Hdwe.          6%           None         1999             -0-         -0-         5,000           5,000

                 Morrison Lbr.        8%           None         1995          12,960      12,960           -0-             -0-

                 Patterson Hdwe.      6%           None         1999             -0-         -0-        12,000          12,000

                 Space City Hdwe.     6%           None         1999             -0-         -0-         9,000           9,000

                 Terrebonne Hdwe.     8%           None         1995           3,200       3,200           -0-             -0-

                 Yeager  Hdwe.        6%           None         1999             -0-         -0-         2,000           2,000

                 Yeager  Hdwe.        7%           None         2000             -0-         -0-         6,000             -0-
                                                                             _______     _______      ________         _______
                                                                             $24,160     $24,160      $131,010         $69,610
                                                                             =======     =======      ========         =======

          Only interest is paid on the outstanding balance of the note during the first four years. In the fifth year both interest and principal are paid.

          Principal payments applicable to the next five years are as follows:

                         1995           $24,160
                         1996           $   -0-
                         1997           $23,860
                         1998           $ 7,000
                         1999           $38,750

          NOTE 5 - INCOME TAXES

          The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993, on a prospective basis. The major categories of deferred income tax provisions are as follows:

                                                                                     QUARTER ENDED            YEAR ENDED
                                                                                     MARCH 31, 1995        DECEMBER 31, 1994
                                                                                     ______________        _________________

                 Excess of tax over book depreciation                                $ 1,323,483               $ 1,310,183

                 Inventory - Ending inventory adjustment for tax recognition
                   of Sec. 263A Uniform Capitalization Costs                            (293,043)                 (285,988)

                 Deferred Compensation                                                  (164,875)                 (162,762)
                                                                                     ___________               ___________

                          Total                                                      $   865,565               $   861,433
                          Statutory Tax Rate                                                 34%                       34%
                                                                                     ___________               ___________
                          Cumulative Deferred Income Tax Payable                     $   294,292               $   292,887
                                                                                     ===========               ===========

                          Classified as:
                                  Current Liability                                  $       -0-               $       -0-
                                  Noncurrent Liability                                   294,292                   292,887
                                                                                     ___________               ___________
                                                                                     $   294,292               $   292,887
                                                                                     ===========               ===========

          Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                                                   QUARTER ENDED
                                                                                     ________________________________________
                                                                                     MARCH 31, 1995            MARCH 31, 1994
                                                                                     ______________            ______________

                 Principal Components of Federal Income Tax Expense:

                          Current
                                  Income tax paid                                    $       -0-               $       -0-
                                  Carry-over of prepayment from prior year                93,583                    65,323
                                  Refund received for overpayment from prior year        (93,377)                      -0-
                                                                                     ___________               ___________
                                                                                     $       206               $    65,323
                                  Federal Income Tax Payable                              86,531                     7,502
                                  Carry-over to subsequent year                              -0-                       -0-
                                                                                     ___________               ___________
                                  Income tax for tax reporting
                                  at statutory rate of 34%                           $    86,737               $    72,825

                          Deferred
                                  Adjustments for financial reporting:
                                           Depreciation                                   4,522                     11,333
                                           263A Uniform Capitalization Costs             (2,399)                    (3,328)
                                           Other                                           (718)                      (718)
                                                                                     __________                ___________
                                  Provision for federal income tax                   $   88,142                $    80,112
                                                                                     ==========                ===========

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          RESULTS OF OPERATIONS

          The Company continued its steady growth during the first quarter of 1995 while continuing to meet its goal of providing quality goods to its Member-Dealers at its cost plus a reasonable markup charge. During the first quarter of 1995, total sales were 9.96 % higher than during the same quarter of 1994. This increase was generated from all of the Company's selling territories, with six of the Company's seven sales territories showing double digit increases over last year.

          Sales

          The following table compares the Company's sales during the first quarter of 1995 to sales during the same period of 1994, by sales territory:

                                                      First Quarter 1995                              First Quarter 1994
                                                      __________________                              __________________
                                                                    % Increase
                                                                    in Sales
                                                                    From First       % of                              % of
                                                                    Quarter          Total                             Total
                 Sales Territory                   Sales            1994             Sales            Sales            Sales
                 ____________________              ___________      ____             _______          ___________      ______

                 Houston Area                      $ 8,402,990      15%               26.8%           $ 7,281,122       26.6%

                 Victoria, San Antonio, Corpus
                 Christi & Rio Grande
                 Valley Area*                        6,080,911      11%               19.4%             5,476,073       20.0%

                 North Texas, Dallas
                 & Fort Worth Area                   5,233,204      11%               16.7%             4,726,664       17.3%

                 Austin, Brenham & Central
                 Texas Area                          3,228,902      15%               10.3%             2,813,831       10.3%

                 Southern Louisiana Area             3,333,669      29%               10.6%             2,575,422        9.4%

                 Baton Rouge, New Orleans,
                 Mississippi, Alabama &
                 Florida Area                        2,559,910       6%                8.2%             2,424,088        8.8%

                 Oklahoma & Arkansas Area            2,519,853      22%                8.0%             2,073,408        7.6%
                                                   ___________                       ______           ___________      ______

                          Totals:                  $31,359,439(1)                    100.0%           $27,370,608(1)   100.0%
                                                   ===========                       ======           ===========      ======

          _________________________________
          * Includes sales to Mexico dealers

          (1) Total does not include sales to dealers who were no longer Member-Dealers at end of period.



          In the Houston territory, independent hardware stores have regained some of the market share previously lost to retail warehouses. This has resulted from the independent dealers developing new strategies to compete with the aggressive marketing programs of the retail warehouses. This is evidenced by the much larger increase in sales in the Houston territory in the first quarter of 1995 over the same period of 1994 (15%), as compared to 1994 over 1993 (2%) and 1993 over 1992 (5%).
          However, the recent expansion of retail warehouses to the Baton Rouge and New Orleans area has begun to erode the market share of independent hardware stores in that territory. In addition, the Company's newest selling territory, covering Oklahoma and Arkansas, generated sales of $2,519,853, an increase of 22% over the first quarter of 1994. The Company believes that an increase in promotional sales activities and inventory available for orders, plus low-cost dealer buying programs, and a general strengthening of the economy in the Company's sales territories were key elements of the Company's sales growth.

          Net Material Costs and Rebates

          Net material costs for the first quarter in 1995 were $28,355,064, compared to $25,813,541 during the first quarter in 1994. The 1995 increase of 9.85% in net material costs was slightly lower than the increase of 9.96% in sales for the same period. Net material costs as a percentage of sales were 90.2% in 1995 as compared to 90.3% in 1994. The slight decline in net material costs as a percentage of sales was a result of a 26.3% increase in purchase discounts and a 7.3% increase in factory rebates, both of which are taken by the Company as a credit against material costs in the first quarter of 1995. Purchase discount income during the first quarter of 1995 was $520,846 as compared to $412,465 during the same 1994 period, an increase of $108,381. The increase in purchase discounts is largely the result of accounting entries made to reconcile book and physical inventory, which adjustments were made in the fourth quarter in prior years. The effect of such entries is to increase net income for the quarter and is anticipated to have the same effect for the year as a whole. Rebate income during the same two periods was $831,995 and $775,242, respectively, an increase of $56,753.

          Payroll Costs

          Payroll costs during the quarter ended March 31, 1995, increased to $1,526,952 from $1,232,276 for the same period in 1994. This increase resulted primarily from regular salary increases for employees and a 14.8% increase in the number of employees needed to meet increased Member-Dealer demand for inventory and a 23.9% increase in overtime payroll associated with the Company's warehouse expansion project. Due to the lack of adequate storage space for inventory, the Company was forced to lease additional warehouse space in an offsite facility, with the increase in payroll costs a result of the lack of proximity of the additional space to the offices of the Company. Payroll costs for first quarter 1995 constituted 4.9% of both total expenses and net sales, compared to 4.3% for the first quarter of 1994. The relative stability in payroll costs has been a result of a continuing effort to increase employee productivity as sales and expenses have grown.

          Other Operating Costs

          During the first quarter in 1995, other operating costs remained virtually unchanged compared to the same quarter of 1994. First quarter 1995 operating expenses were $1,403,070 (4.5% of sales) as compared to $1,407,470 of these expenses for the same period of 1994 (4.9% of sales).

          Net Income and Earnings Per Share

          As a result of an increase in gross margin, pretax net income increased 9.9%, from $225,229 for the first quarter of 1994 to $247,563 in the same 1995 period. Net income also increased 9.9%.

          The increase in the Company's earnings per share in the first quarter of 1995 as compared to the same period of 1994 was due to an increase in gross margin in 1995 and a decline in the 1995 dividend paid on preferred stock. Dividends accrued in the first quarter of 1995 represented a smaller percentage of 1995 net income than dividends accrued in the first quarter of 1994 and resulted in a 52.7% increase in earnings per share.

          Quarter-to-quarter variations in the Company's earnings per share reflect (in addition to the factors discussed above) the Company's pricing of its merchandise in order to deliver the lowest cost buying program for Member-Dealers (who own all of the stock of the Company), although this often results in lower net income for the Company. Because these trends benefit the individual stockholders of the Company who purchase its merchandise, there is no demand from shareholders that the Company focus greater attention upon earnings per share.

          Seasonality

          The Company's quarterly net income traditionally has been subject to several seasonal factors. Prior to 1993, substantially all of each fiscal year's net income was realized in the first two quarters of the year. Since late 1993, however, the degree of quarter-to-quarter variance in net income has begun to decrease. The most significant seasonal factor has been the annual rebate from PRO Hardware, Inc. which was paid during the first quarter of 1993 and the second quarter of 1992. In September 1993, the Company began receiving the PRO Hardware rebate on a monthly, rather than annual basis. Until the last half of 1992, the Company accrued its entire property tax in the fourth quarter, together with other adjustments and accruals. In 1993 the Company began to accrue its property tax expense on a monthly basis. Both changes should have a stabilizing effect on quarter-to-quarter net income, although two seasonal factors are likely to remain. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade shows always held in the first and third quarters, although this was offset to a large extent in the first quarter of 1993 by rebates from PRO Hardware. Lastly, sales during the fourth quarter have traditionally been lower, as hardware sales are slowest during the winter months preceding ordering for significant sales for the spring. However, net income has varied substantially from year to year in the fourth quarter as a result of corrections to inventory made at year-end.

          FINANCIAL CONDITIONS AND LIQUIDITY

          Warehouse Expansion Project

          During the first quarter of 1995, the expansion of the Company's warehouse facility continued to have the largest impact on the financial condition of the Company. The project, which began in the fourth quarter of 1994, is expected to be completed in September 1995. Of the $3,500,000 total budget for the project, approximately $947,000 (27%) has been expended to date, with $628,587 expended in the first quarter of 1995. Although the Company has secured a $3,500,000 revolving line of credit for the expansion project, funds expended to date have been from cash flow in an effort to avoid interest expense as long as possible. It is anticipated that the Company will begin to draw on the line of credit in the second quarter of 1995. For more information regarding the warehouse expansion project, see "Capital Expenditures" below.

          Cash Flow

          During the period ending March 31, 1995, Handy Hardware generated adequate amounts of cash while continuing to make significant investments in inventory, warehouse and data processing equipment, delivery equipment, and software to better meet the needs of its Member-Dealers.

          There was a net increase of $237,041 in the Company's cash and cash equivalents in the first quarter of 1995, which was substantially more than the $84,650 increase in cash and cash equivalents in the first quarter of 1994. The improvement in the Company's cash position was due to the fact that the Company's operating activities provided net cash of $1,321,072 in the first quarter of 1995 as compared to $492,382 in the same period of 1994. The increase in cash flow from operating activities in the first quarter of 1995 as compared to the first quarter of 1994 was principally attributable to: (i) a larger increase in accounts payable ($6,297,788 vs. $5,738,442); and (ii) a smaller increase in inventory ($329,365 vs. $880,457) offset by (i) a larger increase in accounts receivable ($5,079,819 vs. $4,721,867). These factors were mostly the result of increased sales and extended payment terms generated at the Company's spring trade show and the state of the regional economy.

          The Company expended a net of $950,755 to purchase fixed assets ($628,587 of which was expended on the warehouse expansion project) in the first quarter of 1995, which is significantly more than the $113,111 expended in the same period in 1994. In the first quarter of 1995, $133,276 of cash was used for financing activities, which was 54.8% lower than the $294,621 used in the first quarter of 1994. The use of cash for financing activities in the 1995 period was reduced by (i) capital leases for computer, warehouse and delivery equipment which resulted in a positive cash flow of $87,934, (ii) a smaller preferred stock dividend payment in the first quarter of 1995 ($401,155) than in the 1994 period ($438,654), as a result of a decrease in the dividend rate from 12% to 10%, (iii) an increase in notes payable to former member-dealers for their stock investment ($61,400 vs. $10,000) and (iv) a slight increase in proceeds from the issuance of stock ($345,792 vs. $339,437). Partially offsetting these factors in the quarter-to-quarter comparison was an increase in the use of cash to repurchase treasury stock ($123,800 vs. $90,700).

          Working Capital

          The Company's continuing ability to generate cash to meet its needs for funding its activities is illustrated by three key liquidity measures shown in the following table:

                                                            MARCH 31, 1995   DECEMBER 31, 1994        MARCH 31, 1994
                                                            ______________    _________________       ______________

                 Working Capital                            $  8,440,907     $  9,129,076             $  8,487,044
                 Current Ratio                                  1.5 to 1         1.8 to 1                 1.5 to 1
                      (Current Assets to
                      Current Liabilities)
                 Long-term Debt as percentage
                      of Capitalization                             27.9             27.2                     30.5

                 Working capital has been principally generated from the sale of stock and capital provided from operations. The major component of the Company's long-term debt is bank indebtedness resulting from the Company's financing of its current warehouse facility.

          Texas  Commerce Bank,  Houston, Texas,  currently extends  to the
          Company  a $2,000,000  unsecured  revolving line  of credit.  The
          Company is not currently utilizing this line.






          During the  remainder of 1995  Handy Hardware expects  to further expand  its existing customer base in Oklahoma and Arkansas.  The
          Company  will finance this expansion with  receipts from the sale of stock  to new  and current Member-Dealers  and with  increased revenues from  sales to Member-Dealers in  Oklahoma and Arkansas.
          The  Company   anticipates  that  this  expansion   will  have  a
          beneficial effect on  its ability  to generate cash  to meet  its funding needs.

          In  the first  quarter of  1995, the  Company maintained  a 90.2%
          service  level  (the measure  of  the Company's  ability  to meet
          Member-Dealers' orders  out of current  stock) as  compared to  a
          service  level of  93.7%  for  the same  period  of  1994.   This
          decrease in service level  is the result of an  inadequate amount of  storage  for inventory  which  has  since been  rectified  by leasing  additional temporary warehouse space until the warehouse expansion project  can be completed.  Inventory  turnover was 5.9 times during  the first  quarter of  1995 and  6.0 times  for the
          first quarter of  1994.   This high rate  of inventory  turnover,
          which is higher than  the national industry average, is primarily the result of tight control of the product mix, increase in depth
          of  inventory,  continued  high   service  level,  and  increased
          warehouse sales.

          The  Company has an  outstanding mortgage  note payable  to Texas
          Commerce Bank with a principal balance as of March 31, 1995, of approximately $3,054,459. The note is a result of a refinancing that occurred in 1993 and has a five-year fixed rate of interest of 7.2%. Although the note is payable in full on March 31, 1998, the Company anticipates refinancing the principal balance at that time.

          On  October  7,  1994,  the   board  of  directors  approved  the
          construction  of a 96,715  square foot  expansion of  its current
          warehouse  facility.   The  expansion  is   anticipated  to  cost
          $3,290,000,  plus approximately  $300,000 for  warehouse handling
          equipment,  and  will be  financed  through  Nations Bank.    The
          financing will be evidenced by a  Credit Agreement and Promissory
          Note which  will  provide  for  a $3,500,000  revolving  line  of credit. The  revolving line  of credit will  have three  interest rate options: the London Inter-Bank Euro Rate ( LIBOR rate ) plus
          150  basis points,  Nations  Bank's floating  prime  rate, and  a
          treasury based  rate plus  180 basis points.   The  loan will  be
          secured by  a second lien on  the approximately 20  acres of land owned by the  Company and on which the Texas  Commerce Bank has a
          first priority lien.   Only interest is payable during  the first
          eighteen months  of the  loan; thereafter interest  and principal
          payments will be due  based on a 20-year amortization.   Although
          the  note is  payable  in full  on  March 31,  1998,  the Company anticipates refinancing the principal balance at that time.





          Capital Expenditures

          In the three month  periods ending March 31, 1995, and  March 31,
          1994, the  Company's investment in capital items was $950,755 and
          $113,111  (net  of  dispositions),  respectively.   Approximately
          66.1%  ($628,587) of the amount expended in the first quarter was used to finance the costs  of the 96,715 square foot addition  to the existing warehouse facility. Thus far, $946,716 has been used from  cash flow to fund the expansion project.  It is anticipated that  all or a portion  of these expenditures  will be reimbursed from  the proceeds of  the loan  discussed above.  Further, 27.6%
          ($262,697)  of the  amount  expended  in  the first  quarter  was invested in upgrading warehouse equipment.

          Significant outlays of cash or cash  equivalents foreseen for the remainder of the year  include the cost of the 96,715 square foot addition to  the existing  warehouse facility ($2,553,284)  to be
          paid   with  proceeds  from  the   loan  discussed  above.    The
          anticipated  cost  of  the  warehouse  expansion  project  (which
          includes   modifications  to  the   Company's  current  warehouse
          facility)  is approximately  $34  per square  foot.   By  way  of
          comparison the  current warehouse, which is  220,000 square feet,
          cost $5.5 million or  $25 per square to build.   Given inflation,
          the  smaller  size of  the proposed  project, and  the additional modifications necessary, the Company  believes the $34 per square foot cost is appropriate. Additional cash outlays anticipated for the remainder of the year include:  fleet and warehouse equipment
          ($74,600), the purchase of data  processing equipment ($121,500), and Company vehicles ($40,000).

          The Company's cash  position of  $925,976 at March  31, 1995,  is
          anticipated  to  be  sufficient   to  fund  all  planned  capital
          expenditures other than the warehouse expansion project.






          PART II. OTHER INFORMATION

          Item 1.   Legal Proceedings - None

          Item 2.   Changes in Securities - None

          Item 3.   Defaults Upon Senior Securities - None

          Item 4.   Submission of Matters to a  Vote of Security Holders  -
                    None

          Item 5.   Other Information - None

          Item 6.   Exhibits & Reports on Form 8-K - None






                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HANDY HARDWARE WHOLESALE, INC.



                                   ______________________________
                                   JAMES D. TIPTON
                                   President
                                   (Chief Executive Officer)



                                   _______________________________
                                   TINA S. KIRBIE
                                   Senior Vice President, Finance
                                   Secretary and Treasurer
                                   (Chief Financial and Accounting Officer)



          Date _________________
