Form 10-Q
period 1995-06-30
HANDY HARDWARE WHOLESALE INC
filed 1995-08-14
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                               Washington,  D.C.  20549


                                      Form 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934.

                    For the quarterly period ended June 30, 1995.

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

                         Yes     X______          No ____________

          The number of shares outstanding of each of the Registrant's classes of common stock as of June 30, 1995, was 7910 shares of Class A Common Stock, $100 par value, and 41,717 shares of Class B Common Stock, $100 par value.

                              HANDY HARDWARE WHOLESALE, INC.


                                          INDEX



          PART I    Financial Information                              Page No.

               Item 1.   Financial Statements

                      Condensed Balance Sheet June 30, 1995
                         and December 31, 1994  . . . . . . . . . . . . .   3-4

                      Condensed Statement of Income - Six Months
                         Ended June 30, 1995 and 1994 . . . . . . . . . . .   5

                      Condensed Statement of Cash Flows - Six Months
                         Ended June 30, 1995 and 1994 . . . . . . . . . .   6-7

                      Notes to Condensed Financial Statements . . . . . .  8-12

               Item 2.   Management's Discussion & Analysis of Financial
                         Condition and Results of Operations  . . . . .   13-20

          PART II   Other Information

               Items 1.  - 6.                                                21

               Signatures                                                    22

                           HANDY HARDWARE WHOLESALE, INC.
                               CONDENSED BALANCE SHEET

                                                                                           JUNE 30,                 DECEMBER 31,
                                                                                             1995                      1994
                                                                                          ___________               ___________

            ASSETS

            CURRENT ASSETS
                 Cash                                                                     $    736,143              $   688,935
                 Accounts Receivable, net of                                                 8,025,522                7,341,670
                 subscriptions receivable in
                 the amount of $58,830 for 1995
                 and $39,444 for 1994
                 Inventory                                                                  11,659,591               12,980,262
                 Other Current Assets                                                          217,027                  208,536
                                                                                          ____________              ___________
                                                                                          $ 20,638,283              $21,219,403
                                                                                          ____________              ___________

            PROPERTY, PLANT AND EQUIPMENT (Note 2)
                 At Cost Less Accumulated Depreciation
                 of $3,607,441 (1995) and $3,179,972
                 (1994)                                                                   $  8,874,405              $ 7,334,774
                                                                                          ____________              ___________

            OTHER ASSETS
                 Notes Receivable (Note 3)                                                $    104,909              $    75,866
                 Deferred Compensation Funded                                                  162,762                  162,762
                 Other Noncurrent Assets                                                           -0-                   42,523
                                                                                          ____________              ___________
                                                                                          $    267,671              $   281,151
                                                                                          ____________              ___________
            TOTAL ASSETS                                                                  $ 29,780,359              $28,835,328
                                                                                          ============              ===========

            LIABILITIES AND STOCKHOLDERS'
                 EQUITY

            CURRENT LIABILITIES
                 Mortgage Payable                                                         $    308,204              $   308,204
                 Notes Payable-Stock(Note 4)                                                    12,960                   24,160
                 Notes Payable-Capital Lease                                                   106,405                   88,381
                 Accounts Payable - Trade                                                   11,206,990               11,238,594
                 Other Current Liabilities                                                   1,042,021                  430,988
                                                                                          ____________              ___________
                                                                                          $ 12,676,580              $12,090,327
                                                                                          ____________              ___________
            NONCURRENT LIABILITIES
                 Mortgage Payable                                                         $  2,669,204              $ 2,823,307
                 Notes Payable-Stock(Note 4)                                                   102,810                   69,610
                 Notes Payable-Capital Lease                                                   208,706                  157,888
                 Notes Payable-Vendor                                                          103,011                   73,720
                 Deferred Compensation Payable                                                 162,762                  162,762
                 Deferred Income Taxes Payable
                 (Note 5)                                                                      296,348                  292,887
                                                                                          ____________              ___________
                                                                                          $  3,542,841              $ 3,580,174
                                                                                          ____________              ___________

            TOTAL LIABILITIES                                                             $ 16,219,421              $15,670,501
                                                                                          ============              ===========

       The accompanying notes are an integral part of the Condensed Financial Statement.

                           HANDY HARDWARE WHOLESALE, INC.
                         CONDENSED BALANCE SHEET (CONTINUED)


                                                                                            JUNE 30,                DECEMBER 31,
                                                                                              1995                      1994
                                                                                          ____________              ___________

            STOCKHOLDERS' EQUITY
                 Common Stock, Class A,
                 authorized 20,000 shares, $100
                 par value per share, issued
                 8,160 & 7,790 shares                                                     $    816,000              $   779,000

                 Common Stock, Class B,
                 authorized 100,000 shares, $100
                 par value per share, issued
                 43,176 & 40,205 shares                                                      4,317,600                4,020,500

                 Common Stock, Class B
                 Subscribed 3,994.14 & 3,898.97
                 shares                                                                        399,414                  389,897

                 Less Subscription Receivable                                                  (29,415)                 (19,722)

                 Preferred Stock 10% Cumulative,
                 authorized 100,000 shares, $100
                 par value per share, issued
                 45,679 & 42,569 shares                                                      4,567,900                4,256,900

                 Preferred Stock, Subscribed
                 3,994.14 & 3,898.97                                                           399,414                  389,897

                 Less Subscription Receivable                                                  (29,415)                 (19,722)

                 Paid in Surplus                                                               259,811                  239,162
                                                                                          ____________              ___________
                                                                                          $ 10,701,309              $10,035,912

                 Less: Cost of Treasury Stock
                 3,267.50 & -0- shares                                                        (326,750)                     -0-
                                                                                          ____________              ___________

                                                                                          $ 10,374,559              $10,035,912

                 Retained Earnings                                                           3,186,379                3,128,915
                                                                                          ____________              ___________

                 Total Stockholders' Equity                                               $ 13,560,938              $13,164,827
                                                                                          ____________              ___________

            TOTAL LIABILITIES &
            STOCKHOLDERS' EQUITY                                                          $ 29,780,359              $28,835,328
                                                                                          ============              ===========

       The accompanying notes are an integral part of the Condensed Financial Statement.

                           HANDY HARDWARE WHOLESALE, INC.
                            CONDENSED STATEMENT OF INCOME
                                     (UNAUDITED)

                                                                       QUARTER                              SIX MONTHS
                                                                    ENDED JUNE 30,                        ENDED JUNE 30,
                                                         ________________________________    ______________________________
                                                               1995                1994            1995             1994
                 INCOME
                         Net Sales                       $  27,654,540       $ 26,227,302    $  59,098,268    $  54,823,558
                         Sundry Income                         129,882            150,438          277,859          294,253
                                                         _____________       ____________    _____________    _____________
                 TOTAL INCOME                            $  27,784,422       $ 26,377,740    $  59,376,127    $  55,117,811

                 EXPENSE
                 Net Mat'l. Costs                        $  24,095,677       $ 22,864,678    $  52,450,741    $  48,678,219
                 Payroll Costs                               1,419,943          1,215,034        2,946,895        2,447,310
                 Other Operating Costs                       1,746,253          1,805,717        3,149,323        3,213,187

                 Interest Expense                               58,700             61,867          117,756          123,422
                                                         _____________       ____________    _____________    _____________
                 TOTAL EXPENSE                           $  27,320,573       $ 25,947,296    $  58,664,715    $  54,462,138
                                                         _____________       ____________    _____________    _____________

                 INCOME BEFORE PROVISIONS FOR
                 ESTIMATED FEDERAL INCOME TAX            $     463,849       $    430,444    $     711,412    $     655,673

                 PROVISIONS FOR ESTIMATED FEDERAL
                 INCOME TAX (Note 5)                          (164,651)          (151,030)        (252,793)        (231,142)
                                                         _____________       ____________    _____________    _____________

                 NET INCOME                              $     299,198       $    279,414    $     458,619    $     424,531

                 LESS ACCRUED DIVIDENDS ON
                 PREFERRED STOCK                         $    (100,288)      $   (109,664)   $    (200,577)   $    (219,328)

                 NET INCOME APPLICABLE
                 TO COMMON STOCKHOLDERS                  $     198,910       $    169,750    $     258,042    $     205,203
                                                         =============       ============    =============    =============

                 EARNINGS PER SHARE OF
                 COMMON STOCK, CLASS A &
                 CLASS B (Note 1)                        $        3.73       $       3.45    $        4.90    $        4.23
                                                         =============       ============    =============    =============

          The accompanying notes are an integral part of the Condensed Financial Statement.

                           HANDY HARDWARE WHOLESALE, INC.
                               STATEMENT OF CASH FLOWS
                                     (UNAUDITED)



                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                             1995                      1994
                                                                                          ___________               ___________

         CASH FLOWS FROM OPERATING ACTIVITY
                 Net Income                                                               $    458,619              $   424,531
                                                                                          ____________              ___________
                 Adjustments to Reconcile Net Income to
                     Net Cash Provided by Operating Activities:
                          Depreciation                                                    $    427,469              $   387,940
                          Increase (Decrease) in Deferred Income Tax                             3,461                     (724)

                 Changes in Assets and Liabilities
                          Increase in Accounts Receivable                                     (683,852)              (1,436,886)
                          Increase in Notes Receivable                                         (29,043)                  (2,381)
                          (Increase) Decrease in Inventory                                   1,320,671                 (628,717)
                          Decrease in Other Assets                                              34,032                   93,162
                          Increase in Notes Payable - Vendor                                    29,291                    2,769
                          Increase (Decrease)in Accounts Payable                               (31,604)               1,016,124
                          Increase in Other Liabilities                                        611,033                  588,868
                                                                                          ____________              ___________

                                   TOTAL ADJUSTMENTS                                      $  1,681,458              $    20,155
                                                                                          ____________              ___________

                                   NET CASH PROVIDED BY
                                   OPERATING ACTIVITIES                                   $  2,140,077              $   444,686
                                                                                          ____________              ___________

         CASH FLOWS FROM INVESTING ACTIVITIES
                 Capital Expenditures                                                     $ (1,967,100)             $  (175,373)
                 Disposition of Fixed Assets                                                       -0-                    1,500
                                                                                          ____________              ___________

                                   NET CASH USED FOR
                                   INVESTING ACTIVITIES                                   $ (1,967,100)             $  (173,873)
                                                                                          ____________              ___________


      The accompanying notes are an integral part of the Condensed Financial Statements.

      STATEMENT OF CASH FLOWS (UNAUDITED) Cont.

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        _________________________________
                                                                           1995                   1994
                                                                        __________             __________

         CASH FLOWS FROM FINANCING ACTIVITIES
         Decrease in Mortgage Payable                                   $ (154,103)            $ (154,102)
         Increase in Notes Payable-Stock                                    22,000                 15,400
         Increase (Decrease) in Notes Payable-Capital Lease                 68,842                (28,385)
         (Increase) Decrease in Subscription Receivable                       (352)               (21,525)
         Proceeds From Issuance of Stock                                   665,749                674,102
         Purchase of Treasury Stock                                       (326,750)              (325,700)
         Dividends Paid                                                   (401,155)              (438,654)

             NET CASH USED FOR FINANCING
             ACTIVITIES                                                 $ (125,769)            $ (278,864)
                                                                        __________             __________

         NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                                      $   47,208             $   (8,051)



         CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                    688,935                666,387
                                                                        __________             __________

         CASH & CASH EQUIVALENTS AT END OF PERIOD                       $  736,143             $  658,336
                                                                        ==========             ==========


         Additional Related Disclosures To The Statement of Cash Flows

                         Interest Expense Paid                          $  117,756             $  123,422
                         Income Taxes Paid                                 281,949                234,717


      The accompanying notes are an integral part of the Condensed Financial Statements.

                            HANDY HARDWARE WHOLESALE, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

          NOTE 1 - ACCOUNTING POLICIES

          (1)  General Information-

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

          (2)  Earnings Per Share -

               Earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                                QUARTER ENDED             SIX MONTHS ENDED
                                                                                   JUNE 30,                   JUNE 30,
                                                                           _______________________    _______________________
                                                                              1995          1994         1995          1994
                                                                           __________   __________    __________   __________

                  Calculation of Earnings Per Share of Common Stock

                       Net Income                                          $ 299,198    $  279,414    $ 458,619    $  424,531
                           Less:   Accrued Dividends on Preferred Stock
                                                                            (100,288)   (109,664)      (200,577)     (219,328)

                                                                           __________   _________     _________    __________
                                                                           $ 198,910    $  169,750    $ 258,042    $  205,203

                       Weighted Average

                           Shares of Common Stock (Class A & Class B)
                           outstanding                                        53,313        49,201       52,703        48,497
                       Income Per Share of Common Stock                    $    3.73    $     3.45    $    4.90    $     4.23

                                                                           ==========   ==========    ==========   ==========

                            HANDY HARDWARE WHOLESALE, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

          (3)  Revenue Recognition

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Accordingly, revenues and expenses are accounted for using the accrual basis of accounting. Under this method of accounting, revenues are recognized when a receivable exists and expenses are recognized when the liability is incurred.

          (4)  Accounting for Dividends on Preferred Stock

               The Company pays dividends on Preferred Stock during the first quarter of each fiscal year. Only Shareholders of Preferred Stock on the record date for the payment of the dividend are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31, during which the Preferred Stock was held.

               Because the Company is unable to anticipate the amount of the Preferred Stock dividends, it does not accrue a liability for the payment of those dividends on its balance sheet. To more properly reflect income, however, on the Condensed Statement of Income included herein, the Company has accrued an estimated portion of the dividends to be paid in the first quarter of 1996 based on the dividends paid in the first quarter of 1995.

               When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the six months ended June 30, 1995, contained herein, therefore, is net of dividends actually paid during the first quarter of 1995.

          NOTE 2 - PROPERTY, PLANT & EQUIPMENT

          Property, Plant & Equipment Consists of:

                                                                                                 JUNE 30,       DECEMBER 31,
                                                                                                   1995             1994
                                                                                              _____________    _____________

                   Land                                                                       $   2,027,797    $   2,027,797
                   Building & Improvements                                                        6,624,767        5,026,886

                   Furniture, Computer, Warehouse                                                 3,212,081        2,842,862

                   Transportation Equipment                                                         617,201          617,201
                                                                                              _____________    _____________

                                                                                              $  12,481,846    $  10,514,746

                   Less:  Accumulated Depreciation                                            $  (3,607,441)   $  (3,179,972)

                                                                                              _____________    _____________

                                                                                              $   8,874,405    $   7,334,774
                                                                                              =============    =============

          NOTE 3 - NOTES RECEIVABLE

                                                                             CURRENT PORTION            NON CURRENT PORTION
                                                                       _________________________    __________________________
                                                                        JUNE 30,        DEC. 31,     JUNE 30,       DEC. 31,
                            DEBTOR                       COLLATERAL      1995            1994          1995           1994
                  ------------------------------         ----------    ----------     ----------    ------------  ------------
                  Alamo Heights Hdwe.                         -        $   -0-        $   -0-       $      5,893  $      5,893
                  Broadway                                    -            -0-            -0-             21,333           -0-
                  Decatur Hdwe.                               -            -0-            -0-              2,340         2,340
                  Grandbury Farm & Ranch                      -            -0-            -0-              1,219         1,219
                  Handyman Hdwe.                              -            -0-            -0-             13,165        13,165
                  Henckel's Hwy. 6 Ace Home Ctr.              -            -0-            -0-              5,446         5,446
                  Island Hdwe.                                -            -0-            -0-              2,807         2,807
                  J & B Auto                                  -            -0-            -0-              2,171         2,171
                  Jackson Hdwe. & Supply Co.                  -            -0-            -0-              2,297         2,297
                  Katy Mason Hdwe.                            -            -0-            -0-              3,427         3,427
                  Kilgore Hdwe.                               -            -0-            -0-              3,556         3,556
                  King Feed & Hdwe.                           -            -0-            -0-              4,255         4,255
                  Liberty Auto                                -            -0-            -0-              2,880         2,880
                  Marchand's Inc.                             -            -0-            -0-              2,830         2,830
                  Mardis Auto Parts & Hdwe.                   -            -0-            -0-              2,619         2,619
                  Max Squires                                 -            -0-            -0-              1,898         2,146
                  Mike's Hardware                             -            -0-            -0-              1,511           -0-
                  Overall Lumber                              -            -0-            -0-              3,362         3,362
                  Pitts Hdwe.                                 -            -0-            -0-              1,772         1,772
                  RBC Hdwe.                                   -            -0-            -0-              2,549         2,549
                  Sawyer Brothers                             -            -0-            -0-              4,840         4,840
                  Sealy Ace Hdwe.                             -            -0-            -0-              4,920         4,920
                  Stifter Lbr.                                -            -0-            -0-              3,087           -0-
                  Trahan Hdwe.                                -            -0-            -0-              1,372         1,372
                  Wagner Hdwe.                                -            -0-            -0-              3,360           -0-
                                                                       ___________    ___________   ____________  ____________

                                                                       $   -0-        $   -0-       $    104,909  $     75,866
                                                                       ===========    ===========   ============  ============

                            HANDY HARDWARE WHOLESALE, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 4 - NOTES PAYABLE - STOCK

                                                                               CURRENT PORTION         NON-CURRENT PORTION
                                                                             -------------------      ----------------------
                                    INTEREST                   MATURITY      JUNE 30    DEC. 31,      JUNE 30,      DEC. 31,
                 PAYEE                RATE      COLLATERAL       DATE          1995       1994          1995          1994
                 --------------     --------    ----------     --------      -------    --------      --------      --------

                 Beere Hdwe.            6%          None          1997      $   -0-      $    -0-     $  1,100       $ 1,100

                 C & S Hdwe., Inc.      8%          None          1995          -0-         4,200          -0-           -0-

                 C & S Hdwe., Inc.      8%          None          1995          -0-         3,800          -0-           -0-

                 Cleveland Hdwe.        6%          None          1997          -0-           -0-       21,760        21,760

                 Community Hdwe.        6.25%       None          2000          -0-           -0-        6,400           -0-

                 D.A.D.S. Whsle,Inc     6.25%       None          2000          -0-           -0-        5,000           -0-

                 Dan's Home Ctr.        6%          None          1999          -0-           -0-        8,600         8,600

                 Gulfway Lbr. Co.       6.25%       None          2000          -0-           -0-       12,800           -0-

                 Hawkins Hdwe.          6%          None          1999          -0-           -0-        2,150         2,150

                 Hometown Hdwe.         6%          None          1997          -0-           -0-        1,000         1,000

                 J & B Builders         6%          None          1998          -0-           -0-        7,000         7,000

                 Ken's Hdwe.            6%          None          1999          -0-           -0-        5,000         5,000

                 Morrison Lbr.          8%          None          1995       12,960        12,960          -0-           -0-

                 Patterson Hdwe.        6%          None          1999          -0-           -0-       12,000        12,000

                 Rockdale Bldg. Ctr.    6.25%       None          2000          -0-           -0-        3,000           -0-

                 Space City Hdwe.       6%          None          1999          -0-           -0-        9,000         9,000

                 Terrebonne Hdwe.       8%          None          1995          -0-         3,200          -0-           -0-

                 Yeager Hdwe.            6%         None          1999          -0-           -0-        2,000         2,000

                 Yeager Hdwe.            7%         None          2000          -0-           -0-        6,000           -0-
                                                                            _______      ________     ________       _______
                                                                            $12,960      $ 24,160     $102,810       $69,610
                                                                            =======      ========     ========       =======

                 Only interest is paid on the outstanding balance of the note during the first four years. In the fifth year both interest and principal are paid.

          Principal payments applicable to the next five years are as follows:

                                1995        $12,960
                                1996        $   -0-
                                1997        $23,860
                                1998        $ 7,000
                                1999        $38,750

                            HANDY HARDWARE WHOLESALE, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 5 - INCOME TAXES

      The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993, on a prospective basis. The major categories of deferred income tax provisions are as follows:

                                                                                        QUARTER ENDED     YEAR ENDED
                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            1995             1994
                                                                                       -------------    -------------
           Excess of tax over book depreciation                                        $   1,339,471    $   1,310,183

           Inventory - Ending inventory adjustment for tax recognition of Sec. 263A
               Uniform Capitalization Costs                                                 (300,098)        (285,988)
           Deferred Compensation                                                            (167,762)        (162,762)
                                                                                       -------------    -------------
               Total                                                                   $     871,611    $     861,433
               Statutory Tax Rate                                                                 34%              34%
                                                                                       -------------    -------------

               Cumulative Deferred Income Tax Payable                                  $     296,348    $     292,887
                                                                                       =============    =============
               Classified as:
                   Current Liability                                                   $         -0-    $         -0-
                   Noncurrent Liability                                                      296,348          292,887
                                                                                       -------------    -------------
                                                                                       $     296,348    $     292,887
                                                                                       =============    =============

          Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                                        QUARTER ENDED    QUARTER ENDED
                                                                                          JUNE 30,         JUNE 30,
                                                                                            1995             1994
                                                                                       --------------   --------------
           Principal components of income tax expense

               Federal:
                   Current
                            Income tax paid                                            $     281,743    $     169,394
                            Carry-over of prepayment from prior year                          93,583           65,323
                            Refund received for overpayment from prior year                  (93,377)             -0-
                                                                                       -------------    -------------

                            Federal Income Tax Receivable                                    (32,617)          (2,851)
                            Carry-over to subsequent year                                        -0-              -0-
                                                                                       -------------    -------------
                                    Income tax for tax reporting at statutory rate
                                    of 34%                                             $     249,332    $     231,866
                   Deferred

                            Adjustments for financial reporting:
                                    Depreciation                                               9,958            7,632
                                    263A Uniform Capitalization Costs                         (4,797)          (6,656)
                                    Other                                                     (1,700)          (1,700)
                                                                                       -------------    -------------
                            Provision for federal income tax                           $     252,793    $     231,142
                                                                                       =============    =============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      RESULTS OF OPERATIONS

      The Company continued its steady growth during the second quarter of 1995 while continuing to meet its goal of providing quality goods to its Member-Dealers at its cost plus a reasonable markup charge. During the second quarter and the first six months of 1995, total sales were 5.4 percent higher and 7.8 percent higher than during the same periods in 1994. This increase was generated from all of the Company's selling territories. More specifically, all seven sales territories showed double digit increases over last year.

           Sales     The  following  table   compares  the  Company's  sales
      during the first six months of 1995 to sales during the same period of 1994, by sales territory:

                                                                  Six Months                           Six Months
                                                                    1995                                   1994
                                                   ______________________________________       _________________________

                                                                  % Increase
                                                                   in Sales
                                                                   from Six         % of                            % of
                                                                     Month         Total                            Total
         Sales Territory                             Sales           1994          Sales           Sales            Sales
         ---------------                            ------          ------         ------          ------          ------

         Houston Area                             $15,808,864         12%           27.0%       $14,123,739         27.3%

         Victoria, San Antonio,
         Corpus Christi & Rio Grande
         Valley Area*                              11,273,954         10%           19.3%        10,258,909         19.8%

         North Texas, Dallas
         & Fort Worth Area                          9,825,049         10%           16.8%         8,957,832         17.3%

         Austin, Brenham & Central
         Texas Area                                 5,584,136         14%            9.6%         4,884,632          9.5%

         Southern Louisiana Area                    6,263,707         28%           10.7%         4,891,678          9.5%

         Baton Rouge, New Orleans,
         Mississippi, Alabama &
         Florida Area                               5,177,942         11%            8.9%         4,667,082          9.0%

         Oklahoma & Arkansas Area                   4,538,690         16%            7.8%         3,928,895          7.6%
                                                   ----------        ----           -----       -----------        ------
                  Totals:                         $58,472,342 (1)                  100.0%       $51,712,767 (1)    100.0%
                                                  ===========                     =======       ===========        ======

          __________________________________

      * Includes sales to Mexico dealers

      (1) Total does not include sales to dealers who were no longer Member-Dealers at end of period.

          In the Houston territory, independent hardware stores have regained some of the market share previously lost to retail warehouses. This has resulted from independent dealers developing new strategies to compete with the aggressive marketing programs of the retail warehouses. This is evidenced by the much larger increase in sales in the Houston territory in the first six months of 1995 over the same period of 1994 (12%), as compared to 1994 over 1993 (4%) and 1993 over 1992 (7%). However, the recent expansion of retail warehouses to the Baton Rouge and New Orleans area has begun to erode the market share of independent hardware stores in that territory. Increases in sales in this latter territory are not as large as in recent years. For the first six months of 1995 sales increased 11 percent over the same 1994 period, as compared to a 21 percent increase in 1994 over 1993 and a 24 percent increase in 1993 over 1992. The Company believes that an increase in promotional sales activities and inventory available for orders, plus low-cost dealer buying programs, and a general strengthening of the economy in the Company's sales territories were key elements of the Company's sales growth.

               Net Material Costs and Rebates. Net material costs for the second quarter and the first six months of 1995 were $24,095,677 and $52,450,741, respectively, compared to $22,864,678 and $48,678,219, respectively, for the same periods in 1994. The increase of 7.8 percent in net material costs for the first half of 1995 closely parallels the increase of 7.8 percent in sales for the same period. Net material costs as a percentage of sales remained stable: 88.8 percent in the first six months of both 1995 and 1994. Net material costs for the second quarter of 1995 increased 5.4 percent which also parallels the 5.4 percent increase in sales. Net material costs as a percentage of sales were 87.1 percent in the second quarter of 1995 as compared to 87.2 percent for the same period in 1994.

          The relative stability of net material costs as a percentage of sales is further enhanced by the relative stability of purchase discounts and factory rebates as a percentage of net material costs. Both were taken by the Company as a credit against material costs. Purchase discount income during the first six months of 1995 was $1,195,056 (2.3% of material costs) as compared to $1,066,333 (2.2%
          of material costs) during the same 1994 period. Factory rebate income during the same two periods was $1,967,972 (3.7% of material costs) and $1,713,812 (3.5% of material costs), respectively.

               Payroll Costs. Payroll costs during the second quarter and six months ended June 30, 1995, increased to $1,419,943 and $2,946,895 respectively, from $1,215,034 and $2,447,310 for the same 1994
          period.   The  16.9 percent  second  quarter increase  and  the 20.4 percent six month increase in 1995 payroll costs resulted primarily from regular salary increases for employees, a 17.0 percent second quarter increase and a 6.5 percent six month increase in the number of employees needed to meet increased Member-Dealer demand for inventory and a 35.7 percent increase in overtime payroll associated
          with the  Company's warehouse  expansion program.   Overtime payroll
          actually declined in the second quarter of 1995 by 18.7 percent. The increase in the number of employees, however, more than offset any positive benefit.

          Due to the lack of adequate storage space for inventory, the Company was forced to lease additional warehouse space in an offsite facility. The lack of proximity of the additional space to the offices of the Company resulted in an increase in payroll costs. Payroll costs for the second quarter of 1995 constituted 5.1 percent of net sales and 5.2 percent of total expenses, compared to 4.6 percent and 4.7 percent for the same quarter in 1994. Payroll costs accounted for 5.0 percent of both sales and total expenses for the first six months of 1995 as compared to 4.5 percent for the same 1994 period.

               Other Operating Costs.   During the second quarter, and  for the
          first  six   months  in  1995, other  operating  costs  declined 3.3
          percent  an 2.0  percent, respectively,  compared to  the  same 1994
          periods.   Other operating expenses  for the second  quarter of 1995
          were $1,419,943 (5.1%  of sales) as compared  to $1,805,717 (6.9% of
          sales) for  the same 1994 period.   For the six  month period ending
          June 30, 1995, other operating expenses were $3,149,323 (5.3% of sales) as compared to $3,213,187 of these expenses for the same
          period of 1994 (5.9% of sales).   The decrease in costs has been due
          primarily to a decline in insurance premiums and a decline in accruals for property tax. More specifically, workers' compensation insurance premiums declined 28 percent. Although property taxes are anticipated to increase in 1995, the accrual for these taxes is being allocated over a longer period of time in 1995 than in 1994.

               Net Income and Earnings Per Share. As a result of an increase in gross margin, pre-tax net income increased 7.8 percent, from $430,444 for the second quarter of 1994 to $463,849 in the same 1995 period, while net income increased 7.1 percent. Pre-tax net income increased 8.5 percent, from $655,673 for the first six months of
          1994 to $711,412 during the same 1995 period.   Net income increased
          8.0 percent.

          The increase in the Company's earnings per share in the second quarter and first six months of 1995 as compared to the same period of 1994 was due to an increase in gross margin in 1995 and a decline in the 1995 dividend paid on preferred stock. Dividends accrued in the first quarter of 1995 represented a smaller percentage of 1995 net income than dividends accrued in the first quarter of 1994 and resulted in an 8.1 percent and a 15.8 percent increase, respectively, in earnings per share for the second quarter and first six months of 1995.

          Quarter-to-quarter variations in the Company's earnings per share reflect (in addition to the factors discussed above) the Company's pricing of its merchandise in order to deliver the lowest cost buying program for Member-Dealers(who own all of the stock of the Company), although this often results in lower net income for the Company. Because these trends benefit the individual stockholders of the Company who purchase its merchandise, there is no demand from shareholders that the Company focus greater attention upon earnings per share.

               Seasonality.   The Company's quarterly  net income traditionally
          has been subject  to several factors.   Prior to 1993, substantially
          all  of each fiscal year's net income  was realized in the first two
          quarters of  the year.   Since  late 1993,  however,  the degree  of
          quarter-to-quarter variance in net income has begun to decrease. The most significant seasonal factor has been the annual rebate from PRO Hardware, Inc. which was paid during the first quarter of 1993
          and the  second quarter  of 1992.   In  September 1993, the  Company
          began receiving the PRO Hardware rebate on a monthly, rather than annual basis. Until the last half of 1992, the Company accrued its entire property tax in the fourth quarter, together with other
          adjustments and accruals.   In 1993 the Company began to  accrue its
          property tax expense on a monthly basis. Both changes should have a stabilizing effect on quarter-to-quarter net income, although two
          seasonal  factors are  likely to  remain.   First and  third quarter
          earnings have  been negatively  affected by  the increased  level of
          direct  sales   (with  no  markup)  resulting   from  the  Company's
          semiannual trade shows always held in the first and third quarters. Lastly, sales during the fourth quarter have traditionally been lower,  as  hardware sales  are  slowest  during  the winter  months
          preceding ordering for significant  sales for the spring.   However,
          net income has varied substantially from year to year in the fourth quarter as a result of corrections to inventory made at year-end.

          FINANCIAL CONDITIONS AND LIQUIDITY

          During the first quarter of 1995, the expansion of the Company's warehouse facility continued to have the largest impact on the financial condition of the Company. The project, which began in the fourth quarter of 1994, is expected to be completed in August 1995. Of the approximately $3,600,000 total budget for the project, approximately $1,916,000 (55%) has been expended to date, with $1,597,881 expended in the first six months of 1995. Although the Company has secured a $3,500,000 revolving line of credit for the expansion project, funds expended to date have been from cash flow in an effort to avoid interest expense as long as possible. It is anticipated that the Company will begin to draw on the line of credit in the third quarter of 1995. For more information regarding the warehouse expansion project, see Capital Expenditures below.

               Cash  Flow.   During  the period  ending  June 30,  1995,  Handy
          Hardware generated adequate amounts of cash while continuing to make significant investments in inventory, warehouse and data processing equipment, delivery equipment, and software to better meet the needs of its Member-Dealers.

          There was a significant net increase in the Company's cash and cash equivalents in the first six months of 1995 compared to the same period in 1994. The improvement in the Company's cash position was due to the fact that the Company's operating activities provided net cash of $2,140,077 in the first six months of 1995 as compared to $444,686 in the same period of 1994. The increase in cash flow from operating activities in the first half of 1995 as compared to the first half of 1994 was principally attributable to: (i) a $1,320,671 decrease in inventory as compared to a $628,717 increase in inventory for the same period in 1994 plus (ii) a smaller increase in accounts receivable ($683,852 vs. $1,436,886), offset by a decrease of $31,604 in accounts payable as compared to an increase in accounts payable of $1,016,124 for the same 1994 period.

          These factors were mostly the result of maintaining strict control of inventory during the period of warehouse expansion. This, in turn, resulted in a decrease in accounts payable, although not as significant as the decline in inventory due to extended payment terms granted by manufacturers to assist the Company's spring trade show and other promotional activities.

          Further, the decline in service level during the construction period had a somewhat negative effect on member-dealer purchases. Thus, accounts receivable increased but not as significantly as in the past periods.

          The Company  expended a net  of $1,967,100 to  purchase fixed assets
          ($1,597,881  of  which  was  expended  on  the  warehouse  expansion project) in the first six months of 1995, which is significantly more than the $173,873 expended in the same period of 1994. In the first half of 1995, $125,769 of cash was used for financing activities, which was 54.9 percent lower than the $278,864 used in the first half of 1994. The use of cash for financing activities in the 1995 period was reduced by (i) capital leases for computer, warehouse and delivery equipment which resulted in a positive cash flow of $68,842 (ii) a smaller preferred stock dividend payment in the first quarter of 1995 ($401,155) than in the 1994 period ($438,654), as a result of a decrease in the dividend rate from 12 percent to 10 percent, and (iii) a smaller increase in subscription receivables ($352 vs. $21,525).

               Working Capital.   The Company's continuing ability  to generate
          cash to meet its needs for funding its activities is illustrated by three key liquidity measure shown in the following table:

                                                                 JUNE 30                 DECEMBER 31              JUNE 30
                                                                   1995                    1994                    1994
                                                                 ----------              -----------            ----------

                 Working Capital                                 $7,961,703              $9,129,076             $8,898,722

                 Current Ratio                                   1.6 to 1                1.8 to 1               1.8 to 1
                         (Current Assets to
                         Current Liabilities)

                 Long-term Debt as percentage
                         of Capitalization                       26.1                    27.2                   28.8

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

          In the first six months of 1995, the Company maintained a 92.3 percent service level (the measure of the Company's ability to meet Member-Dealers' orders out of current stock) as compared to a service level of 93.0 percent for the same period of 1994. This decrease in service level is the result of an inadequate amount of storage for inventory which has been somewhat rectified by leasing additional temporary warehouse space until the warehouse expansion project can be completed. Inventory turnover was 5.9 times during the first six months of both 1995 and 1994. This high rate of inventory turnover, which is higher than the national industry average, is primarily the result of tight control of the product mix, increase in depth of inventory, continued high service level, and increased warehouse sales.

          The Company has an outstanding mortgage note payable to Texas Commerce Bank with a principal balance as of June 30, 1995, of approximately $2,977,408. The note is a result of a refinancing that occurred in 1993 and has a five-year fixed rate of interest of
          7.2 percent. Although the note is payable in full on March 31, 1998, the Company anticipates refinancing the principal balance at that time.

          On October 7, 1994, the board of directors approved the construction of a 96,715 square foot expansion of its current warehouse facility. The expansion is anticipated to cost $3,290,000, plus approximately $300,000 for warehouse handling equipment, and will be financed through Nations Bank. The financing will be evidenced by a Credit Agreement and Promissory Note which will provide for $3,500,000 revolving line of credit. The revolving line of credit will have three interest rate options: the London Inter-Bank Euro Rate ( LIBOR rate ) plus 150 basis points, Nations Bank's floating prime rate, and a treasury based rate plus 180 basis points. The loan will be secured by a second lien on the approximately 20 acres of land owned by the Company and on which Texas Commerce Bank has a first priority lien. Only interest is payable during the first eighteen months of the loan; thereafter interest and principal payments will be due based on a 20-year amortization. Although the note is payable in full on March 31, 1998, the Company anticipates refinancing the principal balance at that time.

               Capital Expenditures In the six month periods ending June 30, 1995, and June 30, 1994, the Company's investment in capital items was $1,967,100 and $173,873 (net of dispositions), respectively. Approximately 81.2 percent ($1,597,881) of the amount expended in the first six months of 1995 was used to finance the costs of the 96,715 square foot addition to the Company's existing warehouse facility. Thus far $1,916,010 has been funded from cash flow for the expansion project. It is anticipated that all or a portion of these expenditures will be reimbursed from the proceeds of the loan discussed above. Further, 13.4 percent ($262,697) of the amount expended in the first six months of 1995 was invested in upgrading warehouse equipment.

          Significant outlays of cash or cash equivalents foreseen for the remainder of the year include the remaining cost of the 96,715 square foot addition to the existing warehouse facility ($1,583,990) to be paid with proceeds from the loan discussed above. The anticipated cost of the warehouse expansion project (which includes modifications to the Company's current warehouse facility) is approximately $34 per square foot. By way of comparison the current warehouse, which is 220,000 square feet, cost $5.5 million or $25 per square foot to build. Given inflation, the smaller size of the proposed project, and the additional modifications necessary, the Company believes the $34 per square foot cost is appropriate. Additional cash outlays anticipated for the remainder of the year include: the purchase of data processing equipment ($80,700), fleet and warehouse equipment ($74,600), and Company vehicles ($40,000).

          The  Company's  cash  position  of $736,143  at  June  30, 1995,  is
          anticipated   to  be   sufficient  to   fund  all   planned  capital
          expenditures other than the warehouse expansion project.

          PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings - None

          Item 2.  Changes in Securities - None

          Item 3.  Defaults Upon Senior Securities - None

          Item 4.  Submission of Matters to a Vote of Security Holders -
                   At the Annual Shareholder Meeting held on May 10, 1995, Weldon D. Bailey, Truman Breed, and Samuel J. Dyson were elected to serve as Directors of the Company for a three year term. Phil M. Grothues and James D. Tipton, President of the Company, were elected to serve one-year terms. The other Directors continuing to serve are:
                   Norman J. Bering II, Susie Bracht-Black, Virgil H. Cox, Robert L. Eilers, and Leroy Welborn.

                                                 No. of Votes         No. of Votes           No. of Votes         Nominee
                  Nominees for Directors             For                Against                Abstain            Approval
                  ----------------------             ----               -------                -------            --------

                  Weldon D. Bailey                   4890                 120                   -0-                  Yes
                  Truman Breed                       4890                 120                   -0-                  Yes
                  Samuel J. Dyson                    4890                 120                   -0-                  Yes
                  Phil M. Grothues                   4890                 120                   -0-                  Yes
                  James D. Tipton                    4890                 120                   -0-                  Yes

           Amendments to the Articles of Incorporation to increase the authorized shares of Class A Common stock from 10,000 shares to 20,000 shares were voted upon at the meeting (as reconvened
           after adjournment).    The results of the vote were as follows:

               No. of Votes        No. of Votes         No. of Votes
                   For                Against             Abstain
               ------------        ------------         ------------

                   5490                160                  640

           The amendment to increase the authorized shares of Class A Common Stock was approved by the holders of more than 2/3 of the Company's outstanding Common Stock eligible to vote thereon, and consequently was adopted.

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






           Date:  August ______, 1995