Form 10-Q
period 1995-09-30
HANDY HARDWARE WHOLESALE INC
filed 1995-11-13
CIK 354053

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 1995.

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

                                  Yes   X     No
                                      -----      -----

The number of shares outstanding of each of the Registrant's classes of common stock as of September 30, 1995, was 7980 shares of Class A Common Stock, $100 par value, and 42,934 shares of Class B Common Stock, $100 par value.









                                                             Page #1 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX



PART I      Financial Information                                       Page No.

      Item  1.    Financial Statements

               Condensed Balance Sheet - September 30, 1995
                  and December 31, 1994.......................             3 - 4

               Condensed Statement of Income -  Nine Months
                  Ended September 30, 1995 and 1994...........                 5

               Condensed Statement of Cash Flows - Nine Months
                  Ended September 30, 1995 and 1994...........             6 - 7

               Notes to Condensed Financial Statements........            8 - 13

      Item 2.  Management's Discussion & Analysis of Financial
                  Condition and Results of Operations.........           14 - 22

PART II     Other Information

      Items 1.    - 6.                                                        23

      Signatures                                                              24














                                                             Page #2 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                  SEPTEMBER 30, DECEMBER 31,
                                                      1995         1994
                                                  ------------- ------------

ASSETS

CURRENT ASSETS
      Cash                                        $ 1,823,868   $   688,935
      Accounts Receivable, net of                  11,805,409     7,341,670
         subscriptions receivable in
         the amount of $63,050 for 1995
         and $39,444 for 1994
      Inventory                                    13,274,957    12,980,262
      Other Current Assets                            388,506       208,536
                                                  -----------   -----------
                                                  $27,292,740   $21,219,403
                                                  -----------   -----------

PROPERTY, PLANT AND EQUIPMENT (Note 2)
      At Cost Less Accumulated Depreciation
      of $3,838,170(1995) and $3,179,972 (1994)   $ 9,920,598   $ 7,334,774
                                                  -----------   -----------



OTHER ASSETS
   Notes Receivable (Note 3)                      $   109,742   $    75,866
   Deferred Compensation Funded                       162,762       162,762
   Other Noncurrent Assets                                  0        42,523
                                                  -----------   -----------
                                                  $   272,504   $   281,151
                                                  -----------   -----------
TOTAL ASSETS                                      $37,485,842   $28,835,328
-----------------------------------------------   ===========   ===========

LIABILITIES AND STOCKHOLDERS'
   EQUITY

CURRENT LIABILITIES
   Mortgage Payable                               $   308,204   $   308,204
   Notes Payable-Stock(Note 4)                         12,960        24,160
   Notes Payable-Capital Lease                        106,405        88,381
   Accounts Payable - Trade                        18,727,632    11,238,594
   Other Current Liabilities                          965,240       430,988
                                                  -----------   -----------
                                                  $20,120,441   $12,090,327
                                                  -----------   -----------

NONCURRENT LIABILITIES
   Mortgage Payable                               $ 2,592,153   $ 2,823,307
   Notes Payable-Stock(Note 4)                        105,810        69,610
   Notes Payable-Capital Lease                        182,105       157,888
   Notes Payable-Vendor                               108,013        73,720
   Deferred Compensation Payable                      162,762       162,762
   Deferred Income Taxes Payable
   (Note 5)                                           351,861       292,887
                                                  -----------   -----------
                                                  $ 3,502,704   $ 3,580,174
                                                  -----------   -----------

TOTAL LIABILITIES                                 $23,623,145   $15,670,501
-----------------------------------------------   -----------   -----------

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                             Page #3 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)



                                        SEPTEMBER 30,   DECEMBER 31,
                                             1995           1994
                                        -------------   ------------

  STOCKHOLDERS' EQUITY (NOTE 6)
     Common Stock, Class A,
      authorized 20,000 shares, $100
      par value per share, issued
      8,420 & 7,790 shares              $    842,000    $    779,000
     Common Stock, Class B,
      authorized 100,000 shares, $100
      par value per share, issued
      44,736 & 40,205 shares               4,473,600       4,020,500
     Common Stock, Class B
      Subscribed 3,927.92 & 3,898.97
      shares                                 392,792         389,897
        Less Subscription Receivable         (31,525)        (19,722)
     Preferred Stock 10% Cumulative,
      authorized 100,000 shares, $100
      par value per share, issued
      47,329 & 42,569 shares               4,732,900       4,256,900
     Preferred Stock, Subscribed
      3,927.92 & 3,898.97                    392,792         389,897
        Less Subscription Receivable         (31,525)        (19,722)
     Paid in Surplus                         265,271         239,162
                                        ------------    ------------
                                        $ 11,036,305    $ 10,035,912

     Less: Cost of Treasury Stock
      4,171.50 & -0- shares                 (417,150)            -0-
                                        ------------    ------------
                                        $ 10,619,155    $ 10,035,912

   Retained Earnings                       3,243,542       3,128,915
                                        ------------    ------------
   Total Stockholders' Equity           $ 13,862,697    $ 13,164,827
                                        ------------    ------------
   TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                 $ 37,485,842    $ 28,835,328
-------------------------------------   ============    ============












The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.




                                                             Page #4 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                    QUARTER                               NINE MONTHS
                                                 ENDED SEPT. 30,                        ENDED SEPT. 30,
                                            1995                1994                1995                1994
                                            ----                ----                ----                ----
INCOME
   Net Sales                            $ 31,011,952        $ 27,509,319        $ 90,110,220        $ 82,332,877
   Sundry Income                             139,510              95,949             417,369             390,202
                                        ------------        ------------        ------------        ------------
TOTAL INCOME                            $ 31,151,462        $ 27,605,268        $ 90,527,589        $ 82,723,079
                                        ------------        ------------        ------------        ------------

EXPENSE
   Net Mat'l. Costs                     $ 27,991,499        $ 24,536,851        $ 80,442,240        $ 73,215,070
   Payroll Costs                           1,477,781           1,453,765           4,424,676           3,901,075
   Other Operating
      Costs                                1,531,404           1,461,874           4,680,727           4,675,061
   Interest Expense                           57,772              61,729             175,528             185,151
                                        ------------        ------------        ------------        ------------
TOTAL EXPENSE                           $ 31,058,456        $ 27,514,219        $ 89,723,171        $ 81,976,357
----------------------------------      ------------        ------------        ------------        ------------


INCOME BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                              $     93,006        $     91,049        $    804,418        $    746,722


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5)                          (35,843)            (35,087)           (288,636)           (266,229)
----------------------------------      ------------        ------------        ------------        ------------


NET INCOME                              $     57,163        $     55,962        $    515,782        $    480,493
----------------------------------


LESS ACCRUED
DIVIDENDS ON
PREFERRED STOCK                         $   (100,289)       $   (109,664)       $   (300,866)       $   (328,992)
---------------------------------       ------------        ------------        ------------        ------------

NET INCOME
APPLICABLE
TO COMMON
STOCKHOLDERS                            $    (43,126)       $    (53,702)       $    214,916        $    151,501
---------------------------------       ============        ============        ============        ============


EARNINGS PER
SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                        $      (0.80)       $      (1.08)       $       4.06        $       3.11
---------------------------------       ============        ============        ============        ============

     The accompanying notes are an integral part of the Condensed Financial Statements.


                                                             Page #5 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                            NINE MONTHS ENDED SEPT 30,
                                            --------------------------
                                                 1995         1994
                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITY
    Net Income                              $   515,782    $   480,493
                                            -----------    -----------
       Adjustments to Reconcile Net
        Income to Net Cash Provided by
        Operating Activities:
            Depreciation                    $   670,123    $   589,080
            Increase in Deferred
               Income Tax                        58,974         29,006

    Changes in Assets and Liabilities
        Increase in Accounts Receivable      (4,463,739)    (3,402,181)
        Increase in Notes Receivable            (33,876)        (7,667)
        Increase in Inventory                  (294,695)      (816,012)
        (Increase) Decrease in Other Assets    (137,447)         7,410
        Increase in Notes Payable -Vendor        34,293          8,214
        Increase in Accounts Payable          7,489,038      2,654,051
        Increase in Other Liabilities           534,252        718,485
                                            -----------    -----------

               TOTAL ADJUSTMENTS            $ 3,856,923    $  (219,614)
                                            -----------    -----------

               NET CASH PROVIDED BY
               OPERATING ACTIVITIES         $ 4,372,705    $   260,879
                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                 $(3,258,272)   $  (649,086)
       Disposition of Fixed Assets                2,325          1,525
                                            -----------    -----------
               NET CASH USED FOR
               INVESTING ACTIVITIES         $(3,255,947)   $  (647,561)
                                            -----------    -----------













The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.





                                                             Page #6 of 24 Pages

STATEMENT OF CASH FLOWS (UNAUDITED) Cont.
-----------------------------------------

                                             NINE MONTHS ENDED SEPT. 30,
                                             ---------------------------
                                                 1995           1994
                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in Mortgage Payable              $  (231,154)   $  (231,154)
   Increase in Notes Payable-Stock                25,000         28,550
   Increase in Notes Payable-Capital Lease        42,241         66,514
   Increase in Subscription Receivable           (17,816)       (37,323)
   Proceeds From Issuance of Stock             1,018,209      1,009,982
   Purchase of Treasury Stock                   (417,150)      (374,850)
   Dividends Paid                               (401,155)      (438,654)
                                             -----------    -----------
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   $    18,175    $    23,065
                                             -----------    -----------

   NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                 $ 1,134,933    $  (363,617)

   CASH & CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           688,935        666,387
                                             -----------    -----------

   CASH & CASH EQUIVALENTS AT END OF
   PERIOD                                    $ 1,823,868    $   302,770
                                             ===========    ===========









Additional Related Disclosures to the Statement of Cash Flows

     Interest Expense Paid                   $   175,528    $   185,151
     Income Taxes Paid                           370,010        277,591












The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.








                                                             Page #7 of 24 Pages

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

(2)   Earnings Per Share -

      Earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                         QUARTER ENDED           NINE MONTHS ENDED
                                           SEPT. 30,                 SEPT. 30,
                                    -----------------------   -----------------------
                                       1995         1994         1995         1994
                                    ----------   ----------   ----------   ----------
Calculation of Earnings Per Share
      of Common Stock

      Net Income                    $  57,163    $  55,962    $ 515,782    $ 480,493
         Less:  Accrued Dividends
          on Preferred Stock         (100,289)    (109,664)    (300,866)    (328,992)
                                    ---------    ---------    ---------    ---------
                                    $ (43,126)   $ (53,702)   $ 214,916    $ 151,501
      Weighted Average
         Shares of Common Stock
         (Class A & Class B)
         outstanding                   53,985       49,911       52,980       48,787
      Income (Loss) Per Share
      of Common Stock               $   (0.80)   $   (1.08)   $    4.06    $    3.11
                                    =========    =========    =========    =========











                                                             Page #8 of 24 Pages

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

      When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the nine months ended September 30, 1995, contained herein, therefore, are net of dividends actually paid during the first quarter of 1995.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:

                                        SEPTEMBER 30,   DECEMBER 31,
                                            1995            1994
                                        ------------    ------------
Land                                    $  2,027,797    $  2,027,797
Building & Improvements                    7,653,880       5,026,886
Furniture, Computer, Warehouse             3,452,843       2,842,862
Transportation Equipment                     624,248         617,201
                                        ------------    ------------
                                        $ 13,758,768    $ 10,514,746

Less:  Accumulated Depreciation           (3,838,170)     (3,179,972)
                                        ------------    ------------
                                        $  9,920,598    $  7,334,774
                                        ============    ============











                                                             Page #9 of 24 Pages

NOTE 3 - NOTES RECEIVABLE

                                        CURRENT PORTION             NONCURRENT PORTION
                                      --------------------         ---------------------
                                      SEPT. 30,   DEC. 31,         SEPT. 30,    DEC. 31,
DEBTOR                    COLLATERAL    1995        1994             1995         1994
------                    ----------   -----       -----           --------     -------
Alamo Heights Hdwe.            -       $ -0-       $ -0-           $  5,893     $ 5,893
Breed & Co., Inc.              -         -0-         -0-              3,090         -0-
Broadway Hdwe.                 -         -0-         -0-             21,333         -0-
Decatur Hdwe.                  -         -0-         -0-              2,340       2,340
Doug Ashy Bldg.
 Material Inc.                 -         -0-         -0-              1,912         -0-
Grandbury Farm
   & Ranch                     -         -0-         -0-              1,219       1,219
Handyman Hdwe.                 -         -0-         -0-             13,l65      13,165
Henckel's Hwy. 6
   Ace Home Ctr.               -         -0-         -0-              5,446       5,446
Island Hdwe.                   -         -0-         -0-              2,807       2,807
J & B Auto                     -         -0-         -0-              2,171       2,171
Jackson Hdwe.
   & Supply Co.                -         -0-         -0-              2,297       2,297
Katy Mason Hdwe.               -         -0-         -0-              3,427       3,427
Kilgore Hdwe.                  -         -0-         -0-              3,556       3,556
King Feed & Hdwe.              -         -0-         -0-              4,255       4,255
Liberty Auto                   -         -0-         -0-              2,880       2,880
Marchand's Inc.                -         -0-         -0-              2,830       2,830
Mardis Auto Parts
   & Hdwe.                     -         -0-         -0-              2,619       2,619
Max Squires                    -         -0-         -0-              1,729       2,146
Mike's Hardware                -         -0-         -0-              1,511         -0-
Overall Lumber                 -         -0-         -0-              3,362       3,362
Pitts Hdwe.                    -         -0-         -0-              1,772       1,772
RBC Hdwe.                      -         -0-         -0-              2,549       2,549
Sawyer Brothers                -         -0-         -0-              4,840       4,840
Sealy Ace Hdwe.                -         -0-         -0-              4,920       4,920
Stifer Lbr.                    -         -0-         -0-              3,087         -0-
Trahan Hdwe.                   -         -0-         -0-              1,372       1,372
Wagner Hdwe.                   -         -0-         -0-              3,360         -0-
                                       -----       -----           --------     -------
                                       $ -0-       $ -0-           $109,742     $75,866
                                       =====       =====           ========     =======


The notes reflected in the above table (except the note due from Max Squires) reflect amounts due to the Company from its Member-Dealers under a deferred payment agreement with the Company. Under this agreement, the Company supplies Member-Dealers with an initial order of General Electric lamps. The payment for this order is deferred so long as the Member-Dealer continues to purchase General Electric lamps through the Company. If a Member-Dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric bills the Company for the Member-Dealer's initial order and the note becomes immediately due and payable in full to the Company.








                                                            Page #10 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - NOTES PAYABLE - STOCK

                                                      CURRENT PORTION     NONCURRENT PORTION
                                                    --------------------  -------------------
                     INTEREST              MATURITY SEPT. 30,   DEC. 31,  SEPT. 30,  DEC. 31,
PAYEE                  RATE    COLLATERAL    DATE     1995        1994      1995       1994
------------------   --------  ----------  -------- ---------   --------  ---------  --------
Alamo Lbr. Co.         6.25%      None       2000   $   -0-     $   -0-   $  3,000   $   -0-

Beere Hdwe                6%      None       1997       -0-         -0-      1,100     1,100

C & S Hdwe., Inc.         8%      None       1995       -0-       4,200        -0-       -0-

C & S Hdwe., Inc.         8%      None       1995       -0-       3,800        -0-       -0-

Cleveland Hdwe            6%      None       1997       -0-         -0-     21,760    21,760

Community Hdwe         6.25%      None       2000       -0-         -0-      6,400       -0-

D.A.D.S
 Whsle.,Inc            6.25%      None       2000       -0-         -0-      5,000       -0-

Dan's Home Ctr            6%      None       1999       -0-         -0-      8,600     8,600

Gulfway Lbr. Co.       6.25%      None       2000       -0-         -0-     12,800       -0-

Hawkins Hdwe              6%      None       1999       -0-         -0-      2,150     2,150

Hometown Hdwe             6%      None       1997       -0-         -0-      1,000     1,000

J & B Builders            6%      None       1998       -0-         -0-      7,000     7,000

Ken's Hdwe                6%      None       1999       -0-         -0-      5,000     5,000

Morrison Lbr              8%      None       1995    12,960      12,960        -0-       -0-

Patterson Hdwe            6%      None       1999       -0-         -0-     12,000    12,000

Rockdale Bldg
   Ctr                 6.25%      None       2000       -0-         -0-      3,000       -0-

Space City Hdwe           6%      None       1999       -0-         -0-      9,000     9,000

Terrebonne Hdwe           8%      None       1995       -0-       3,200        -0-       -0-

Yeager Hdwe               6%      None       1999       -0-         -0-      2,000     2,000

Yeager Hdwe               7%      None       2000       -0-         -0-      6,000       -0-
                                                    -------     -------   --------   -------
                                                    $12,960     $24,160   $105,810   $69,610
                                                    =======     =======   ========   =======


The five-year, interest bearing notes listed in the above table reflect amounts due from the Company to former Member-Dealers for the Company's repurchase of shares of Company stock owned by these former Member-Dealers. According to the terms of the note, only interest is paid on the outstanding balance of the note during the first four years. In the fifth year, both interest and principal are paid.

Principal payments due over the next five years are as follows:

                           1995            $12,960
                           1996            $   -0-
                           1997            $23,860
                           1998            $ 7,000
                           1999            $38,750

                                                            Page #11 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993, on a prospective basis. The major categories of deferred income tax provisions are as follows:

                                             QUARTER ENDED    YEAR ENDED
                                             SEPTEMBER 30,   DECEMBER 31,
                                                 1995           1994
                                             -----------     -----------
Excess of tax over book depreciation         $ 1,514,800     $ 1,310,183

Inventory - Ending inventory adjustment
    for tax recognition of Sec. 263A
    Uniform Capitalization Costs                (307,153)       (285,988)


Deferred Compensation                           (172,762)       (162,762)
                                             -----------     -----------

    Total                                    $ 1,034,885     $   861,433
    Statutory Tax Rate                                34%             34%
                                             -----------     -----------
    Cumulative Deferred Income Tax Payable   $   351,861     $   292,887
                                             ===========     ===========

    Classified as:
       Current Liability                     $       -0-     $       -0-
       Noncurrent Liability                      351,861         292,887
                                             -----------     -----------
                                             $   351,861     $   292,887
                                             ===========     ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                  QUARTER ENDED   QUARTER ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                      1995           1994
                                                  -----------     ----------
Principal components of income tax expense
  Federal:
       Current
          Income tax paid                         $   369,811     $  212,268
          Carry-over of prepayment from
            prior year                                 93,583         65,323
          Refund received for overpayment
           from prior year                            (93,377)           -0-
                                                  -----------     ----------
                                                  $   370,017     $  277,591

       Federal Income Tax Receivable                 (140,355)       (40,368)
       Carry-over to subsequent year                      -0-            -0-
         Income tax for tax reporting
         at statutory rate of 34%                 $   229,662     $  237,223
       Deferred
         Adjustments for financial reporting:
           Depreciation                           $    69,570     $   42,390
           263A Uniform Capitalization Costs           (7,196)        (9,984)
           Other                                       (3,400)        (3,400)
                                                  -----------     ----------
         Provision for federal income tax         $   288,636     $  266,229
                                                  ===========     ==========


                                                            Page #12 of 24 Pages

   NOTE 6 - STOCKHOLDERS'S EQUITY

         Both classes of Common Stock and Preferred Stock are reported on the Condensed Balance Sheet including shares that have been issued, but have been repurchased by the Company as treasury stock. The number of shares of each class for each of the periods presented that have been issued, the number that have been repurchased as treasury stock and the number that remain outstanding are as follows:

                                               September 30,        December 31,
                                                  1995                 1994
                                               -----------          ----------
Common Stock, Class A
   Issued                                       8,420                7,790

   Held as Treasury                               440                  -0-
                                               --------             ------
   Outstanding                                  7,980                7,790
                                               ========             ======

Common Stock, Class B
   Issued                                      44,736               40,205

   Held as Treasury                             1,802                  -0-
                                               --------             ------
   Outstanding                                 42,934               40,205
                                               ========             ======

Preferred Stock
   Issued                                      47,329               42,569

   Held as Treasury                             1,929.5                -0-
                                               --------             ------
   Outstanding                                 45,399.5             42,569
                                               ========             ======

























                                                            Page #13 of 24 Pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

The Company continued its steady growth during the third quarter of 1995 while continuing to meet its goal of providing quality goods to its MemberDealers at its cost plus a reasonable markup charge. During the third quarter and the first nine months of 1995, total sales were 12.7 percent higher and 9.4 percent higher than during the same periods in 1994. This increase was generated from all of the Company's selling territories. More specifically, all seven sales territories showed increases over last year.

      Sales The following table compares the Company's sales during the first nine months of 1995 to sales during the same period of 1994, by sales territory:

                                        Nine Months                      Nine Months
                                           1995                              1994
                              ------------------------------       -----------------------
                                           % Increase
                                            in Sales
                                            From Nine   % of                         % of
                                              Month    Total                         Total
Sales Territory                  Sales        1994     Sales          Sales          Sales
---------------               -----------     ----     ------      -----------      ------
Houston Area                  $23,435,837       8%      26.4%      $21,616,162       26.5%

Victoria, San Antonio,
Corpus Christi & Rio Grande
Valley Area*                   17,084,539       2%      19.3%       16,807,991       20.6%

North Texas, Dallas
& Fort Worth Area              14,451,939       8%      16.3%       13,419,704       16.4%

Austin, Brenham & Central
Texas Area                      8,854,646       9%      10.0%        8,114,430        9.9%

Southern Louisiana Area         9,727,655      22%      11.0%        7,961,551        9.8%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida                         7,986,018      11%       9.0%        7,222,461        8.9%

Oklahoma & Arkansas Area        7,054,131       9%       8.0%        6,461,724        7.9%
                              -----------               -----      -----------      -----

      Totals:                 $88,594,765(1)           100.0%      $81,604,023(1)   100.0%
                              ===========              ======      ===========      =====

----------------------------------
* Includes sales to Mexico dealers

(1) Total does not include sales to dealers who were no longer Member-Dealers at the end of period.

                                                            Page #14 of 24 Pages

In the Houston territory, independent hardware stores have regained some of the market share previously lost to retail warehouses. This has resulted from independent dealers developing new strategies to compete with the aggressive marketing programs of the retail warehouses. This is evidenced by the much larger increase in sales in the Houston territory in the first nine months of 1995 over the same period of 1994 (8%), as compared to 1994 over 1993 (2%) and 1993 over 1992 (4%). Additionally, a significant increase of 22 percent in sales in the Southern Louisiana territory during the first nine months of 1995 over the first nine months of 1994 has resulted from increased marketing efforts by Company employees in that territory.

The recent expansion of retail warehouses to the North Texas/ Dallas/ Fort Worth and Baton Rouge/ New Orleans/ East Gulf Coast territories, however, has begun to erode the market share of independent hardware stores in those territories. Increases in sales in these territories are not as large as in recent years. For the first nine months of 1995 sales in the North Texas/ Dallas/ Fort Worth/ territory increased 8 percent over the same 1994 period, as compared to a 13 percent increase in both 1994 over 1993 and 1993 over 1992. In the Baton Rouge/ New Orleans/ East Gulf Coast territory sales increased 11 percent, 20 percent and 17 percent, respectively, in the nine months ended September 30, 1995, 1994, and 1993. Further, the devaluation of the Mexican peso is continuing to pressure sales in the Victoria/ San Antonio/ Corpus Christi/ Valley territory. In that territory, sales for the first nine months of 1995 increased 2 percent over the same 1994 period as compared to 12 percent for 1994 over 1993 and 11 percent for 1993 over 1992. The Company believes that an increase in promotional sales activities and inventory available for orders, plus low-cost dealer buying programs, and a general strengthening of the economy in the Company's sales territories were key elements of the Company's sales growth.

   Net Material Costs and Rebates Net material costs for the third quarter and the first nine months of 1995 were $27,991,499 and $80,442,240 respectively, compared to $24,536,851 and $73,215,070, respectively, for the same periods in 1994. The increase of 9.9 percent in net material costs for the first nine months of 1995 closely parallels the increase of 9.4 percent in sales for the same period. Net material costs as a percentage of sales remained relatively stable: 89.3 percent in the first nine months of 1995 and 88.9 percent for the same period in 1994. Net material costs

                                                            Page #15 of 24 Pages
for the third quarter of 1995  increased  14.1 percent which is greater than the
12.7 percent increase in sales. Net material costs as a percentage of sales were
90.2 percent in the third quarter of 1995 as compared to 89.2 percent for the same period in 1994. The slightly higher net material cost as a percentage of sales for the first nine months and the third quarter of 1995 over the same period in 1994 is the result of a change in accounting procedures. In 1995, damaged inventory was recognized monthly. Prior to 1995, this adjustment was not recognized until the Company took a physical inventory, always in the latter part of the fourth quarter.

Despite this accounting change, the stability of net material costs as a percentage of sales is maintained by the relative stability of purchase discounts and factory rebates as a percentage of net material costs. Both were taken by the Company as a credit against material costs. Purchase discount income during the first nine months of 1995 was $1,737,018 (2.2% of material costs) as compared to $1,579,793 (2.2% of material costs) during the same 1994 period. Factory rebate income during the same two periods was $2,818,394 (3.5% of material costs) and $2,474,542 (3.4% of material costs), respectively.

   Payroll Costs Payroll costs during the third quarter and nine months ended September 30, 1995, increased to $1,477,781 and $4,424,676 respectively, from $1,453,765 and $3,901,075 for the same 1994 period. The 1.7 percent third quarter increase and the 13.4 percent nine-month increase in 1995 payroll costs resulted primarily from regular salary increases for employees. In addition, the payroll increase for the nine-month period ended September 30, 1995, over the same period for 1994 was the result of a 19.7 percent increase in overtime payroll associated with the Company's warehouse expansion program, most of which occurred during the first quarter of 1995. Overtime payroll in both the third quarter of 1995 and 1994 was approximately $149,000. Due to the lack of adequate storage space for inventory, the Company was forced to lease additional warehouse space in an offsite facility. The lack of proximity of the additional space to the offices of the Company resulted in an increase in payroll costs. Payroll costs for the third quarter of 1995 constituted 4.8 percent of both net sales and total expenses, compared to 5.3 percent for the same quarter in 1994. Payroll costs accounted for 4.9 percent of both sales and total expenses for the first nine months of 1995 as compared to 4.7 percent for the same 1994 period.

   Other Operating Costs During the third quarter in 1995, other operating costs increased 4.7 percent compared to the same 1994 period. There was virtually no increase in other operating costs when comparing the nine-month period ended September 30, 1995, and

                                                            Page #16 of 24 Pages

1994. Other operating costs for the third quarter of 1995 were $1,531,404 (4.9% of sales) as compared to $1,461,874 (5.3% of sales) for the same 1994 period. For the nine-month period ending September 30, 1995, other operating costs were $4,680,727 (5.2% of sales) as compared to $4,675,061 of these costs for the same period of 1994 (5.7% of sales). The flat costs have been due primarily to a decline in insurance premiums and a decline in accruals for property tax offset by a $55,000 increase in accruals for employee bonuses and retirement contributions. More specifically, workers' compensation insurance premiums declined 35 percent. Although property taxes are anticipated to increase in 1995, the accrual for these taxes is being allocated over a longer period of time in 1995 than in 1994.

   Net Income and Earnings Per Share While net sales for the third quarter of 1995 increased $3,502,633 (12.7 percent) and net material costs increased $3,454,648 (14.1 percent), gross margin increased 1.6 percent. As a result, pretax net income increased 2.1 percent, from $91,049 for the third quarter of 1994 to $93,006 in the same 1995 period, while after-tax net income increased the same 2.1 percent. Pretax net income increased 7.7 percent from $746,722 for the first nine months of 1994 to $804,418, during the same 1995 period. After-tax net income for the first nine months of 1995 increased 7.3 percent over the same period in 1994.

An increased percentage of drop shipment sales sold in September at the Company's cost with no markup, resulting from an earlier fall trade show in 1995, put additional pressure on the Company's ability to generate gross margin commensurate with the increase in sales. Drop shipments for the third quarter of 1995 and 1994 accounted for $10,848,482 (35 percent of total sales) and $8,242,467 (30 percent of total sales) respectively, as compared to $29,986,141 (33.3 percent of total sales) and $25,267,139 (30.7 percent of total sales) for the first nine months of 1995 and 1994, respectively. As a result, gross margin during the 1995 third quarter increased 1.6 percent over the same period in 1994 and gross margin during the 1995 nine-month period ending September 30, 1995, increased 6 percent from the same 1994 period. Further, gross margin as a percentage of sales was 9.7 percent in the third 1995 quarter as compared to
10.8 percent during the same 1994 period. For the first nine months of 1995 and 1994, gross margin as a percentage of sales was 10.7 percent and 11.1 percent, respectively. The Company anticipates that as a result of the fall trade show being held earlier in the third quarter of 1995, sales and trade payables for the fourth quarter of 1995 will be less than sales and trade payables for the same period in 1994.

The increases in the Company's earning per share in the third

                                                            Page #17 of 24 Pages
quarter and first nine months of 1995 as compared to the same periods of 1994 were due to a decline in the 1995 dividend paid on preferred stock. Dividends accrued in the third quarter of 1995 represented a smaller percentage of 1995 net income than dividends accrued in the third quarter of 1994 and resulted in a ____ percent and a 30.5 percent increase, respectively, in earnings per share for the third quarter and first nine months of 1995.

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

   Seasonality The Company's quarterly net income traditionally has been subject to two primary factors. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. Secondly, sales during the fourth quarter have traditionally been lower, as hardware sales are slowest during the winter months preceding ordering for significant sales for the spring. However, net income has varied substantially from year to year in the fourth quarter as a result of corrections to inventory made at year-end.

FINANCIAL CONDITION AND LIQUIDITY

During the third quarter of 1995, the expansion of the Company's warehouse facility continued to have the largest impact on the financial condition of the Company. The project, which began in the fourth quarter of 1994, was completed in August 1995. Of the approximately $3,200,000 total budget for the project, approximately $2,852,100 (89%) has been expended to date, with $2,533,971 expended in the first nine months of 1995. With the remaining $346,581 due to be paid on the completed project, the warehouse expansion has been successfully completed just under budget. Although the Company secured a $3,500,000 revolving line of credit for the expansion project, funds expended to date have been from cash flow in an effort to avoid interest expense as long as possible. For more information regarding the warehouse expansion project, see "Capital Expenditures" below.



                                                            Page #18 of 24 Pages

   Cash Flow During the period ending September 30, 1995, Handy Hardware generated adequate amounts of cash while continuing to make significant investments in inventory, warehouse and data processing equipment, delivery equipment, and software to better meet the needs of its Member-Dealers.

There was a significant net increase of $1,134,933 in the Company's cash and cash equivalents in the first nine months of 1995, compared to the same period in 1994. The improvement in the Company's cash position was due to the fact that the Company's operating activities provided net cash of $4,372,705 in the first nine months of 1995 as compared to $260,879 in the same period of 1994. The increase in cash flow from operating activities in the first nine months of 1995 as compared to the first nine months of 1994 was principally attributable to:
(i) a $7,489,038 increase in accounts payable in 1995 as compared to a $2,654,051 increase in accounts payable for the same period in 1994 plus (ii) a smaller increase in inventory ($294,695 in 1995 vs. $816,012 in 1994) offset by an increase of $4,463,739 in accounts receivable in 1995 as compared to an increase in accounts receivable of $3,402,181 for the same 1994 period and an increase in 1995 in other assets, in particular, prepaid expenses of $137,447 as compared to a decrease of $7,410 in 1994.

These factors were mostly the result of a timing difference in the recognition of payables generated from the Company's fall trade show which was held two weeks earlier in 1995 and also maintaining strict control of inventory during the warehouse expansion.

The Company expended a net amount of $3,255,947 to purchase fixed assets ($2,280,414 of which was expended on the warehouse expansion project including warehouse equipment) in the first nine months of 1995, which is significantly more than the $647,561 expended in the same period of 1994. In the first nine months of 1995, $18,175 of cash was provided by financing activities, which was
21.2 percent lower than the $23,065 provided in the first nine months of 1994. The cash provided by financing activities in the 1995 period was increased by
(i) an increase in the proceeds from the issuance of stock of $8,227 over the same period in 1994, which resulted in a positive cash flow of $1,018,209 (ii) a smaller preferred stock dividend payment in the first quarter of 1995 ($401,155) than in the 1994 period ($438,654), because of a decrease in the dividend rate from 12 percent to 10 percent, and (iii) a smaller increase in subscription receivables ($17,816 vs. $37,323). The cash provided by financing activities in the first nine months of 1995 was decreased from the same period in 1994 by a smaller increase in notes payable for capital leases ($42,241 vs. $66,514) and an increase in the repurchase of Company stock ($417,150 vs. $374,850).

                                                            Page #19 of 24 Pages

   Working Capital The Company's continuing ability to generate cash to meet its needs for funding its activities is highlighted by three key liquidity measures shown in the following table:

                                  SEPT. 30,         DEC. 31,        SEPT. 30,
                                    1995              1994            1994
                                 ----------        ----------      ----------
Working Capital                  $7,172,299        $9,129,076      $8,997,649
Current Ratio                    1.4 to 1          1.8 to 1        1.7 to 1
   (Current Assets to
   Current Liabilities)
Long-term Debt as percentage
   of Capitalization             25.3              27.2            28.8

Working capital has been principally generated from the sale of stock and capital provided from operations. The major component of the Company's long-term debt is bank indebtedness resulting from the Company's financing of the original construction of its warehouse facility in 1986.

Texas Commerce Bank, Houston, Texas, currently extends the Company a $2,000,000 unsecured revolving line of credit. The Company is not currently utilizing this line.

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

In the first nine months of 1995, the Company maintained a 92.5 percent service level (the measure of the Company's ability to meet Member-Dealers' orders out of current stock) as compared to a service level of 93.0 percent for the same 1994 period. This decrease in service level is the result of an inadequate amount of storage for inventory which should be rectified for the remainder of the year now that the warehouse expansion project is completed. Inventory turnover was 5.9 times during the first nine months of both 1995 and 1994. This high rate of inventory turnover, which is higher than the national industry average, is primarily the result of tight control of the product mix, increase in depth of inventory, continued high service level, and increased warehouse sales.

The Company has an outstanding mortgage note payable to Texas

                                                            Page #20 of 24 Pages

Commerce Bank with a principal balance as of September 30, 1995, of approximately $2,900,357. The note is a result of a refinancing that occurred in 1993 and has a five-year fixed rate of interest of 7.2 percent. Although the note is payable in full on March 31, 1998, the Company anticipates refinancing the principal balance at that time.

The Company originally secured financing for the warehouse facility expansion project in the form of a revolving line of credit through NationsBank, evidenced by a Credit Agreement and Promissory Note which provide for a maximum principal amount of $3,500,000 and which maximum principal amount declines beginning April 1, 1996, based on a 20-year amortization to a maximum of $3,150,000 on March 31, 1998. The revolving line of credit has three interest rate options: the London Inter-Bank Euro Rate ("LIBOR rate") plus 150 basis points, NationsBank's floating prime rate, and a treasury-based rate plus 180 basis points. The loan is secured by a second lien on the approximately 20 acres of land owned by the Company on which Texas Commerce Bank has a first priority lien. Only interest is payable during the first eighteen months of the loan; thereafter interest and principal payments will be due based on a 20-year amortization. Although the note is payable in full on March 31, 1998, the Company anticipates refinancing any principal balance at that time, if needed. It may not be necessary for the Company to use all or a significant portion of this $3,500,000 line of credit if strong cash flow continues and the Company is able to fund most of the warehouse expansion costs out of cash flow. Although the Company has made very little use of either of its two lines of credit, these have been maintained without payment of any commitment fee while providing sources of liquidity if needed.

   Capital Expenditures In the nine month periods ending September 30, 1995, and September 30, 1994, the Company's investment in capital items was $3,255,947 and $647,561 (net of dispositions), respectively. Approximately 80.4 percent ($2,618,068) of the amount expended in the first nine months of 1995 was used to finance the costs of the 96,715 square foot addition to the Company's existing warehouse facility. Thus far $2,936,197 has been funded from cash flow for the expansion project including the additional equipment needed to make the expansion functional. If needed, all or a portion of these expenditures will be reimbursed from the proceeds of the loan discussed above or through the utilization of the Company's unsecured line of credit with Texas Commerce Bank. Further, 14.6 percent ($476,420) of the amount expended in the first nine months of 1995 was invested in upgrading the warehouse equipment (including the equipment used in the new addition.)


                                                            Page #21 of 24 Pages

Significant outlays of cash or cash equivalents foreseen for the remainder of the year include the payment of accounts payable generated by the fall trade show and the remaining cost of the 96,715 square foot addition to the existing warehouse facility ($346,581), both of which will be paid from the Company's cash flow or with proceeds from the unsecured line of credit or loan discussed above. Additional cash outlays anticipated for the remainder of the year include: the purchase of data processing equipment ($35,000), building renovation ($41,000) and warehouse equipment ($65,000).

The Company's cash position of $1,823,868 at September 30, 1995, is anticipated to be sufficient to fund all planned capital expenditures although, at some future period, it may be necessary to utilize all or part of the financing options available to the Company to replace funds expended from cash flow for the warehouse expansion project.
































                                                            Page #22 of 24 Pages

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings - None

Item 2.        Changes in Securities - None

Item 3.        Defaults Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information - None

Item 6.        Exhibits & Reports on Form 8-K

       (a)     Exhibits

               (3) Restated Articles of Incorporation of Handy Hardware Wholesale, Inc., as amended on July 10, 1995.

       (b)     Reports on Form 8-K

               None.
























                                                            Page #23 of 24 Pages

                                    SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        HANDY HARDWARE WHOLESALE, INC.


                                        s/ James D. Tipton
                                        ------------------------------
                                        JAMES D. TIPTON
                                        President
                                        (Chief Executive Officer)





                                        s/ Tina S. Kirbie
                                        -------------------------------
                                        TINA S. KIRBIE
                                        Senior Vice President, Finance
                                        Secretary and Treasurer
                                        (Chief Financial and Accounting Officer)

Date  November 13, 1995
      ___________________________

                                                            Page #24 of 24 Pages