Form 10-K
period 1995-12-31
HANDY HARDWARE WHOLESALE INC
filed 1996-03-28
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995       Commission File Number 0-15708

                         HANDY HARDWARE WHOLESALE, INC.
                           (Exact Name of Registrant)

         TEXAS                                                   74-1381875
(State of incorporation                                      (I.R.S. Employer
    or organization)                                      Identification Number)

                               8300 Tewantin Drive
                              Houston, Texas 77061
                                 (713) 644-1495
          (Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $100.00 par value
                                (Title of Class)

                     Class B Common Stock, $100.00 par value
                                (Title of Class)

                       Preferred Stock, $100.00 par value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     X                        No
                      -----------                     ----------

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or in any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant (computed by reference to the price at which the stock was sold) was $787,000 of February 28, 1996.

         The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 1996 was 7,960 shares of Class A Common Stock, $100 par value, and 43,979 shares of Class B Common Stock, $100 par value.

                       Documents Incorporated by Reference

            Document                                   Incorporated as to

 Notice and Proxy Statement for the            Part III, Items 10, 11, 12 and 13
 Annual Meeting of Stockholders
 to be held May 8, 1996

                                TABLE OF CONTENTS



                                     PART I
Item 1.           Business.....................................................1
Item 2.           Properties...................................................6
Item 3.           Legal Proceedings............................................7
Item 4.           Submission of Matters to a Vote of Security Holders..........7

                                     PART II
Item 5.           Market for Registrant's Common Equity and Related
                     Stockholder Matters.......................................7
Item 6.           Selected Financial Data......................................8
Item 7.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................9
Item 8.           Financial Statements and Supplementary Data.................13
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................34

                                    PART III
Item 10.*         Directors and Executive Officers of the Registrant
Item 11.*         Executive Compensation
Item 12.*         Security Ownership of Certain Beneficial Owners and Management
Item 13.*         Certain Relationships and Related Transactions

                                     PART IV
Item 14.          Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K..................................34





         * Included in the Company's proxy statement to be delivered to the Company's shareholders within 120 days following the Company's fiscal year end.

                                     PART I

Item 1.  Business

General Development of Business

          Handy Hardware Wholesale, Inc. ("Handy Hardware" or the "Company) was incorporated as a Texas corporation on January 6, 1961. Its principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061.

         Handy Hardware was formed by 13 independent hardware dealers in response to competitive pressure from larger businesses and chain discount stores. The purpose of the Company is to provide the warehouse facilities and centralized purchasing services that allow participating independent hardware dealers ("Member-Dealers") to compete more effectively in areas of price and service. Handy Hardware has grown from 13 Member-Dealers and sales of $150,000 in 1961 to 894 active Member-Dealers and sales of more than $114,000,000 in 1995. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

         Handy Hardware is currently engaged in the sale to its Member-Dealers of products used in retail hardware, lumber and home center stores as well as in plant nurseries. In addition, the Company offers advertising and other services to Member-Dealers. The Company utilizes a central warehouse and office facility located in Houston, Texas, and maintains a fleet of 39 trailers owned by the Company and 40 leased power units and trailers which are used for merchandise delivery. The Company offers merchandise to its Member-Dealers at its cost plus a markup charge, resulting generally in a lower price than an independent dealer can obtain on its own. Member-Dealers may buy merchandise from any source they desire, and Member-Dealers are not required to make any minimum levels of purchases from Handy Hardware. As of December 31, 1995, Handy Hardware's Member-Dealers were located in Texas, Louisiana, Mississippi, Alabama, Florida, Oklahoma, Arkansas and Mexico. Information as to revenues, operating profit and identifiable assets of the Company's single industry segment is presented under "Item 6. Selected Financial Data."

Products and Distribution

         The Company buys merchandise from vendors in quantity lots, warehouses the merchandise and resells it in smaller lots to its Member-Dealers. During the Company's fiscal year ended December 31, 1995, the Company sold its products to a total of 894 Member-Dealers, of which 593 were located in Texas, 157 in Louisiana, 68 in Oklahoma, 30 in Arkansas, 14 in Alabama, 18 in Mississippi, 11 in Florida and 3 in Mexico. No individual Member-Dealer accounted for more than 1.5% of the sales of the Company during fiscal 1995. The loss of a single customer or several customers would not have a material adverse effect on the Company.

         Often Member-Dealers may desire to purchase products that are not warehoused by the Company. In this instance, Handy Hardware will, when requested, purchase the product from the vendor and have it shipped directly to the Member-Dealer. Direct shipments from the vendor to the Member-Dealer accounted for approximately 32% of Company sales during 1995, and 31% in 1994 and 1993. Warehouse shipments have accounted for all other material amounts of sales by the Company during the past three years.

         The Company's total sales include 14 different major classes of merchandise. In 1995, 1994 and 1993, the Company's total sales and total warehouse sales were divided among classes of merchandise listed below. In 1995 approximately 68% of total net sales were warehouse sales, while in 1994 and 1993 warehouse sales accounted for 69% of total net sales.

                                                           Total Sales1                               Warehouse Sales
Class of Merchandise                               1995       1994        1993                 1995        1994       1993
--------------------                            ---------- ----------  -----------          ---------- ------------ -------

Plumbing Supplies                                   16%        17%          16%                 19%          19%        19%
General Hardware                                    14         15           15                  14           14         14
Paint Sundries                                      13         12           12                  15           15         15
Electrical Supplies                                 12         12           12                  14           14         13
Hand Tools                                          10         10           10                   9            9          9
Lawn and Garden Products                             9          9           10                  10           11         11
Paint                                                4          4            4                   4            4          4
Building Materials                                   6          5            5                   2            2          2
Power Tools                                          4          5            5                   2            2          3
Housewares & Related Supplies                        2          2            2                   3            2          2
Fasteners                                            2          2            3                   1            1          1
Automotive After Market                              2          2            1                   2            2          2
Outdoor Products                                     1          1            1                   1            1          1
Miscellaneous                                        5          4            4                   4            4          4
                                                  ----       ----         ----                ----         ----       ----
                                                   100%       100%         100%                100%         100%       100%
                                                  ====       ====         ====                ====         ====       ====



     1These amounts include direct sales and warehouse sales. Total sales in 1995 generated from sales of store supplies, catalogs and special purchases from vendors of goods not part of the Company's regular inventory represented less than .14% of total sales.

         Warehouse sales normally carry a markup of 9%, excluding any purchase discounts and manufacturer's rebates. As an incentive to Member-Dealers to make direct sale purchases, since June 1, 1989 direct sales have been sold at the Company's cost with no markup, excluding purchase discounts and manufacturers' rebates. The Company maintains a list of price sensitive, high volume items on which the markup is reduced from 9 percent to 2 or 4 percent. This program was developed in order to allow Handy Member-Dealers to become more competitive in the markets they serve. The price sensitive items are reviewed every six months and additions and deletions are made based on Member-Dealer input and as the market dictates. Because the primary purpose of the Company is to provide its Member-Dealers with a low cost buying program, markups are kept as low as possible, although at a level sufficient to provide adequate capital to pay the expenses of the Company, improve the quality of services provided to the Member-Dealers and finance the increased inventory and warehouse capacity required to support the growth of the Company.

         Most Member-Dealers have a computer terminal at their hardware store that provides a direct link to the offices of the Company. Each Member-Dealer is assigned a day of the week on which it is to transmit its orders through the computer terminal. Orders placed by Member-Dealers go directly into the Company computer where they are compiled and processed on the day received. The appropriate merchandise is gathered from the warehouse during the day following receipt of each order and on the next day, the merchandise leaves the warehouse for delivery to the Member-Dealer. Generally, the merchandise arrives at individual stores on the day that it is shipped from the Company's warehouse.

Dealer Services and Advertising

         The Company employs a staff of seven full time account representatives who visit Member-Dealers to advise them on display techniques, record keeping, inventory control, promotional sales, advertising programs and other dealerrelated services available to them by and through the Company.

         The Company has participated in newspaper advertising programs, and has assisted in the preparation and distribution of sales circulars utilized by Member-Dealers. The Company has a computerized circular program which allows the retail dealer to customize its own unique advertising circular utilizing its individual inventory and targeting its particular market. In addition, the system tracks available vendor co-op funds, allowing the dealer to deduct such co-op claims from the cost of the circular program. The Company estimates that approximately $704,000 was expended in 1995 for dealer advertising activities. These advertising costs were completely offset by contributory payments by participating Member-Dealers and co-op advertising allowances by participating manufacturers. In 1995, advertising expenditures were significantly more than the $581,000 expended in 1994 largely because of the increased use of circulars by Member-Dealers for retail advertising and the availability of a new circular for the Company's paint program.

Suppliers

         The Company purchases merchandise from various vendors, depending upon product specifications and Member-Dealer requirements. Approximately 2,208 vendors supplied merchandise to the Company during 1995. The Company has no significant long-term contract with any vendor. Most of the merchandise purchased by the Company is available from several vendors and manufacturers, and no single vendor or manufacturer accounted for more than 2.1% of the Company's total purchases during 1995. The Company has not in the past experienced any significant difficulties in obtaining merchandise and does not anticipate any such difficulty in the foreseeable future.

         The Company is a member of PRO Hardware, Inc., of Englewood, Colorado, an independent hardware merchandising group. PRO Hardware, Inc. is a merchandising organization with 37 wholesale hardware distributors as members. The size of the organization generally provides greater buying power than that of any individual member. The Company became a member of PRO Hardware, Inc. in order to take advantage of this buying power, which gives PRO Hardware, Inc. and its members access to potentially lower prices, bigger discounts, extended terms and other purchasing advantages. The Company may participate in the benefits available to PRO Hardware, Inc. members at its option, but is under no obligation to do so.

         All of the Company's products are warranted to various levels by the manufacturers, whose warranties are passed on to the Member-Dealers. In addition, the Company maintains product liability insurance which the Company believes is sufficient to meet its needs.

Employees

         As of December 31, 1994, the Company had 256 full-time employees, of which 40 were in management positions and 216 in warehouse, office or delivery operations. Company employees are not represented by any labor unions. The Company believes its employee relations are satisfactory and it has experienced no work stoppage as a result of labor disputes.

Trade Names

         The Company has a trade name, "Handy Hardware Stores," that it licenses to Member-Dealers at no additional charge. This trade name has been registered in all the states in which the Company's Member-Dealers are located. This trade name is displayed by many of the Member-Dealers on storefronts and inside stores and is used in advertising programs organized by Handy Hardware. The Company believes that this trade name is useful to its operations, but that the loss of ability to utilize this trade name would not have a material adverse effect upon the business of the Company.

Capitalization by Member-Dealers

         In order to become a Handy Hardware Member-Dealer, an independent hardware dealer must enter into a Dealer Contract with the Company. In addition, a Member-Dealer must enter into a Subscription Agreement with the Company for the purchase of 10 shares of Handy Hardware Class A Common Stock, $100 par value per share ("Class A Common Stock"), with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share
("Class B Common Stock"), and Preferred Stock, $100 par value per share ("Preferred Stock"), as detailed below. The Class A Common Stock and Class B Common Stock are collectively referred to herein as the "Common Stock." Class B Common Stock and Preferred Stock are purchased pursuant to a formula based upon total purchases of merchandise by the Member-Dealer from the Company. All shares of the Company's stock have a purchase price of $100 per share.

Purchase of Class A Common Stock

         At the time an independent hardware dealer becomes a Member-Dealer, he is required to purchase, in cash, 10 shares of Class A Common Stock at $100 per share.

Purchases of Class B Common Stock and Preferred Stock

         General. In approximately March of each fiscal year, the Company calculates a minimum desired level of stock ownership for each Member-Dealer ("Desired Stock Ownership"), based on (i) the dollar amount of Class A Common Stock, Class B Common Stock and Preferred Stock owned by the Member-Dealer as of December 31 of the preceding fiscal year ("Actual Stock Ownership") and (ii) the Member-Dealer's total purchases of merchandise from the Company during that preceding fiscal year ("Total Purchases"). The minimum Desired Stock Ownership for a Member-Dealer is $10,000. If the Member-Dealer's Actual Stock Ownership is less than his Desired Stock Ownership, then throughout the period from April 1 of the current fiscal year to March 31 of the following fiscal year, the Company will collect funds from the Member-Dealer for the purchase of additional Class B Common Stock and Preferred Stock ("Purchase Funds").

          Calculation of Desired Stock Ownership. Each Member-Dealer's Desired Stock Ownership is calculated as set forth in the following table:


      Actual Stock
        Ownership                                          Desired Stock Ownership1
-----------------------------     ------------------------------------------------------------------------
$1 to $31,249                        $1.00 for every $8.00 of Total Purchases
$31,250 to $56,249                   $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases over $250,000
$56,250 to $74,999                   $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,000 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases over $500,000
$75,000 to $87,499                   $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,000 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases from $500,000 to $750,000
                                  +  $1.00 for every $20.00 of Total Purchases over $750,000
$87,500 and above                    $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,000 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases from $500,000 to $750,000
                                  +  $1.00 for every $20.00 of Total Purchases from $750,000 to $1,000,000
                                  +  $1.00 for every $40.00 of Total Purchases over $1,000,000


1    The minimum Desired Stock Ownership is $10,000.  In each case "Total
Purchases" are measured as of the end of the immediately preceding fiscal year.

         Example.

         In March 1996, the Company calculates that as of December 31, 1995, a Member-Dealer's Actual Stock Ownership was $32,000 and his Total Purchases during 1995 were $300,000. The Member-Dealer's Desired Stock Ownership will be $36,250 ($1.00 for each $8.00 of the first $250,000 of Total Purchases [$31,250] plus $1.00 for each $10.00 of the next $50,000 of Total Purchases [$5,000]). Because the Member-Dealer's Actual Stock Ownership is less than his Desired Stock Ownership, the Company will collect Purchase Funds throughout the period from April 1, 1996 to March 31, 1997 for the purchase of additional Class B Common Stock and Preferred Stock.

         Collection of Purchase Funds. Each Member-Dealer receives from the Company a semi-monthly statement of the Total Purchases made by the
Member-Dealer during the covered billing period. Total Purchases include purchases of inventory from the Company's warehouse ("Warehouse Purchases") and purchases of inventory by the Member-Dealer directly from the manufacturer which are billed through the Company. If the Company has determined that Purchase Funds are to be collected from a Member-Dealer for a particular April 1 to March 31 period, then each statement sent to that Member-Dealer during that period will contain an additional charge for Purchase Funds, in an amount equal to two percent (2%) of the Warehouse Purchases invoiced on the statement. The Subscription Agreement entitles the Company to collect 2% of Total Purchases as Purchase Funds. At present, however, the board of directors has determined to collect 2% of Warehouse Purchases only. The Company will continue to collect Purchase Funds throughout the April 1 to March 31 period, even though the Member-Dealer attains his Desired Stock Ownership during the course of the period. On a monthly basis, the Company reviews the amount of unexpended Purchase Funds then being held for each Member-Dealer. If a Member-Dealer has unexpended Purchase Funds in an amount of at least $2,000, the Company applies such funds to the purchase of 10 shares of Class B Common Stock and 10 shares of Preferred Stock at $100 per share.

         Overinvested Member-Dealers. If at the end of any fiscal year a Member-Dealer's Actual Stock Ownership exceeds his Desired Stock Ownership (an "Overinvested Member-Dealer"), he will not be required to pay any Purchase Funds during the following April 1 to March 31 period. An Overinvested Member-Dealer may voluntarily continue to make additional purchases of Class B Common Stock and Preferred Stock by paying Purchase Funds to the Company in amounts equal to 2% of Warehouse Purchases.

         Repurchases  from  Overinvested  Member-Dealers.  In 1995  the  Company repurchased certain shares of Class B Common Stock and Preferred Stock from Overinvested Member-Dealers whose Actual Stock Ownership exceeded their Desired Stock Ownership by $4,000 or more. The amount repurchased from each Overinvested Member-Dealer was equal to one-fourth of the excess amount, equally divided between shares of Class B Common Stock and Preferred Stock. The repurchases were made at the full initial sale price of $100 per share. In 1995, approximately 24% of the shares eligible for repurchase from Overinvested Member-Dealers were submitted for repurchase, for which the Company expended $32,600. When the Company began the repurchase program in 1991, the total overinvested amount for all Member-Dealers was $93,600 and as of December 31, 1995, the total amount was $136,000 (excluding shares held by the Texas State Treasury Unclaimed Property Division). The amount overinvested varies over time due to repurchases and additional Member-Dealers becoming overinvested because of additional stock purchases. Additionally, because stock purchases are based on each Member-Dealer's Desired Stock Ownership, which fluctuates depending on the total dollar amount of annual purchases of merchandise from the Company, some Member-Dealers who were overinvested in one year may no longer be overinvested in the following year because of an increase in purchases of merchandise. Over the five years of the repurchase program, the Company has repurchased a total of $272,975 of shares from Member-Dealers. The Company currently intends, but is not required, to repurchase from Overinvested Member-Dealers their entire overinvested amounts. The Company's ability to conduct such repurchases, however, will depend upon the Company's future results of operations, liquidity, capital needs and other financial factors.

Affiliated Member-Dealers

         If one or more individuals who control an existing Member-Dealer open a new store which will also be a Member-Dealer, the new Member-Dealer is required to make an initial purchase of 10 shares of Preferred Stock rather than 10 shares of Class A Common Stock. In all other respects, however, the Company will treat the new MemberDealer as an entirely separate entity for purposes of determining required stock purchases. The Company will calculate a separate Desired Stock Ownership for the new Member-Dealer and will maintain a separate account for Purchase Funds paid by the new Member-Dealer.

Competition

         The wholesale hardware industry in which the Company operates is highly competitive. The Company competes primarily with other dealer-owned wholesalers, cooperatives and independent wholesalers. The business of the Company is characterized by a small number of national companies that dominate the market, and a larger number of regional and local companies that compete for a limited share of the market. The Company considers itself a regional competitor. Competition is based primarily on price, delivery service, product performance and reliability. The Company's management believes that it competes effectively in each of these areas, and that proximity to the markets it serves is of special importance to its ability to attract business in those regions.

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

Environmental Matters

         In 1990, the Company detected soil contamination apparently associated with the underground petroleum storage systems for its fleet of trucks located at its warehouse facility. The Company believes the contamination resulted from overfill and/or spillage prior to the installation of spill containment and overfill protection equipment. The Company has implemented corrective measures to mitigate any possible future environmental impact, including installation of a recovery well, daily removal of contaminants using a dual-pump product recovery system and in-place closure of two underground storage tanks. At December 31, 1995, the Company had expended $357,641 on these measures, of which the Texas Natural Resource Conservation Commission ("TNRCC"), (formerly the Texas Water Commission) had reimbursed $16,658 to the Company. Pursuant to a remedial action plan submitted to the TNRCC in 1992, the Company proposed vacuum extraction of contaminants, enhanced bioremediation and on-site remediation of soils previously generated during subsurface drilling. The Company anticipates that the expense of its remediation efforts related to these storage tanks in 1996 will not exceed $35,000, and barring unforeseen developments, these efforts should be largely completed by year-end 1996. In the second quarter of 1994, the Company submitted a reimbursement application for all potentially allowable expenses in the amount of $325,473 to the TNRCC. Although the Texas Petroleum Storage Tank Remediation Fund provides for the TNRCC to reimburse tank owners for amounts expended on such efforts, the TNRCC had suspended such reimbursements due to a lack of funds. In 1995 the TNRCC approved and paid $9,000 of the $325,473 reimbursement claim. Of the remaining submission, $234,219 was received in the first quarter of 1996. The Company intends to follow up with the TNRCC to try and collect the remainder of the submission that has not been reviewed by the TNRCC in the amount of $80,240.

Item 2.  Properties

         The Company's warehouse facility and administrative and marketing offices are located on 20 acres of land in Houston, Texas. The facility is 317,000 square feet (including the 96,715 square foot expansion discussed below), with approximately 297,000 square feet utilized for warehouse space and the remainder used for offices. The building is of tilt wall construction. The warehouse and office facilities are subject to certain mortgage obligations associated with a bank loan facility. Between the fourth quarter of 1994 and the third quarter of 1995, the Company constructed a 96,715 square foot expansion of its warehouse facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and
Liquidity." The Company also owns 5.2 acres of vacant land adjoining the Company's property, which is to be used for future expansion.

         The Company's property has convenient access to the major freeways necessary for the shipment of products to and from the warehouse facility. Management believes that the current facility will be sufficient to serve the needs of the Company for the foreseeable future.

Item 3.  Legal Proceedings

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         There is no established public trading market for any class of Handy Hardware's capital stock. Upon becoming a Member-Dealer of Handy Hardware, the Member-Dealer enters into a Subscription Agreement with the Company whereby it purchases 10 shares of Class A Common Stock or, in certain cases, 10 shares of Preferred Stock, from the Company. In addition, the Member-Dealer agrees to purchase a minimum number of shares of Class B Common Stock and Preferred Stock pursuant to a formula based upon merchandise purchased by the Member-Dealer from Handy Hardware. See "Item 1. Business -- Capitalization by Member-Dealers" above. Holders of Class A Common Stock may not transfer those shares to a third party without first offering to sell them back to the Company. There are no restrictions on the transfer of the Company's Class B Common Stock or Preferred Stock; however, all shares of the equity securities of the Company are, to the best knowledge of the Company, owned by Member-Dealers or former Member-Dealers of the Company or affiliates of such Member-Dealers. In the past the Company has acquired all the stock that former Member-Dealers have offered back to the Company, paying par value in cash for the Class A Common Stock and acquiring Class B Common Stock and Preferred Stock at par value on an installment sale basis. There is no assurance that Handy Hardware will maintain such practices, which could be discontinued without notice at any time. Other than as described above, the Company is not aware of the existence of a trading market for any class of its equity securities.

         Shares of Class A Common Stock are the only shares of capital stock with voting rights and are entitled to one vote per share. The number of record holders of each class of the Company's Common Stock at February 28, 1996, was as follows:

             Description                                       Number of Holders
--------------------------------------------------             -----------------

Class A Common Stock (Voting), $100 par value                         771
Class B Common Stock (Non-Voting), $100 par value                     666

         The Company has never paid cash dividends on either class of its Common Stock and does not intend to do so in the foreseeable future. For information concerning dividends paid on the Company's Preferred Stock, see Items 6 and 8 below.

Item 6.  Selected Financial Data

         The following table provides selected financial information for the five years ended December 31, 1995, derived from financial statements that have been examined by independent public accountants. The table should be read in conjunction with the financial statements and the notes thereto included in Item 8.

                                                                     Year Ended December 31,
                                    --------------------------------------------------------------------------------------
                                         1995              1994               1993              1992              1991
                                    -------------     --------------     --------------    -------------      ------------
Operating Income Data:
Total Revenues                      $ 115,802,817     $  109,282,083     $  100,270,031    $  91,885,054      $ 79,956,333
Net Revenues from Sales               114,885,634        108,766,633         99,739,046       91,365,551        79,468,445
Total Expenses                        114,234,183        108,394,298         99,503,930       91,267,839        79,617,642
Income from Operations
after Tax                               1,016,484            571,710            503,260          400,744           221,364
Preferred Stock Dividends
Paid                                      401,155            438,654            501,547          457,755           412,231
Earnings Per Share of Class
A and Class B Common
Stock                               $       11.55     $         2.71     $         0.04    $       (1.39)     $      (5.12)


                                                                           December 31,
                                    --------------------------------------------------------------------------------------
                                         1995              1994               1993              1992              1991
                                    -------------     --------------     --------------    -------------      ------------
Balance Sheet Data:
Current Assets                      $  18,607,029     $   21,219,403     $   18,552,958    $  17,591,341      $ 15,271,582
Property (Net of Accumulated
  Depreciation)                         9,787,350          7,334,774          7,233,306        7,389,410         6,993,754
Other Assets                              386,648            281,151            239,996          240,101           214,542
                                    -------------     --------------     --------------    -------------      ------------
Total Assets                        $  28,781,027     $   28,835,328     $   26,026,260    $  25,220,852      $ 22,479,878
                                    =============     ==============     ==============    =============      ============


Current Liabilities                 $  10,835,557     $   12,090,327     $   10,038,999    $   9,741,215      $  7,607,371
Long Term Liabilities                   3,497,845          3,580,174          3,774,409        4,088,504         4,190,578
Stockholders' Equity                   14,447,625         13,164,827         12,212,852       11,391,133        10,681,929
                                    -------------     --------------     --------------    -------------      ------------
Total Liabilities and
  Stockholders' Equity              $  28,781,027         28,835,328     $ 26,026,260      $  25,220,852      $ 22,479,878
                                    =============     ==============     ============      =============      ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company continued its steady growth in 1995 while continuing to meet its goal of providing quality goods to its Member-Dealers at its cost plus a reasonable mark-up charge. Net revenues from sales in 1995 increased 5.6% ($6,119,001) from 1994 net revenues from sales, compared to a 9.1% growth rate ($9,027,587) of net revenues from sales in 1994 over 1993.

         The following table summarizes the Company's sales during the period 1993 to 1995 by sales territory:

                                                                   1995                       1994        1993
                                                ---------------------------------------     -------     -------
                                                                      %
                                                                  Increase
                                                                  in Sales        % of       % of        % of
                                                                 from Prior      Total       Total       Total
          Sales Territory                           Sales           Year         Sales       Sales       Sales
-----------------------------------------       -------------     ---------     -------     -------     -------
Houston Area                                    $  30,046,542        5%          26.7%       26.6%       28.5%
Victoria, San Antonio, Corpus Christi &            20,658,808       (7%)         18.4%       20.6%       20.4%
Rio Grande Valley Area*
North Texas, Dallas & Fort Worth Area              18,516,423        6%          16.5%       16.3%       16.6%
Austin, Brenham & Central Texas Area               11,300,252        6%          10.1%        9.9%        9.7%
Southern Louisiana Area                            12,588,667       17%          11.2%       10.0%        9.8%
Baton Rouge, New Orleans, Mississippi,             10,390,342        9%           9.2%        8.8%        8.4%
Alabama & Florida Area
Oklahoma & Arkansas Area                            8,839,655        4%           7.9%        7.8%        6.6%
                                                -------------                   ------      ------      ------
   Totals:                                      $112,340,6891                   100.0%      100.0%      100.0%
                                                =============                   ======      ======      ======


         *  Includes sales to Mexican dealers.

         1 Total does not include sales to dealers who were no longer Member-Dealers at December 31, 1995.

         The Company believes that an increase in promotional sales activities and quality inventory available for orders, plus low-cost dealer buying programs, as well as a continuing recovery of the economy in most of the areas the Company services, were key elements in the Company's sales growth. The significant increase of 17% in sales in the Southern Louisiana area has resulted from increased marketing efforts by the Company's employees in that area. However, throughout the Company's selling territory, the expansion of retail warehouses continues to erode the market share of independent hardware stores. Further, the devaluation of the peso in Mexico had a major negative impact on retail sales in the Victoria, San Antonio, Corpus Christi and Rio Grande Valley area.

         Net material costs during 1995 were $101,115,786 compared to $96,632,590 in 1994 and $88,669,125 in 1993. The increase of 4.6 percent in net material costs for 1995 is lower than the 5.6 percent increase in sales. By way of comparison, net material costs increased 9.0 percent in 1994 over 1993 while sales increased 9.1 percent in 1994 over 1993. Net material costs as a percentage of sales declined in 1995 to 87.3% as compared to 88.4% in both 1994 and 1993. The slightly lower increase in the net material costs and in the net material costs as a percentage of sales is due to the continuing efforts of the Company to adjust its sales price of inventory to reflect increases in inventory costs, and due to increases in factory rebates and purchase discounts, which were taken by the Company as a credit against material costs. Factory rebate income in 1995 was $4,143,225 (4.1% of material costs) as compared to $3,494,854 (3.6% of material costs) and $3,453,706 (3.9% of material costs) for the same 1994 and 1993 period, respectively. Purchase discount income during the same three periods was $2,447,862 (2.4% of material costs), $2,168,015 (2.2% of material costs) and $1,904,651 (2.1% of material costs), respectively. As a result, gross profit (net sales less net material costs) in 1995 was $13,769,848, which represents a $1,635,805 increase in gross profit over 1994 (gross profit was $12,134,043 in 1994).

         Payroll costs during 1995 increased $588,621 (10.5%) over 1994 levels, while in 1994 payroll costs increased $545,773 (10.7%) over 1993 levels. The increase in 1995 payroll costs over 1994 resulted primarily from regular salary increases for employees. In addition, the payroll increase for the twelve month period ended December 31, 1995 over the same period in 1994 was the result of a 20.6% increase in overtime payroll associated with the Company's warehouse expansion program, most of which occurred during the first quarter of 1995. Due to the lack of adequate storage space for inventory, the Company was forced to lease additional warehouse space in an offsite facility. The lack of proximity of the additional space to the office of the Company resulted in an increase in overtime payroll. Payroll costs constituted

5.4%, 5.2% and 5.1% of both total expenses and net sales for 1995, 1994 and 1993, respectively. The relative stability in payroll costs as a percentage of total expenses has been a result of a continuing effort to increase employee productivity.

         In 1995, other operating costs increased $779,242 (13.2%) over 1994 levels, while in 1994 these costs increased $405,692 (7.4%) over 1993 levels. An increase in property tax expense accounted for 56.3% of the total increase of other operating costs in 1995. In addition, during the construction of additional warehouse space, the Company was forced to rent warehouse space in its former warehouse facility. This increased 1995 other operating costs by $69,000.

         Property tax increased from $357,620 in 1994 to $796,004 in 1995. This $438,384 increase includes $385,869 in prior period adjustments, which were imposed by The Harris County Appraisal District ("HCAD") as a result of a revised appraisal for 1991-1995. The HCAD asserted that as a result of a clerical error regarding the size of the Company's warehouse, the Company's real property was undervalued by approximately $3.1 million. Despite the Company's efforts to gather data to refute HCAD's attempt to increase the Company's real property value from approximately $1.1 million to approximately $4.2 million, the potential liability based on the appraisal of $4.2 million, was accrued in 1995. Following a recent hearing with the HCAD, the value of the Company's real property was decreased to approximately $3.5 million, but the Company does not intend to adjust the accrued liability because certain items remain in dispute.

         Despite significant increases in 1995 other operating expenses, these costs remained in proportion to net sales, representing 5.8% of net sales in 1995, 5.4% of net sales in 1994 and 5.5% of net sales in 1993. Other operating costs include a wide variety of expenses related to the Company. The largest components of other costs in 1995 were $1,695,712 of employee expenses (representing an increase of $10,947 or .6% over 1994 levels), $1,530,033 of delivery expenses (representing a decline of $22,770 or 1.5% under 1994 levels) and $754,270 of warehouse expenses (representing an increase of $37,308 or 5.2% over 1994 levels).

Net Income

         Net income increased 78 percent to $1,016,484 from $571,710 in 1994. This increase was primarily due to the $1,635,805 increase in gross profit from 1995 operations and $401,733 increase in other sundry income, principally offset by the $588,621 increase in payroll costs and the $779,242 increase in other operating costs. The principal components of the increase in sundry income are
i) amounts received from the TNRCC as reimbursement for expenses and capital expenditures for the Company's soil contamination remediation efforts and ii) a reclassification of advertising revenues generated by the Company's Member-Dealer newsletter, which were previously applied against advertising expenses. In 1995 and 1994, the earnings per share of common stock were $11.55 and $2.71, respectively. The significant increase in earnings per share in 1995 over 1994 is due to the increase in net income and a decrease of $37,499 in dividends paid to preferred stockholders in 1995 as compared to 1994.

         The variation in the Company's earnings per share from year to year results from the Company's attempts to price its merchandise in order to deliver the lowest cost buying program for Member-Dealers (who own all of the stock of the Company), although this often results in lower net income for the Company. Because these trends benefit the individual shareholders of the Company who purchase its merchandise, there is no demand from shareholders that the Company focus greater attention upon earnings per share.

Financial Condition and Liquidity

         In 1995, Handy Hardware further improved its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in land, inventory, data processing equipment, software and delivery equipment to better meet the needs of its Member-Dealers.

         The Company's operating activities provided net cash of $3,754,401 in 1995, $745,681 in 1994, and $630,280 in 1993. As illustrated by these figures, net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as the Company's Spring and Fall trade shows, (ii) payment terms available to the Company from its suppliers, (iii) payment terms offered by the Company to its Member-Dealers, and (iv) the state of the regional economy.

         The increase of $3,008,720 in net cash provided by operations in 1995 as compared to 1994 is principally attributable to: (i) a large increase in net income ($1,016,484 in 1995 compared to $571,710 in 1994); (ii) a significant decrease in accounts receivable of $776,897 compared to an increase in 1994 of $1,186,622; (iii) a significant decrease in inventory of $2,525,192 in 1995 as compared to an increase of $1,496,643 in 1994 and (iv) a larger increase in accrued expenses of $483,845 in 1995 as compared to $54,147 in 1994. These items were offset by a significant decrease in accounts payable of $1,718,857 as compared to an increase in 1994 accounts payable of $1,947,609.

         The significant decrease in accounts receivable, inventory and accounts payable is the result of the Company's fall trade show being held earlier in the third quarter of 1995 than in 1994, which allowed the Company to collect a larger portion of its accounts receivable, sell a larger portion of its inventory and pay a larger portion of its accounts payable prior to year-end 1995. Furthermore, the decline in inventory at year-end 1995 compared to year-end 1994 is a result of the Company purchasing a significant amount of inventory at the end of 1994 to generate larger volume allowances. In 1995, these additional purchases were made on a more limited basis. The large increase in accrued expenses is the result of the increase in accrued expenses for property tax previously discussed.

         In 1995 the Company maintained a 92.8 percent service level (the measure of the Company's ability to meet Member-Dealer orders out of current stock), as compared to service levels of 92.6 percent and 92.9 percent in 1994 and 1993, respectively. No policy of inventory shrinkage has been implemented or is planned.

         Net cash provided by financing activities was $56,789 in 1995, 70.5 percent lower than the $192,194 provided during the previous year. The Company's financing activities in 1995 consisted of transactions related to the Company's stock. The Company raised $1,585,391 from the issuance of stock in 1995. (In 1994, the proceeds from the issuance of stock were $1,293,148.) This was offset by the payment of an annual preferred stock dividend of $401,155 ($438,654 in 1994) and the repurchase of $923,050 in stock (as compared to $470,850 in 1994). The $923,050 expended for the repurchase of stock was larger than the amount paid for repurchases in past years due to the coincidence of timing of the retirement from the hardware business of several significant Member-Dealers. The decreased amounts paid as preferred dividends were due to a lower dividend rate paid in 1995. The 1995 dividend rate was 10%. In 1994, the dividend rate was 12%. This decline reflected the decrease in national interest rates during the first quarter of 1995. In the first quarter of 1996, the Company has increased the amount paid as preferred dividends to 12% due to the Company's desire to compensate shareholders for their contribution to the financial success of the Company in 1995.

         On April 2, 1993, the Company refinanced its warehouse facility with Texas Commerce Bank for $3,670,868 at a five year fixed rate of interest of 7.2 percent. Although the note is payable in full on March 31, 1998, the Company anticipates refinancing the principal balance at that time. The proceeds of the refinancing were used to pay off the industrial revenue bonds originally used to finance the construction of the warehouse facility for $80,000 less than the full face value of the bonds. In the second quarter of 1993 this savings was offset by the cost of refinancing ($26,396) and a charge for the unamortized bond costs ($34,375). The fixed interest rate is 0.3 percent below the floor interest rate on the bonds.

         The Company believes that its cash flow position for 1996 should remain fairly stable, as it has in recent years, in that the economy in the areas the Company services appears to be stable and inventory has reached a level commensurate with dealer demand.

         The Company's ability to generate cash sufficient to meet its needs for funding its activities is highlighted by comparing three key liquidity measures -- working capital, current ratio (current assets to current liabilities) and long term debt as a percentage of capitalization, as shown below:

                                                    December 31,
                               -------------------------------------------------
                                  1995                 1994             1993
                               ----------           ----------       ----------

Working Capital                $7,771,472           $9,129,076       $8,513,959
Current Ratio                   1.72 to 1            1.75 to 1        1.85 to 1
Debt as Percentage of
   Capitalization                   24.2%                27.2%            30.9%

         The continued strength in working capital from 1993 through 1995 has principally been due to the sale of stock, capital provided from operations and tighter control of inventory and accounts receivable. Cash flow, in fact, was strong enough in 1995 to allow the Company to add 96,715 square feet to the existing warehouse facility without seeking outside financing. See "Capital Resources," below. The Company's current ratio (current assets to current liabilities) has remained fairly stable over the past three years. The major component of the Company's long term debt is bank indebtedness resulting from the Company's financing its current warehouse facility (excluding the recent expansion).

         In 1996, Handy Hardware expects to further expand its existing customer base in Arkansas and Oklahoma. The Company will finance this expansion with receipts from sales of stock to new and current Member-Dealers and with increased revenues from sales to the new Member-Dealers in Arkansas and Oklahoma. The Company anticipates that this expansion will have a beneficial effect on its ability to generate cash to meet its funding needs. Although the Company had previously expected to further expand its customer base in Mexico, those plans have been forestalled because of the general economic and political instability in Mexico at this time.

         Texas Commerce Bank, Houston, Texas, currently extends the Company a $2,000,000 unsecured revolving line of credit. The Company utilized this line during seven days in the second quarter of 1995. As of December 31, 1995, there were no draws on this line.

Capital Resources

         The Company invested $3,419,243 in plant and equipment in 1995. Over the past five years the Company's investments in plant and equipment have amounted to more than $7.1 million, and have provided Handy Hardware with the capacity for growth to meet the increasing demand for merchandise and expanded services. Management intends to continue to invest prudently at levels commensurate with the anticipated market expansion and needs of current Member-Dealers.

         During 1995,  approximately 83.1% ($2,841,998) of the $3,419,243 amount invested in plant and equipment was used for the Company's warehouse expansion project and upgrading the current warehouse facility and 9.8% ($334,806) was used to purchase warehouse equipment. The remainder was invested in upgrading the Company's computer system and used to purchase order entry terminals, office fixtures and equipment and an automobile.

         The Company originally secured financing for the warehouse facility expansion project in the form of a revolving line of credit through NationsBank, evidenced by a Credit Agreement and Promissory Note which provided for a maximum amount of $3,500,000 and which maximum principal amount would have declined beginning April 1, 1996, based on a 20-year amortization to a maximum of $3,150,000 on March 31, 1998. The Company was, however, able to fund the warehouse expansion costs ($3,122,824) out of cash flow. Although the Company has made no use of this line of credit, it has been maintained without payment of any commitment fee while providing a source of liquidity for other financing needs that may arise.

         The Company has budgeted approximately $620,000 for 1996 capital expenditures. Of this amount, approximately $250,000 has been allocated to upgrade the Company's catalog. Approximately $45,000 has been allocated to improving the Company's fleet of delivery vehicles and warehouse equipment. The Company has also allocated approximately $65,000 for upgrading and adding data processing equipment, approximately $15,000 for upgrading and adding office equipment, approximately $200,000 for warehouse and material handling improvements, and approximately $60,000 to improve the Company's automobile fleet. The Company expects to fund the budgeted capital expenditures described herein from working capital, and believes that it will not need to rely upon external financing.

Adoption of FASB 109

         The Company adopted FASB 109 for the year ended December 31, 1993 and subsequent years. The impact of this action is discussed in Note 5 to the Financial Statements included in Item 8.

Item 8.  Financial Statements and Supplementary Data

                         HANDY HARDWARE WHOLESALE, INC.

                              REPORT OF EXAMINATION

                                DECEMBER 31, 1995

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Handy Hardware Wholesale, Inc.
Houston, Texas

Gentlemen:

We have audited the accompanying balance sheets of Handy Hardware Wholesale, Inc., as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                   /s/ Clyde D. Thomas
                                   ---------------------------------------------
                                   CLYDE D. THOMAS & COMPANY
                                   Certified Public Accountants

Pasadena, Texas
February 22, 1996

                         HANDY HARDWARE WHOLESALE, INC.

                                 BALANCE SHEETS





                                                                                               DECEMBER 31
                                                                                  -------------------------------------
                                                                                       1995                  1994
                                                                                  ---------------       ---------------
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                                           $     1,266,915       $       688,935
   Accounts receivable, net of subscriptions receivable in the amount of
        $34,316 for 1995 and $39,444 for 1994                                           6,564,773             7,341,670
   Inventory (Note 1)                                                                  10,455,070            12,980,262
   Prepaid Expenses                                                                       320,271               208,536
                                                                                  ---------------       ---------------
                                                                                  $    18,607,029       $    21,219,403
                                                                                  ---------------       ---------------
PROPERTY, PLANT AND EQUIPMENT
   At cost, less accumulated depreciation of $3,124,646 (1995) and $3,179,972
        (1994) (Note 1)                                                           $     9,787,350       $     7,334,774
                                                                                  ---------------       ---------------
OTHER ASSETS
   Notes receivable (Note 2)                                                      $       109,483       $        75,866
   Deferred compensation funded                                                           214,384               162,762
   Prepaid expenses                                                                        62,781                42,523
                                                                                  ---------------       ---------------
                                                                                  $       386,648       $       281,151
                                                                                  ---------------       ---------------
        TOTAL ASSETS                                                              $    28,781,027       $    28,835,328
                                                                                  ===============       ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
   Mortgage payable - Current portion (Note 4)                                    $       308,204       $       308,204
   Notes payable - Stock - Current portion (Note 3)                                             -                24,160
   Notes payable - Capital Leases (Note 6)                                                 92,783                88,381
   Accounts payable - Trade                                                             9,519,737            11,238,594
   Accrued expenses payable                                                               914,833               430,988
   Current deferred income taxes payable (Notes 1 and 5)                                        -                     -
                                                                                  ---------------       ---------------
                                                                                  $    10,835,557       $    12,090,327
                                                                                  ---------------       ---------------
NONCURRENT LIABILITIES
   Mortgage payable - Noncurrent portion (Note 4)                                 $     2,515,102       $     2,823,307
   Notes payable - Stock - Noncurrent portion (Note 3)                                    176,810                69,610
   Notes payable - Capital Leases (Note 6)                                                169,126               157,888
   Notes payable - Dealer consignment merchandise                                         108,013                73,720
   Deferred compensation payable                                                          214,384               162,762
   Deferred income taxes payable (Notes 1 and 5)                                          314,410               292,887
                                                                                  ---------------       ---------------
                                                                                  $     3,497,845       $     3,580,174
                                                                                  ---------------       ---------------
        TOTAL LIABILITIES                                                         $    14,333,402       $    15,670,501
                                                                                  ---------------       ---------------

                         HANDY HARDWARE WHOLESALE, INC.

                                 BALANCE SHEETS




                                                                                               DECEMBER 31,
                                                                                  -------------------------------------
                                                                                       1995                  1994
                                                                                  ---------------       ---------------
STOCKHOLDERS' EQUITY
   Common stock, Class A, authorized 20,000 shares, $100 par value per
        share, issued 7,960 and 7,790 shares                                      $       796,000       $       779,000
   Common stock, Class B, authorized 100,000 shares, 100 par value per
        share, issued 43,149 and 40,205 shares                                          4,314,900             4,020,500
   Common stock, Class B subscribed, 3,915.35 and 3,898.97 shares                         391,535               389,897
        Less subscriptions receivable                                                     (17,158)              (19,722)
   Preferred stock, 7% cumulative, authorized 100,000 shares,
      $100 par value per share, issued 45,634.5 and 42,569 shares                       4,563,450             4,256,900
   Preferred stock subscribed, 3,915.35 and 3,898.97 shares                               391,535               389,897
        Less subscriptions receivable                                                     (17,158)              (19,722)
   Paid in surplus                                                                        280,277               239,162
                                                                                  ---------------       ---------------
                                                                                  $    10,703,381       $    10,035,912
   Less: Cost of treasury stock, -0- and -0- shares                                             -                     -
                                                                                  ---------------       ---------------
                                                                                  $    10,703,381       $    10,035,912
   Retained earnings                                                                    3,744,244             3,128,915
                                                                                  ---------------       ---------------
        Total Stockholders' Equity                                                $    14,447,625       $    13,164,827
                                                                                  ---------------       ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    28,781,027       $    28,835,328
                                                                                  ===============       ===============

See accompanying notes.

                         HANDY HARDWARE WHOLESALE, INC.

                              STATEMENTS OF INCOME



                                                                        YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------
                                                                1995              1994              1993
                                                          ----------------   ---------------   --------------
INCOME
   Net sales                                              $    114,885,634   $   108,766,633   $   99,739,046
   Sundry income                                                   917,183           515,450          530,985
                                                          ----------------   ---------------   --------------
        TOTAL INCOME                                      $    115,802,817   $   109,282,083   $  100,270,031
                                                          ----------------   ---------------   --------------

EXPENSE
   Net material costs                                     $    101,115,786   $    96,632,590   $   88,669,125
   Payroll costs                                                 6,210,359         5,621,738        5,075,965
   Other operating costs                                         6,671,296         5,892,054        5,486,362
   Interest expense                                                236,742           247,916          272,478
                                                          ----------------   ---------------   --------------
        TOTAL EXPENSE                                     $    114,234,183   $   108,394,298   $   99,503,930
                                                          ----------------   ---------------   --------------

INCOME BEFORE PROVISION FOR FEDERAL
INCOME TAX                                                $      1,568,634   $       887,785   $      766,101

PROVISION FOR FEDERAL INCOME TAX (Note 5)                         (552,150)          316,075         (262,841)
                                                          ----------------   ---------------   --------------
NET INCOME                                                $      1,016,484   $       571,710   $      503,260

LESS DIVIDENDS ON PREFERRED STOCK                                  401,155           438,654          501,547
                                                          ----------------   ---------------   --------------
NET INCOME APPLICABLE TO COMMON
STOCKHOLDERS                                              $        615,329   $       133,056   $        1,713
                                                          ================   ===============   ==============
EARNINGS PER SHARE OF COMMON STOCK
CLASS A & CLASS B (Note 1)                                $          11.55   $          2.71   $       0.04
                                                          ================   ===============   ============


See accompanying notes.

                         HANDY HARDWARE WHOLESALE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                               YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                       1995             1994           1993
                                                                  ---------------   ------------   ------------
COMMON STOCK, CLASS A $100 PAR VALUE
   Balance at January 1,                                          $       779,000   $    797,000   $    701,000
   Stock issued                                                            75,000         72,000         96,000
   Stock canceled                                                         (58,000)       (90,000)            --
                                                                  ---------------   ------------   ------------
   Balance at December 31,                                        $       796,000   $    779,000   $    797,000
                                                                  ---------------   ------------   ------------

COMMON STOCK, CLASS B, $100 PAR VALUE
   Balance at January 1,                                          $     4,020,500   $  3,829,300   $  3,317,300
   Stock issued                                                           585,100        568,700        512,000
   Stock canceled                                                        (290,700)      (377,500)            --
                                                                  ---------------   ------------   ------------
   Balance at December 31,                                        $     4,314,900   $  4,020,500   $  3,829,300
                                                                  ---------------   ------------   ------------

COMMON STOCK, CLASS B, SUBSCRIBED
   Balance at January 1,                                          $       389,897   $    367,121   $    334,570
   Stock subscribed                                                       580,138        591,476        544,551
   Transferred to stock                                                  (578,500)      (568,700)     (512,000)
                                                                  ---------------   ------------   -----------
   Balance at December 31,                                        $       391,535   $    389,897   $    367,121
   Less subscription receivable                                           (17,158)       (19,722)       (18,033)
                                                                  ---------------   ------------   ------------
        Total                                                     $       374,377   $    370,175   $    349,088
                                                                  ---------------   ------------   ------------

PREFERRED STOCK, 7% CUMULATIVE $100 PAR VALUE
   Balance at January 1,                                          $     4,256,900   $  4,099,350   $  3,566,750
   Stock issued                                                           614,000        578,300        532,600
   Stock canceled                                                        (307,450)      (420,750)            --
                                                                  ---------------   ------------   ------------
   Balance at December 31,                                        $     4,563,450   $  4,256,900   $  4,099,350
                                                                  ---------------   ------------   ------------

PREFERRED STOCK, 7% CUMULATIVE SUBSCRIBED
   Balance at January 1,                                          $       389,897   $    367,122   $    334,569
   Stock subscribed                                                       580,138        601,075        565,153
   Transferred to stock                                                  (578,500)      (578,300)      (532,600)
                                                                  ---------------   ------------   ------------
   Balance at December 31,                                        $       391,535   $    389,897   $    367,122
   Less subscription receivable                                           (17,158)       (19,722)       (18,032)
                                                                  ---------------   ------------   ------------
        Total                                                     $       374,377   $    370,175   $    349,090
                                                                  ---------------   ------------   ------------

PAID IN CAPITAL SURPLUS
   Balance at January 1,                                          $       239,162   $    210,565   $    177,547
   Additions                                                               41,115         28,597         33,018
                                                                  ---------------   ------------   ------------
   Balance at December 31,                                        $       280,277   $    239,162   $    210,565
                                                                  ---------------   ------------   ------------

TREASURY STOCK, AT COST
   COMMON STOCK, CLASS A, AT COST
   Balance at January 1,                                          $            --   $    (38,000)  $         --
   Stock reacquired                                                      (143,000)       (52,000)       (38,000)
   Stock canceled                                                          58,000         90,000             --
   Stock issued                                                            85,000             --             --
                                                                  ---------------   ------------   ------------
   Balance at December 31,                                        $            --   $         --        (38,000)
                                                                  ---------------   ------------   ------------

                         HANDY HARDWARE WHOLESALE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                     PAGE 2




                                                                               YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                       1995             1994           1993
                                                                  ---------------   ------------   ------------
COMMON STOCK, CLASS B, AT COST
   Balance at January 1,                                          $             -   $   (179,000)  $          -
   Stock reacquired                                                      (377,700)      (198,500)      (179,000)
   Stock canceled                                                         290,700        377,500              -
   Stock issued                                                            87,000              -              -
                                                                  ---------------   ------------   ------------
   Balance at December 31,                                        $             -   $          -   $   (179,000)
                                                                  ---------------   ------------   ------------

PREFERRED STOCK, 7% CUMULATIVE AT COST
   Balance at January 1,                                          $             -   $   (200,400)  $          -
   Stock reacquired                                                      (402,350)      (220,350)      (200,400)
   Stock canceled                                                         307,450       420,750               -
   Stock issued                                                            94,900              -              -
                                                                  ---------------   ------------   ------------
   Balance at December 31,                                        $             -   $          -   $   (200,400)
                                                                  ---------------   ------------   ------------

        TOTAL TREASURY STOCK                                      $             -   $          -   $   (417,400)
                                                                  ---------------   ------------   ------------

RETAINED EARNINGS
   Balance at January 1,                                          $     3,128,915   $  2,995,859   $  2,994,146
   Add:  Net income, year ending December 31,                           1,016,484        571,710        503,260
   Deduct:  Cash dividends on Preferred Stock (Note 1)                    401,155        438,654        501,547
                                                                  ---------------   ------------   ------------
   Balance at December 31,                                        $     3,744,244   $  3,128,915   $  2,995,859
                                                                  ---------------   ------------   ------------

TOTAL STOCKHOLDERS' EQUITY                                        $    14,447,625   $ 13,164,827   $ 12,212,852
                                                                  ===============   ============   ============

                         HANDY HARDWARE WHOLESALE, INC.

                            STATEMENTS OF CASH FLOWS



                                                                               YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                       1995             1994           1993
                                                                  ---------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $     1,016,484   $    571,710   $    503,260
Adjustments to reconcile net income to net cash provided by
   operating activities:
        Depreciation                                                      907,565        813,859        790,276
        Amortization                                                            -              -         35,000
        Deferred income tax                                                21,523         10,701         21,203
        (Gain) Loss on sale of property, plant and equipment            (126,931 )             -          5,723
Changes in assets and liabilities:
   (Increase) Decrease in Accounts Receivable                             776,897     (1,186,622)      (106,343)
   (Increase) Decrease in Notes Receivable                                (33,617)       (14,843)           959
   (Increase) Decrease in Deferred Compensation Investment                (51,622)       (17,154)       (22,684)
   (Increase) Decrease in Inventory                                     2,525,192     (1,496,643)      (808,647)
   (Increase) Decrease in Prepaid Expense                                (131,993)        30,210         47,724
   (Increase) Decrease in Note Payable for Dealer Consignment              34,293         15,553         14,583
        Merchandise
   (Increase) Decrease in Accounts Payable                             (1,718,857)     1,947,609        263,835
   (Increase) Decrease in Accrued Expenses                                483,845         54,147       (137,293)
   (Increase) Decrease in Deferred Compensation Payable                    51,622         17,154         22,684
                                                                  ---------------   ------------   ------------
        Net cash provided by (used for) operating activities      $     3,754,401   $    745,681   $    630,280
                                                                  ---------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                              $    (3,419,243)  $   (923,973)  $   (676,667)
Sale of property, plant and equipment                                     186,033          8,646         36,772
                                                                  ---------------   ------------   ------------
   Net cash provided by (used for) investing activities           $    (3,233,210)  $   (915,327)  $   (639,895)
                                                                  ----------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Mortgage Payable                           $      (308,205)  $   (308,204)  $  3,439,715
Increase (Decrease) in Bonds Payable                                            -              -     (3,792,084)
Increase (Decrease) in Notes Payable - Lease                               15,640         89,583        156,686
Increase (Decrease) in Notes Payable - Stock                               83,040         30,550         (5,640)
(Increase) Decrease in Subscription Receivable                              5,128         (3,379)        (1,316)
Proceeds from issuance of stock                                         1,585,391      1,293,148      1,238,722
Purchase of Treasury Stock                                               (923,050)      (470,850)      (417,400)
Dividends paid                                                           (401,155)      (438,654)      (501,547)
                                                                  ----------------  -------------  -------------
   Net cash provided by (used for) financing activities           $        56,789   $    192,194   $    117,136
                                                                  ---------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              $       577,980   $     22,548   $    107,521

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            688,935        666,387        558,866
                                                                  ---------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $     1,266,915   $    688,935   $    666,387
                                                                  ===============   ============   ============

ADDITIONAL RELATED DISCLOSURES TO THE
STATEMENT OF CASH FLOWS
Interest expense paid                                             $       236,742   $    247,916   $    272,478
                                                                  ---------------   ------------   ------------
Income tax payments                                                       637,705        333,427        266,961
                                                                  ---------------   ------------   ------------


See accompanying notes

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


NOTE 1 - ACCOUNTING POLICIES

Cash

   For purposes of the statement of cash flows, Handy Hardware Wholesale, Inc., the Company, considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

   Inventories are valued at the lower of cost or market method, determined by the first in, first out method, with proper adjustment having been made for any old or obsolete merchandise.

Property, Plant, and Equipment

   Property, plant, and equipment are carried at cost. Depreciation of property accounts for financial statement presentation is based on estimated useful lives and methods as follows:

                                                       Life                       Method of
            Asset                                    in Years                   Depreciation
   --------------------------------------------      --------                   -------------
   Building                                            30-39                    Straight Line
   Furniture and warehouse equipment including
      computer and data processing equipment            3-7                     Straight Line
   Transportation equipment                             3-5                     Straight Line

   Property, plant and equipment consists of:


                                                         DECEMBER 31,
                                                -----------------------------
                                                    1995              1994
                                                -----------------------------
Land                                            $ 2,027,797       $ 2,027,797
Buildings & improvements                          7,450,391         5,026,886
Furniture, computer, warehouse equipment          2,960,102         2,842,862
Transportation equipment                          473,706             617,201
                                                -----------       -----------
                                                $12,911,996       $10,514,746
Less:  Accumulated depreciation                  (3,124,646)       (3,179,972)
                                                -----------       -----------
                                                $ 9,787,350       $ 7,334,774
                                                ===========       ===========

   Depreciation expense for the year ended December 31, 1995, amounted to $907,565 compared with $813,859 for the year ended December 31, 1994.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 2
                                DECEMBER 31, 1995


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

   Changes in Property, Plant, and Equipment for the year ended December 31, 1995, are shown in the following schedule:


                                         Balance          Additions                          Other           Balance
                                         1-1-95            At Cost         Retirements      Changes         12-31-95
                                      ------------      ------------      ------------     ---------     -------------
Land                                  $  2,027,797      $         --      $         --     $      --     $   2,027,797
Buildings and improvements               5,026,886         2,659,709           236,204            --         7,450,391
Furniture, Computers and
   warehouse equipment                   2,842,862           738,728           621,488            --         2,960,102
Transportation equipment                   617,201            20,806           164,301            --           473,706
                                      ------------      ------------      ------------     ---------     -------------
                                      $ 10,514,746      $  3,419,243      $  1,021,993     $      --     $  12,911,996
                                      ============      ============      ============     =========     =============


   Changes in Property, Plant, and Equipment for the year ended December 31, 1994, are shown in the following schedule:


                                        Balance          Additions                            Other          Balance
                                        1-1-94            At Cost         Retirements        Changes        12-31-94
                                      ------------      ------------      ------------     ---------     -------------
Land                                  $  2,027,797      $         --      $         --     $      --     $   2,027,797
Buildings and improvements               4,702,101           324,785                --            --         5,026,886
Furniture, Computers and
   warehouse equipment                   2,765,984           435,521           358,643            --         2,842,862
Transportation equipment                   519,243           163,667            65,709            --           617,201
                                      ------------      ------------      ------------     ---------     -------------
                                      $ 10,015,125      $    923,973      $    424,352     $      --     $  10,514,746
                                      ============      ============      ============     =========     =============


   Changes in Property, Plant, and Equipment for the year ended December 31, 1993, are shown in the following schedule:


                                         Balance          Additions                          Other           Balance
                                         1-1-93            At Cost         Retirements      Changes         12-31-93
                                      ------------      ------------      ------------     ---------     -------------
Land                                  $  2,027,797      $         --      $         --     $      --     $   2,027,797
Buildings and improvements               4,699,014             3,087                --            --         4,702,101
Furniture, Computers and
   warehouse equipment                   2,624,761           560,155           418,932            --         2,765,984
Transportation equipment                   491,257           113,425            85,439            --           519,243
                                      ------------      ------------      ------------     ---------     -------------
                                      $  9,842,829      $    676,667      $    504,371     $      --     $  10,015,125
                                      ============      ============      ============     =========     =============

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 3
                                DECEMBER 31, 1995


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

   Changes in Accumulated Depreciation for Property, Plant, and Equipment for the year ended December 31, 1995, are shown in the following schedule:


                                         Balance        Additions                        Other        Balance
                                         1-1-95          at Cost        Retirements     Changes       12-31-95
                                     --------------  ---------------  ---------------   --------   ---------------
Land                                 $            -  $             -  $             -   $      -   $             -
Buildings and improvements                1,317,804          225,914          178,936          -         1,364,782
Furniture, Computers and
   warehouse equipment                    1,524,434          561,461          621,489          -         1,464,406
Transportation equipment                    337,734          120,190          162,466          -           295,458
                                     --------------  ---------------  ---------------   --------   ---------------
                                     $    3,179,972  $       907,565  $       962,891   $      -   $     3,124,646
                                      =============   ==============   ==============   ========   ===============

   Changes in Accumulated Depreciation for Property, Plant, and Equipment for the year ended December 31, 1994, are shown in the following schedule:


                                         Balance        Additions                        Other        Balance
                                         1-1-94          at Cost        Retirements     Changes       12-31-94
                                     --------------  ---------------  ---------------   --------   ---------------
Land                                 $            -  $             -  $             -   $      -   $             -
Buildings and improvements                1,117,714          200,090                -          -         1,317,804
Furniture, Computers and
   warehouse equipment                    1,386,904          496,173          358,643          -         1,524,434
Transportation equipment                    277,201          117,596           57,063          -           337,734
                                     --------------  ---------------  ---------------   --------   ---------------
                                     $    2,781,819  $       813,859  $       415,706   $      -   $     3,179,972
                                     ==============  ===============  ===============   ========   ===============

Changes in Accumulated Depreciation for Property, Plant, and Equipment for the year ended December 31, 1993, are shown in the following schedule:


                                         Balance        Additions                        Other        Balance
                                         1-1-93          at Cost        Retirements     Changes       12-31-93
                                     --------------  ---------------  ---------------   --------   ---------------
Land                                 $            -  $             -  $             -   $      -   $             -
Buildings and improvements                  918,658          199,056                -          -         1,117,714
Furniture, Computers and
   warehouse equipment                    1,321,185          473,258          407,539          -         1,386,904
Transportation equipment                    213,576          117,962           54,337          -           277,201
                                     --------------  ---------------  ---------------   --------   ---------------
                                     $    2,453,419  $       790,276  $       461,876   $      -   $     2,781,819
                                     ==============  ===============  ===============   ========   ===============

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 4
                                DECEMBER 31, 1995


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

Income Taxes

   Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement and federal tax reporting arising from the following:

1. Depreciation for federal income tax purposes is computed under the Straight Line Method for assets acquired prior to December 31, 1986 and the Modified Accelerated Cost Recovery System for assets acquired after December 31, 1986. For financial statement purposes the straight line method is being used. The following chart indicates the difference in the depreciation calculations:


                                  Annual            Tax Depreciation          Total
                             Tax Depreciation      (over) under Book      Accumulation
                             Over (Under) Book      Depreciation for      Tax Over Book
          Year                 Depreciation          Deleted Assets       Depreciation
        --------             -----------------     -----------------    ---------------
        12-31-93             $    124,196          $    (23,468)        $   1,223,717
        12-31-94                   76,849                 9,617             1,310,183
        12-31-95                   30,849               (27,981)            1,313,051

2. Deferred compensation is accrued as follows:

        Balance, December 31, 1994                            $ 162,762
        Addition for year ended December 31, 1995                51,622
                                                              ---------
        Balance, December 31, 1995                            $ 214,384
                                                              =========

   The deferred compensation has not been deducted for income tax purposes.

3. Internal Revenue Code Section 263A requires certain costs to be capitalized for inventory purposes. The following schedule shows the amount reported on the tax return.


                                                     DECEMBER 31,
                                           -----------------------------------
                                                1995                 1994
                                           ---------------     ---------------
Book inventory                             $    10,455,070     $    12,980,262
Adjustment for 263A Uniform
   Capitalization costs                            208,561             285,988
                                           ---------------     ---------------
Inventory for tax return                   $    10,663,631     $    13,266,250
                                           ===============     ===============

   The Company accounts for any tax credits as a reduction of income tax expense in the year in which such credits arise.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 5
                                DECEMBER 31, 1995


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

   Earnings Per Share of Common Stock

        Earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to stock issued, stock subscribed, dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------
                                                           1995             1994            1993
                                                       ------------      ----------      ---------
Net Income                                             $  1,016,484      $  571,710      $ 503,260
   Less: Dividends on Preferred Stock                       401,155         438,654        501,547
                                                       ------------      ----------      ---------
   Difference                                          $    615,329      $  133,056      $   1,713
Weighted average shares outstanding                          53,253          49,129         44,787
   Income (Loss) per share                                    11.55            2.71           0.04

Preferred Stock Dividends

   Cash dividends paid on the Company's outstanding preferred stock (par value $100 per share) were 10% for 1995, 12% for 1994, and 15% for 1993, pro-rated for the portion of a twelve month period (ending January 31) during which the preferred stock was held. The weighted average number of preferred shares outstanding during each 12 month period was used to calculate the per share cash dividends on preferred stock as reflected below. Cash dividends have never been paid and are not anticipated to be paid in the future on either class of the Company's outstanding common stock.

                      SCHEDULE OF PREFERRED STOCK DIVIDENDS

          During the
          Year ended            Weighted Average          Per
          December 31          Shares Outstanding        Share
          -----------          ------------------      ---------
              1995                   47,787             $  8.39
              1994                   43,869               10.00
              1993                   40,034               12.53

Revenue Recognition

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Accordingly, revenues and expenses are accounted for using the accrual basis of accounting. Under this method of accounting, revenues are recognized when a receivable exists and expenses are recognized when the liability is incurred.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 6
                                DECEMBER 31, 1995

NOTE 2 - NOTES RECEIVABLE


                                                                         December 31,
                                               ----------------------------------------------------------
                                                           1995                             1994
                                               ---------------------------        -----------------------
     Debtor                  Collateral        Current          Noncurrent        Current      Noncurrent
------------------------     ----------        -------          ----------        -------      ----------
Alamo Heights Hardware          None           $    -           $    5,893        $     -      $    5,893
Breed Hardware                  None                -                3,089              -               -
Broadway Hardware               None                -               21,333              -               -
Decatur Hardware                None                -                2,340              -           2,340
Doug Ashy Bldg.                 None                -                1,912              -               -
Granbury Farm & Ranch           None                -                1,219              -           1,219
Handyman Hardware               None                -               13,165              -          13,165
Henckel's                       None                -                5,446              -           5,446
Island Hardware                 None                -                2,807              -           2,807
J & B Auto                      None                -                2,171              -           2,171
Jackson Hardware                None                -                2,297              -           2,297
Katy Mason Hardware             None                -                3,427              -           3,427
Kilgore Hardware                None                -                3,556              -           3,556
King Hardware                   None                -                4,255              -           4,255
Liberty Auto Parts              None                -                2,880              -           2,880
Madis                           None                -                2,619              -           2,619
Marchand's, Inc.                None                -                2,830              -           2,830
Max Squires                     None                -                1,471              -           2,146
Mike's Hardware                 None                -                1,511              -               -
Overall Lumber                  None                -                3,362              -           3,362
Pitts Hardware                  None                -                1,772              -           1,772
RBC Hardware                    None                -                2,549              -           2,549
Sawyer Brothers                 None                -                4,840              -           4,840
Sealy Ace Hardware              None                -                4,920              -           4,920
Stifter Lumber                  None                -                3,087              -               -
Trahan Hardware                 None                -                1,372              -           1,372
Wagner Hardware                 None                -                3,360              -               -
                                               ------           ----------        -------      ----------
                                               $    -           $  109,483        $     -      $   75,866
                                               ======           ==========        =======      ==========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 7
                                DECEMBER 31, 1995

NOTE 3 - NOTES PAYABLE - STOCK


                                                                           Current Portion           Non-Current Portion
                                                                            December 31,                December 31,
                                                                    -----------------------     -----------------------
                              Interest                   Maturity
     Payee                      Rate      Collateral       Date       1995           1994          1995           1994
------------------------      --------    ----------    ---------   --------       --------     ---------      --------
Alamo Lumber                   6.25%         None          2000     $      -       $      -     $   3,000      $      -
Arlington Hardware             6.25%         None          2000            -              -        10,000             -
Arlington Hardware             6.25%         None          2000            -              -        46,400             -
Beere Hardware                 6.0 %         None          1997            -              -         1,100         1,100
Brown                          6.25%         None          2000            -              -         6,400             -
C & S Hardware, Inc.           8.0 %         None          1995            -          4,200             -             -
C & S Hardware, Inc.           8.0 %         None          1995            -          3,800             -             -
Cleveland Hardware             6.0 %         None          1997            -              -        21,760        21,760
Company Stor                   6.25%         None          2000            -              -         9,600             -
Davis Home Center              6.0 %         None          1999            -              -         8,600         8,600
Gulfway World                  6.25%         None          2000            -              -        12,800             -
Hawkins Hardware               6.0 %         None          1999            -              -         2,150         2,150
Hometown Hardware              6.0 %         None          1997            -              -         1,000         1,000
J & B Builders                 6.0 %         None          1998            -              -         7,000         7,000
Ken's Hardware                 6.0 %         None          1999            -              -         5,000         5,000
Morrison Lumber                8.0 %         None          1995            -         12,960             -             -
Patterson Hardware             6.0 %         None          1999            -              -        12,000        12,000
Rockdale                       6.25%         None          2000            -              -         3,000             -
D. D. Southwell                6.25%         None          2000            -              -         5,000             -
Space City Hardware            6.0 %         None          1999            -              -         9,000         9,000
Swan Lake Hardware             6.25%         None          2000            -              -         5,000             -
Terrebonne Hardware            8.0 %         None          1995            -          3,200             -             -
Wheeler Lumber Co.             8.0 %         None          1995            -              -             -             -
Yeager TV Hardware             6.0 %         None          1999            -              -         2,000         2,000
Yeager TV Hardware             7.0 %         None          2000            -              -         6,000             -
                                                                    --------       --------     ---------      --------
                                                                    $      -       $ 24,160     $ 176,810      $ 69,610
                                                                    ========       ========     =========      ========

Interest only is paid the first four years, and interest and principal are paid in the fifth year.

Principal payments applicable to the next five years are as follows:

                           1996             $      -
                           1997               23,860
                           1998                7,000
                           1999               38,750
                           2000              107,200
                                            --------
                                            $176,810

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 8
                                DECEMBER 31, 1995

NOTE 4 - MORTGAGE PAYABLE

   On April 2, 1993, Texas Commerce Bank approved a $3,670,868 loan for the purpose of refinancing the property at 8300 Tewantin Drive. Monthly principal payments in the amount of $25,684 began April 30, 1993, and shall continue until maturity on March 31, 1998, with remaining balance to be paid in full. The company anticipates refinancing the principal balance at that time. Interest is calculated at 7.2% annual rate payable monthly.

   The mortgage payable is secured by land and buildings at the present location on Tewantin Street and classified as follows:


                                                December 31,
                                       ----------------------------
                                            1995            1994
                                       ------------     -----------
Current Liabilities                    $    308,204     $   308,204
Noncurrent Liabilities                 $  2,515,102     $ 3,131,511
                                       ------------     -----------
                                       $  2,823,306     $ 3,439,715
                                       ============     ===========

Principal payments applicable to the next five years are as follows:

                     1996                    $   308,204
                     1997                        308,204
                     1998                      2,206,898
                     1999                              -
                     2000                              -

On October 7, 1994, the board of directors approved the construction of a 96,715 square foot expansion of the warehouse facility. The expansion was completed in 1995. Financing had been arranged through NationsBank for the cost of construction of the addition; however, no financing from this source was used during the construction as a temporary loan was made on the line of credit at Texas Commerce Bank. This temporary loan was repaid in May, 1995.

NOTE 5 - INCOME TAXES

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method. The effect of the change was not material to the 1993 financial statements.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 9
                                DECEMBER 31, 1995



NOTE 5 - INCOME TAXES (CONTINUED)

     The major categories of deferred income tax provisions are as follows (based on FASB 109):


                                                                               YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                       1995             1994           1993
                                                                  ---------------   ------------   ------------
Excess of tax over book depreciation                              $     1,313,050   $  1,310,183   $  1,233,333
Inventory - ending inventory adjustment for tax recognition of
     Sec. 263A Uniform Capitalization Costs                              (208,561)      (285,988)      (257,768)
Deferred compensation                                                    (179,754)      (162,762)      (145,608)
                                                                  ---------------   ------------   ------------
     Total                                                        $       924,735   $    861,433   $    829,957
     Statutory tax rate                                                        34%            34%            34%
                                                                  ---------------   ------------   ------------
Cumulative deferred income tax payable                            $       314,410   $    292,887   $    282,186
                                                                  ===============   ============   ============
     Classified as:
     Current liability                                            $             -   $          -   $          -
     Noncurrent liability                                                 314,410        292,887        282,186
                                                                  ---------------   ------------   ------------
                                                                  $       314,410   $    292,887   $    282,186
                                                                  ===============   ============   ============


Reconciliation  of  income  taxes  on  difference   between  tax  and  financial
accounting:



                                                                               YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                       1995             1994           1993
                                                                  ---------------   ------------   ------------
Principal components of income tax expense Federal:
    Current
     Income tax paid                                              $       637,705   $    333,427   $    266,961
     Carryover of prepayment from prior year                                    -         65,323         40,000
                                                                  ---------------   ------------   ------------
                                                                  $       637,705   $    398,750   $    306,961
     Carryover to subsequent year                                         107,078         93,377         65,323
                                                                  ---------------   ------------   ------------
     Income tax for tax reporting at statutory rate of 34%        $       530,627   $    305,373   $    241,638
  Deferred
    Adjustments for financial reporting:
     Depreciation                                                             975         26,129         42,227
     263A Uniform capitalization costs                                     26,325         (9,595)       (8,602 )
     Other                                                                 (5,777)        (5,832)       (12,422)
                                                                  ----------------  -------------  ------------
Provision for federal income tax                                  $       552,150   $    316,075   $    262,841
                                                                  ===============   ============   ============

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 10
                                DECEMBER 31, 1995

NOTE 6 - LEASES

     Operating Leases

              The Company leases certain trucks and warehouse equipment under long-term operating lease agreements. The leases expire in 1997, 1998, 1999, 2000, 2001, and 2002.

              The following is a schedule of future minimum lease payments for operating leases as of December 31, 1995 and 1994 for the subsequent five years:


                                        YEAR ENDED
                                        DECEMBER 31,
                           --------------------------------------
                              1995                       1994
                           ----------                 -----------
          1995             $        -                 $   511,769
          1996                496,571                     394,893
          1997                472,288                     353,030
          1998                424,156                     245,087
          1999                400,401                     169,674
          2000                354,240                           -

     Capital Leases

              The Company leases equipment as a capital lease. The following is an analysis of the leased property under capital leases by major class:


                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                  ---------------------------------
                                                     1995                    1994
                                                  ----------              ---------
Class of Property
     Furniture, computers, and
              warehouse equipment                 $  385,324              $ 304,848
     Transportation equipment                         39,971                 39,971
                                                  ----------              ---------
                                                  $  425,295              $ 344,819
     Less: Accumulated depreciation                  172,383              $  91,348
                                                  ----------              ---------
                                                  $  252,912              $ 253,471
                                                  ==========              =========

     The following is a schedule by year of future minimum lease payments for capital leases.


                                        YEAR ENDED
                                        DECEMBER 31,
                           --------------------------------------
                              1995                       1994
                           ---------                  -----------
          1995             $       -                  $    88,381
          1996                92,783                       74,759
          1997                49,636                       33,780
          1998                40,523                       19,305
          1999                36,937                       30,044
          2000                29,458                            -
          Thereafter          12,571                            -
                           ---------                  -----------
          TOTAL            $ 261,908                  $   246,269
                           =========                  ===========

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 11
                                DECEMBER 31, 1995


NOTE 6 - LEASES (CONTINUED)

     The lease  payments  are  reflected  in the  Balance  Sheet as current  and
noncurrent   obligations   under   capital   leases  of  $92,783  and  $169,126,
respectively. The estimated interest rates range from 4% to 9%.

Rental Expenses

     Rental expenses for the preceding three years are:


                      1995                       $  854,603
                      1994                          749,881
                      1993                          651,140

NOTE 7 - RELATED PARTY TRANSACTIONS

     NONE

     The Company is owned entirely by its dealers and former dealers. No shareholder is the beneficial owner of more than five percent of any class of the company's voting securities. Substantially all sales are made to the member-dealers (owners) of the Company.

NOTE 8 - RETIREMENT PLAN - DEFINED CONTRIBUTION

     The company maintains a Profit Sharing and Savings Plan to help employees achieve financial security during their retirement years. Employees are eligible to participate in the plan if they have attained age 21 and have completed one year of service with the Company. Contributions to the plan are determined by the Board of Directors. Contributions are allocated to employees in the same proportion that the number of points per employee bears to the total points of all participants. Employees receive one point for each $1,000 of compensation and one point for each year of service. Employees' interests in the value of the contributions made to their account first partially vests after three years of service at 20% and continues to vest an additional 20% each year until fully vested after seven years of service. Participating employees who reach age 65 are fully vested without regard to their number of years of service. Benefits are paid to eligible employees under the plan in lump sum upon retirement, or at the direction of the employee, pursuant to the terms of an annuity plan selected by the employee. The amount of cost recognized during the years ended December 31, is as follows:


                      1995                       $  515,847
                      1994                          400,000
                      1993                          352,461

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 12
                                DECEMBER 31, 1995


NOTE 9 - STOCK PURCHASE FORMULA

              Effective July, 1991, the Board of Directors approved a modification of the stock investment formula for dealers. Based on annual purchases by dealers, limits of stock investments are determined by formula to arrive at a maximum investment in Handy stock. In 1994 and 1995 the Board approved the repurchase of certain shares from those shareholders who are over-invested in the Company's capital stock by $4,000 or more. The amount repurchased was the amount of stock (based on purchase price of $100 per share) equal to one fourth of the overinvested amount, equally divided between shares of Preferred Stock and Class B Common Stock. In connection with the repurchase, the minimum required investment in the Company's capital stock was raised from $5,000 to $10,000. In 1994 and 1995 the Company repurchased 352 and 326 shares for $35,200 and $32,600, respectively.

NOTE 10 - LINE OF CREDIT

              Texas Commerce Bank committed to a $2,000,000 unsecured revolving line of credit. The commitment expires on April 30, 1997. Borrowing against the line of credit during the year was as follows.



Balance    Borrowing      Payments       Balance       Interest        Interest
1-01-95     5-23-95        5-31-95       12-31-95         Rate           Paid
-------    ----------     ----------     --------     --------------   --------

 $-0-      $1,450,000     $1,450,000       $-0-       Prime Floating    $2,404


NOTE 11 - SUBSEQUENT EVENT

              None


NOTE 12 - OTHER DISCLOSURES

              Costs incurred for advertising are expensed when incurred.

              The Company wholesales hardware to its dealers in Texas, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, and Florida.

              The  Company  is  not  a  party  to  any  legal   proceedings   or
     environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


                                    PART III

         Items 10-13 are incorporated by reference to the Company's Proxy Statement for its annual stockholders' meeting which will be subsequently filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Documents Filed as Part of this Report

                                                                            Page
         (1)      Financial Statements                                 Reference

                  Auditor's Report........................................... 15

                  Balance Sheets at December 31,
                    1995 and 1994............................................ 16

                  Statements of Income for the
                    years ended December 31,
                    1995, 1994 and 1993...................................... 18

                  Statements of Stockholders' Equity
                    for the years ended December 31,
                    1995, 1994 and 1993...................................... 19

                  Statements of Cash Flows for the years ended
                    December 31, 1995, 1994 and 1993......................... 21

                  Notes to Financial Statements.............................. 22

         (2)      Financial Statement Schedules

                  Schedule V has been omitted because none of the items reflected thereon was in excess of 1% of total sales for the periods covered.

                  All other schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

         (3)      Exhibits

                  Exhibit
                  Number
                  -------

                   3.1 Articles of Incorporation of Handy Hardware Wholesale, Inc., as amended (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

                   3.2      Bylaws of Handy Hardware  Wholesale,  Inc. (Filed as
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference).

                   4.1 Specimen copy of certificate representing Class A Common Stock (Filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference).

                   4.2 Specimen copy of certificate representing Class B Common Stock (Filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference).

                   4.3 Specimen copy of certificate representing Preferred Stock (Filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference).

                   4.4 Form of Subscription to Shares of Handy Hardware Wholesale, Inc. for Class A Common Stock, Class B Common Stock and Preferred Stock (Filed as Exhibit
                            4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

          *        10.1     Employment Agreement, as amended, between Handy
                            Hardware Wholesale, Inc. and James D. Tipton (Filed as Exhibit 10.1 to the Company's Annual Report on
                            Form 10-K for the year ended December 31, 1983, and incorporated herein by reference).

          *        10.2     Second Amendment to the Employment Agreement, as
                            amended, between Handy Hardware Wholesale, Inc. and
                            James D. Tipton dated July 19, 1985 (Filed as
                            Exhibit 10.2 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1985, and incorporated herein by reference).

          *        10.3     Third Amendment to the Employment Agreement, as
                            amended, between Handy Hardware Wholesale, Inc. and
                            James D. Tipton dated December 16, 1988 (Filed as
                            Exhibit 10.3 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1988, and incorporated herein by reference).

          *        10.4     Fourth Amendment to the Employment Agreement, as
                            amended, between Handy Hardware Wholesale, Inc. and
                            James D. Tipton dated September 20, 1991 (Filed as
                            Exhibit 10.4 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1991, and incorporated herein by reference).

                   10.5     Split-Dollar   Agreement  dated  November  13,  1991
                            between the  Company  and James D. Tipton  (Filed as

                            Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

                   10.6 Form of Dealer Contract (Alabama, Arkansas, Florida, Louisiana, Oklahoma and Texas) (Filed as Exhibit
                            10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

                   10.7     Form of  Dealer  Contract  (Mississippi)  (Filed  as
                            Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

          *        10.8     Fifth Amendment to the Employment Agreement, as
                            amended, between Handy Hardware Wholesale, Inc. and
                            James D. Tipton dated September 7, 1993.  (Filed as
                            Exhibit 10.8 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1993, and incorporated herein by reference.)

                   10.9 Loan Agreement dated March 30, 1993, between Texas Commerce Bank, N.A., and Handy Hardware Wholesale, Inc. (filed as Exhibit I to the Company's Quarterly Report on Form 10- Q for the quarter ended June 30, 1993, and incorporated herein by reference).

                   10.10 Credit Agreement between Handy Hardware Wholesale, Inc. ("Borrower") and NationsBank of Texas, N.A. ("Lender") dated November 2, 1994 (with Exhibits "A" and "B" intentionally omitted).

          *,**     10.11    Sixth Amendment to the Employment Agreement, as
                            amended, between Handy Hardware Wholesale, Inc. and
                            James D. Tipton dated November 14, 1995.

          **       11.1     Statement re computation of per share earnings.


* Management Contract
** Filed herewith.


         The Company will furnish to any requesting shareholder a copy of any exhibit upon payment of $.40 per page to cover the expense of furnishing such copies. Requests should be directed to Tina S. Kirbie, Secretary and Treasurer, Handy Hardware Wholesale, Inc., 8300 Tewantin Drive, Houston, Texas 77061.


         (b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the three months ended December 31, 1995.

         (c)      Exhibits

         Listed in Item 14(a)(3) above.

         (d)      Financial Statement Schedules

         Listed in Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Handy Hardware Wholesale, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HANDY HARDWARE WHOLESALE, INC.


                                           -------------------------------------
                                                      JAMES D. TIPTON
                                           President and Chief Executive Officer
March _____, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Handy Hardware Wholesale, Inc., and in the capacities and on the dates indicated.

       Signature                      Title                          Date
------------------------      --------------------------       -----------------

------------------------      President, Chief Executive       March _____, 1996
     James D. Tipton          Officer and Director

------------------------      Chief Financial and              March _____, 1996
     Tina S. Kirbie           Accounting Officer

------------------------      Director                         March _____, 1996
    Weldon D. Bailey

------------------------      Director                         March _____, 1996
  Norman J. Bering, II

------------------------      Director                         March _____, 1996
   Susie Bracht-Black

------------------------      Director                         March _____, 1996
      Truman Breed

------------------------      Director                         March _____, 1996
      Virgil H. Cox

------------------------      Director                         March _____, 1996
     Samuel J. Dyson

------------------------      Director                         March _____, 1996
    Robert L. Eilers

------------------------      Director                         March _____, 1996
      Phil Grothues

------------------------      Director                         March _____, 1996
      Leroy Welborn

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Handy Hardware Wholesale, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HANDY HARDWARE WHOLESALE, INC.


                                                     /s/James D. Tipton
                                           -------------------------------------
                                                      JAMES D. TIPTON
                                           President and Chief Executive Officer
March 15, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Handy Hardware Wholesale, Inc., and in the capacities and on the dates indicated.

       Signature                      Title                          Date
------------------------      --------------------------       -----------------

   /s/James D. Tipton
------------------------      President, Chief Executive       March 15, 1996
     James D. Tipton          Officer and Director

   /s/Tina S. Kirbie
------------------------      Chief Financial and              March 15, 1996
     Tina S. Kirbie           Accounting Officer

  /s/Weldon D. Bailey
------------------------      Director                         March 18, 1996
    Weldon D. Bailey

/s/Norman J. Bering, II
------------------------      Director                         March 14, 1996
  Norman J. Bering, II

 /s/Susie Bracht-Black
------------------------      Director                         March 18, 1996
   Susie Bracht-Black

    /s/Truman Breed
------------------------      Director                         March 18, 1996
      Truman Breed

    /s/Virgil H. Cox
------------------------      Director                         March 19, 1996
      Virgil H. Cox

   /s/Samuel J. Dyson
------------------------      Director                         March 18, 1996
     Samuel J. Dyson

  /s/Robert L. Eilers
------------------------      Director                         March 18, 1996
    Robert L. Eilers

    /s/Phil Grothues
------------------------      Director                         March 18, 1996
      Phil Grothues

    /s/Leroy Welborn
------------------------      Director                         March 18, 1996
      Leroy Welborn

                                  Exhibit 10.11

                     Sixth Amendment to Employment Agreement

         Reference is made to an Employment Agreement (hereinafter called "Agreement") dated July 9, 1980, between Handy Hardware Wholesale, Inc., a Texas corporation (therein and hereinafter called "Employer"), and James D. Tipton (therein and hereinafter called "Employee"), the First Amendment to the Agreement, dated August 18, 1980 (the "First Amendment"), the Second Amendment to the Agreement, dated July 18, 1985 (the "Second Amendment"), the Third Amendment to the Agreement, dated December 6, 1988 (the "Third Amendment"), the Fourth Amendment to the Agreement, dated September 20, 1991 (the "Fourth Amendment") and the Fifth Amendment to the Agreement, dated September 7, 1993 (the "Fifth Amendment").

         At this time, Employer and Employee wish to amend the Agreement, the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment as hereinafter set forth:

         NOW THEREFORE, in consideration of the premises, the agreements herein contained and other good and valuable considerations, Employer and Employee hereby amend the Agreement, the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment as follows:

         1. Subparagraph (9) of Paragraph 2.a. is hereby amended to read as follows:

                  "(9) For the period from January 1, 1996 to December 31, 1997, Employer shall pay Employee $20,834.34 per month, payable semi-monthly on the 15th and last day of each month during this period."

         2.       Paragraph 3.a. is hereby amended to read as follows:

                  "a. The term of employment by Employer shall mean the period commencing August 18, 1980, and terminating December 31, 1997, unless sooner terminated in accordance with the terms and conditions hereinafter set forth, provided, however, in the event of the death of Employee, the term of employment shall end the 60th day after the date of the death of Employee."

         Except as amended above, the Agreement, the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment remain unchanged and continue in full force and effect.

         This Sixth Amendment is executed in multiple counterparts, each of which shall have the force and effect of an original, this 14th day of November, 1995.

                                            HANDY HARDWARE WHOLESALE, INC.



         /s/ James D. Tipton                By:         /s/ Truman Breed
---------------------------------------        ---------------------------------
            James D. Tipton                          Chairman of the Board
                               EMPLOYEE                                 EMPLOYER

                                  EXHIBIT 11.1

                        Computation of Per Share Earnings


                                        1995             1994           1993
                                   ------------       ---------      ---------
Net Income                         $  1,016,484       $ 571,710      $ 503,260
Dividends Paid                     $   (401,155)      $(438,654)     $(501,547)
                                   ------------       ---------      ---------
                                   $    615,329       $ 133,056      $   1,713
Weighted Average
Shares Outstanding                       53,253          49,129         44,787
Earnings Per Share of
Common Stock                       $      11.55       $    2.71      $    0.04