Form 10-Q
period 1996-03-31
HANDY HARDWARE WHOLESALE INC
filed 1996-05-15
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1996.

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

                           Yes   X                No
                              -------               -------

The number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 1996, was 7970 shares of Class A Common Stock, $100 par value, and 44,412 shares of Class B Common Stock, $100 par value.












                                                             Page #1 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX



PART I            Financial Information                                 Page No.
                                                                        --------
         Item     1.       Financial Statements

                     Condensed Balance Sheet March 31, 1996
                           and December 31, 1995 ..........................3 - 4


                     Condensed Statement of Income - Three Months
                           Ended March 31, 1996 and 1995.......................5


                     Condensed Statement of Cash Flows - Three Months
                           Ended March 31, 1996 and 1995...................6 - 7

                     Notes to Condensed Financial Statements..............8 - 13


         Item 2.     Management's Discussion & Analysis of Financial
                           Condition and Results of Operations...........14 - 19

PART II           Other Information

         Items 1.- 6.      None                                               20

         Signatures                                                           21
















                                                             Page #2 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                                                       MARCH 31,             DECEMBER 31,
                                                                                        1996                     1995
                                                                                      -----------            ------------

     ASSETS
     ------

     CURRENT ASSETS
     --------------
        Cash                                                                          $ 2,839,669            $ 1,266,915
        Accounts Receivable, net of                                                    11,825,300              6,564,773
             subscriptions receivable in
             the amount of $52,882 for 1996
             and $34,316 for 1995
        Inventory                                                                      13,234,298             10,455,070
        Other Current Assets                                                              239,015                320,271
                                                                                      -----------            -----------
                                                                                      $28,138,282            $18,607,029
                                                                                      -----------            -----------

     PROPERTY, PLANT AND EQUIPMENT (Note 2)
     --------------------------------------
        At Cost Less Accumulated Depreciation
        of $3,336,908 (1996) and $3,124,646 (1995)                                    $ 9,633 469            $ 9,787,350
                                                                                      -----------            -----------

     OTHER ASSETS
     ------------
        Notes Receivable (Note 3)                                                     $   114,476            $   109,483
        Deferred Compensation Funded                                                      214,384                214,384
        Other Noncurrent Assets                                                               -0-                 62,781
                                                                                      -----------            -----------
                                                                                      $   328,860            $   386,648
                                                                                      -----------            -----------
     TOTAL ASSETS                                                                     $38,100,611            $28,781,027
     ------------                                                                     ===========            ===========

     LIABILITIES AND STOCKHOLDERS'
      EQUITY
     -----------------------------

     CURRENT LIABILITIES
     -------------------
         Mortgage Payable                                                             $   308,204            $   308,204
         Notes Payable-Capital Lease                                                       80,639                 92,783
         Accounts Payable - Trade                                                      18,995,973              9,519,737
         Other Current Liabilities                                                        697,535                914,833
         Current Deferred Income Taxes
             Payable (Note 5)                                                              25,553                    -0-
         Federal Income Taxes Payable
         (Note 5)                                                                          58,874                    -0-
                                                                                      -----------            -----------
                                                                                      $20,166,778            $10,835,557
                                                                                      -----------            -----------

     NONCURRENT LIABILITIES
     ----------------------
         Mortgage Payable                                                             $ 2,438,051            $ 2,515,102
         Notes Payable-Stock(Note 4)                                                      185,810                176,810
         Notes Payable-Capital Lease                                                      165,246                169,126
         Notes Payable-Vendor                                                             113,182                108,013
         Deferred Compensation Payable                                                    214,384                214,384
         Deferred Income Taxes Payable
         (Note 5)                                                                         297,694                314,410
                                                                                      -----------            -----------
                                                                                      $ 3,414,367            $ 3,497,845
                                                                                      -----------            -----------

     TOTAL LIABILITIES                                                                $23,581,145            $14,333,402
     -----------------                                                                -----------            -----------

     The accompanying notes are an integral part of the Condensed Financial Statement.



                                                             Page #3 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)



                                                                                      MARCH 31,                    DECEMBER 31,
                                                                                        1996                          1995
                                                                                    ------------                   -----------

     STOCKHOLDERS' EQUITY (NOTE 6)
     -----------------------------
       Common Stock, Class A,
         authorized 20,000 shares, $100
         par value per share, issued
         8,060 & 7,960 shares                                                       $    806,000                   $   796,000
       Common Stock, Class B,
         authorized 100,000 shares, $100
         par value per share, issued
         44,639 & 43,149 shares                                                        4,463,900                     4,314,900
       Common Stock, Class B
         Subscribed 4,045.59 & 3,915.35
         shares                                                                          404,559                       391,535
           Less Subscription Receivable                                                  (26,441)                      (17,158)
       Preferred Stock 12% Cumulative,
         authorized 100,000 shares, $100
         par value per share, issued
         47,164.5 & 45,634.5 shares                                                    4,716,450                     4,563,450
       Preferred Stock, Subscribed
         4,045.59 & 3,915.35 shares                                                      404,559                       391,535
           Less Subscription Receivable                                                  (26,441)                      (17,158)
       Paid in Surplus                                                                   284,021                       280,277
                                                                                    ------------                   -----------
                                                                                    $ 11,026,607                   $10,703,381

       Less: Cost of Treasury Stock
           632 & -0- shares                                                              (63,200)                          -0-
                                                                                    ------------                   -----------
                                                                                    $ 10,963,407                   $10,703,381

       Retained Earnings                                                               3,556,059                     3,744,244
           Total Stockholders' Equity                                               $ 14,519,466                   $14,447,625
                                                                                    ------------                   -----------
       TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                                                         $ 38,100,611                   $28,781,027
       --------------------                                                         ============                   ===========







The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statement.











                                                             Page #4 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                      -----------------------------------------
                                                                          1996                         1995
                                                                      ------------                 ------------

INCOME
- ------
    Net Sales                                                         $ 32,934,675                 $ 31,443,728
    Sundry Income                                                          142,708                      147,977
                                                                      ------------                 ------------
TOTAL INCOME                                                          $ 33,077,383                 $ 31,591,705
- ------------                                                          ------------                 ------------

EXPENSE
- -------
    Net Material Costs                                                $ 29,577,383                 $ 28,355,064
    Payroll Costs                                                        1,465,273                    1,526,952
    Other Operating Costs                                                1,477,733                    1,403,070
    Interest Expense                                                        55,361                       59,056
                                                                      ------------                 ------------
TOTAL EXPENSE                                                         $ 32,575,750                 $ 31,344,142
- -------------                                                         ------------                 ------------


INCOME BEFORE PROVISIONS
FOR ESTIMATED FEDERAL
INCOME TAX (Note 5)                                                   $    501,633                 $    247,563
- ------------------------


PROVISIONS FOR ESTIMATED
FEDERAL INCOME TAX
(Note 5)                                                                  (174,789)                     (88,142)
- ------------------------                                              ------------                 ------------


NET INCOME                                                            $    326,844                 $    159,421
- ----------

LESS ACCRUED DIVIDENDS ON
PREFERRED STOCK                                                       $   (128,757)                $   (100,289)
- -------------------------                                             ------------                 ------------


NET INCOME APPLICABLE TO
COMMON STOCKHOLDERS                                                   $    198,087                 $     59,132
- ------------------------                                              ============                 ============



EARNINGS PER SHARE OF
COMMON STOCK, CLASS A &
CLASS B (Note 1)                                                      $       3.57                 $       1.13
- -----------------------                                               ============                 ============





The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.






                                                             Page #5 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                           --------------------------------------
                                                                              1996                       1995
                                                                           -----------                -----------

CASH FLOWS FROM OPERATING ACTIVITY
- ----------------------------------
     Net Income                                                            $   326,844                $   159,421
                                                                           -----------                -----------
         Adjustments to Reconcile Net
           Income to Net Cash Provided by
           Operating Activities:
                Depreciation                                               $   212,262                $   210,373
                Amortization                                                       -0-                        -0-
                Increase in Deferred
                  Income Tax                                                     8,837                      1,405

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                   $(5,260,527)               $(5,079,819)
         Increase in Notes Receivable                                           (4,993)                   (25,767)
         Increase in Inventory                                              (2,779,228)                  (329,365)
         Decrease in Other Assets                                              144,037                    118,379
         Increase in N/P-Vendor                                                  5,169                     25,931
         Increase in Accounts Payable                                        9,476,236                  6,297,788
         Decrease in Other Liabilities                                        (217,298)                  (143,805)
         Increase in Federal Income
                Taxes Payable                                                   58,874                     86,531
                                                                           -----------                -----------
                TOTAL ADJUSTMENTS                                          $ 1,643,369                $ 1,161,651
                                                                           -----------                -----------

                NET CASH PROVIDED BY
                OPERATING ACTIVITIES                                       $ 1,970,213                $ 1,321,072
                                                                           -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------
     Capital Expenditures                                                  $   (58,381)               $  (950,755)
     Disposition of Fixed Assets                                                   -0-                        -0-
                                                                           -----------                -----------
         NET CASH USED FOR
         INVESTING ACTIVITIES                                              $   (58,381)               $  (950,755)
                                                                           -----------                -----------










The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.







                                                             Page #6 of 21 Pages

STATEMENT OF CASH FLOWS (UNAUDITED) Cont.
- -----------------------------------------

                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                 --------------------------------
                                                                                                    1996                  1995
                                                                                                 ----------            ----------


CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------
      Decrease in Mortgage Payable                                                               $  (77,051)           $  (77,052)
      Increase in Notes Payable-Stock                                                                 9,000                61,400
      Increase (Decrease) in Notes Payable-Capital Lease                                            (16,024)               87,934
      Increase in Subscription Receivable                                                           (18,566)              (26,395)
      Proceeds From Issuance of Stock                                                               341,792               345,792
      Purchase of Treasury Stock                                                                    (63,200)             (123,800)
      Dividends Paid                                                                               (515,029)             (401,155)
                                                                                                 ----------            ----------
            NET CASH USED FOR FINANCING
            ACTIVITIES                                                                           $ (339,078)           $ (133,276)
                                                                                                 ----------            ----------

NET INCREASE
IN CASH & CASH EQUIVALENTS                                                                       $1,572,754            $  237,041

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                                         1,266,915               688,935
                                                                                                 ----------            ----------

CASH & CASH EQUIVALENTS AT END OF
PERIOD                                                                                           $2,839,669            $  925,976
                                                                                                 ==========            ==========









      ADDITIONAL RELATED DISCLOSURES TO THE
      STATEMENT OF CASH FLOWS
      -------------------------------------

                           Interest Expense Paid                                                 $  55,361             $  59,057
                           Income Taxes Paid                                                           -0-                   -0-














The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                             Page #7 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES
- ----------------------------

(1)      General Information:
         -------------------

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

(2)      Earnings Per Share:
         ------------------

         Earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                1996                    1995
                                                                        ------------------------------------
Calculation of Earnings Per Share
         of Common Stock
- ---------------------------------

         Net Income                                                             $ 326,844           $ 159,421
             Less:     Accrued Dividends
               On Preferred Stock                                                (128,757)           (100,289)
                                                                                ---------           ---------
                                                                                $ 198,087           $  59,132

         Weighted Average
             Shares of Common Stock
             (Class A & Class B)
             outstanding                                                           55,514              52,377
         Income Per Share
         of Common Stock                                                        $    3.57           $    1.13
                                                                                =========           =========












                                                             Page #8 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(3)      Revenue Recognition:
         -------------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Accordingly, revenues and expenses are accounted for using the accrual basis of accounting. Under this method of accounting, revenues are recognized when a receivable exists and expenses are recognized when the liability is incurred.

(4)      Accounting for Dividends on Preferred Stock:
         -------------------------------------------

         The Company pays dividends on Preferred Stock during the first quarter of each fiscal year. Only Shareholders of Preferred Stock on the record date for the payment of the dividend are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31, during which the Preferred Stock was held.

         Because the Company is unable to anticipate the amount of the Preferred Stock dividends, it does not accrue a liability for the payment of those dividends on its balance sheet. To more properly reflect income, however, on the Condensed Statement of Income included herein, the Company has accrued an estimated portion of the dividends to be paid in the first quarter of 1997 based on the dividends paid in the first quarter of 1996.

         When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the three months ended March 31, 1996, contained herein, therefore, are net of dividends actually paid during the first quarter of 1996 in the amount of $515,029.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT
- ------------------------------------

Property, Plant & Equipment Consists of:
- ---------------------------------------

                                                           MARCH 31,                    DECEMBER 31,
                                                            1996                            1995
                                                         ------------                   -----------


Land                                                     $  2,027,797                   $ 2,027,797
Building & Improvements                                     7,450,391                     7,450,391
Furniture, Computer, Warehouse                              3,018,483                     2,960,102
Transportation Equipment                                      473,706                       473,706
                                                         ------------                   -----------
                                                         $ 12,970,377                   $12,911,996

Less:  Accumulated Depreciation                            (3,336,908)                   (3,124,646)
                                                         ------------                   -----------
                                                         $  9,633,469                   $ 9,787,350
                                                         ============                   ===========










                                                             Page #9 of 21 Pages

NOTE 3 - NOTES RECEIVABLE
- -------------------------

                                                              CURRENT PORTION                               NONCURRENT PORTION
                                                         ---------------------------                   ---------------------------
                                                         MARCH 31,          DEC. 31,                   MARCH 31,          DEC. 31,
DEBTOR                                COLLATERAL           1996               1995                        1996              1995
- -----------------------------         ----------         ---------          --------                   ---------          --------

Alamo Heights Hdwe.                        -               $ -0-              $ -0-                    $   5,893          $  5,893
Breed & Co., Inc.                          -                 -0-                -0-                        3,090             3,089
Broadway Hdwe.                             -                 -0-                -0-                       21,333            21,333
Commerce Hdwe.                             -                 -0-                -0-                        3,053               -0-
Decatur Hdwe.                              -                 -0-                -0-                        2,340             2,340
Doug Ashy Bldg. Mt'l.                      -                 -0-                -0-                        1,912             1,912
Grandbury Farm
    & Ranch                                -                 -0-                -0-                        1,219             1,219
Handyman Hdwe.                             -                 -0-                -0-                       13,165            13,165
Henckel's Hwy. 6
    Ace Home Ctr.                          -                 -0-                -0-                        5,446             5,446
Island Hdwe.                               -                 -0-                -0-                        2,807             2,807
J & B Auto Supply & Hdwe.                  -                 -0-                -0-                        2,171             2,171
Jackson Hdwe.
    & Supply Co.                           -                 -0-                -0-                        2,297             2,297
Karl Obst Feed Sales                       -                 -0-                -0-                          825               -0-
Katy Mason Hdwe.                           -                 -0-                -0-                        3,427             3,427
Kilgore Hdwe.                              -                 -0-                -0-                        3,556             3,556
King Feed & Hdwe.                          -                 -0-                -0-                        4,255             4,255
Liberty Auto Parts & Hdwe.                 -                 -0-                -0-                        2,880             2,880
Marchand's Inc.                            -                 -0-                -0-                        2,830             2,830
Mardis Auto Parts & Hdwe.                  -                 -0-                -0-                        2,619             2,619
Max Squires                                -                 -0-                -0-                        1,294             1,471
Mike's Hdwe.                               -                 -0-                -0-                        1,511             1,511
Overall Lumber                             -                 -0-                -0-                        3,362             3,362
Pitts Hdwe.                                -                 -0-                -0-                        1,772             1,772
RBC Hdwe.                                  -                 -0-                -0-                        2,549             2,549
Rusty's Plumbing & Hdwe.                   -                 -0-                -0-                        1,291               -0-
Sawyer Brothers Hdwe.                      -                 -0-                -0-                        4,840             4,840
Sealy Ace Hdwe.                            -                 -0-                -0-                        4,920             4,920
Stifter Lbr.                               -                 -0-                -0-                        3,087             3,087
Trahan Hdwe.                               -                 -0-                -0-                        1,372             1,372
Wagner Hdwe.                               -                 -0-                -0-                        3,360             3,360
                                                           -----              -----                    ---------          --------
                                                           $ -0-              $ -0-                    $ 114,476          $109,483
                                                           =====              =====                    =========          ========

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








                                                            Page #10 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - NOTES PAYABLE - STOCK
- ------------------------------

                                                                             CURRENT PORTION                   NONCURRENT PORTION
                                                                          ----------------------             -----------------------
                                INTEREST                  MATURITY        MARCH 31,     DEC. 31,             MARCH 31,      DEC. 31,
PAYEE                             RATE    COLLATERAL        DATE            1996          1995                  1996          1995
- ----------------------          --------  ----------      --------        ---------     --------             ---------     ---------

Alamo Lbr.                        6.25%      None           2000           $  -0-         $-0-               $   3,000     $   3,000
Arlington Hdwe.                   6.25%      None           2000              -0-          -0-                  56,400        56,400
Beere Hdwe.                       6.00%      None           1997              -0-          -0-                   1,100         1,100
Cleveland Hdwe.                   6.00%      None           1997              -0-          -0-                  21,760        21,760
Community Hdwe.                   6.25%      None           2000              -0-          -0-                   6,400         6,400
Company Store                     6.25%      None           2000              -0-          -0-                   9,600         9,600
D.A.D.S. Whlse. Inc.              6.25%      None           2000              -0-          -0-                   5,000         5,000
Dan's Home Ctr.                   6.00%      None           1999              -0-          -0-                   8,600         8,600
Eagle Lake Farm &
    Home Supply                   6.25%      None           2001              -0-          -0-                   9,000           -0-
Gulfway Lbr.                      6.25%      None           2000              -0-          -0-                  12,800        12,800
Hawkins Hdwe.                     6.00%      None           1999              -0-          -0-                   2,150         2,150
Hometown Hdwe.                    6.00%      None           1997              -0-          -0-                   1,000         1,000
J & B Builders                    6.00%      None           1998              -0-          -0-                   7,000         7,000
Ken's Hdwe.                       6.00%      None           1999              -0-          -0-                   5,000         5,000
Patterson Hdwe.                   6.00%      None           1999              -0-          -0-                  12,000        12,000
Rockdale Bldg. Ctr.               6.25%      None           2000              -0-          -0-                   3,000         3,000
Space City Hdwe.                  6.00%      None           1999              -0-          -0-                   9,000         9,000
Swan Lake Hdwe.                   6.25%      None           2000              -0-          -0-                   5,000         5,000
Yeager Hdwe.                      6.00%      None           1999              -0-          -0-                   2,000         2,000
Yeager Hdwe.                      7.00%      None           2000              -0-          -0-                   6,000         6,000
                                                                           ------        -----               ---------     ---------
                                                                           $  -0-        $ -0-               $ 185,810     $ 176,810
                                                                           ======        =====               =========     =========

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

Principal payments due over the next five years are as follows:

               1996                 $     -0-
               1997                 $  23,860
               1998                 $   7,000
               1999                 $  38,750
               2000                 $ 111,200
                                    ---------
                                    $ 176,810



                                                            Page #11 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES
- ---------------------

The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993, on a prospective basis. The major categories of deferred income tax provisions are as follows:

                                                                            QUARTER ENDED              YEAR ENDED
                                                                               MARCH 31,              DECEMBER 31,
                                                                                 1996                     1995
                                                                            -------------             ------------

Excess of tax over book depreciation                                          $ 1,321,796             $ 1,313,050


Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                                (189,204)               (208,561)

Deferred Compensation                                                            (181,867)               (179,754)
                                                                              -----------             -----------

     Total                                                                    $   950,725             $   924,735
     Statutory Tax Rate                                                                34%                     34%
                                                                              -----------             -----------
     Cumulative Deferred Income Tax Payable                                   $   323,247             $   314,410
                                                                              ===========             ===========

     Classified as:
           Current Liability                                                  $    25,553             $       -0-
           Noncurrent Liability                                                   297,694                 314,410
                                                                              -----------             -----------
                                                                              $   323,247             $   314,410
                                                                              ===========             ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                             QUARTER ENDED           QUARTER ENDED
                                                                               MARCH 31,               MARCH 31,
                                                                                 1996                    1995
                                                                             -------------           -------------

Principal Components of Income Tax Expense
     Federal:
           Current
           -------
               Income tax paid                                                $       -0-             $       -0-
               Carry-over of prepayment from
                  prior year                                                      107,078                  93,583
               Refund received for overpayment
                  from prior year                                                     -0-                (93,377)
                                                                              -----------             ----------
                                                                              $   107,078             $      206
               Federal Income Tax Payable                                          58,874                 86,531
               Carry-over to subsequent year                                          -0-                    -0-
                  Income tax for tax reporting
                  at statutory rate of 34%                                    $   165,952             $   86,737
            Deferred
            --------
               Adjustments for financial reporting:
                  Depreciation                                                      2,974                  4,522
                  263A Uniform Capitalization Costs                                 6,581                 (2,399)
                  Other                                                              (718)                  (718)
                                                                              -----------             ----------
               Provision for federal income tax                               $   174,789             $   88,142
                                                                              ===========             ==========


                                                            Page #12 of 21 Pages

NOTE 6 - STOCKHOLDERS'S EQUITY

         Both classes of Common Stock and Preferred Stock are reported on the Condensed Balance Sheet including shares that have been issued, but have been repurchased by the Company as treasury stock. The number of shares of each class for each of the periods presented that have been issued, the number that have been repurchased as treasury stock and the number that remain outstanding are as follows:

                                                                                      MARCH 31,                 DECEMBER 31,
                                                                                        1996                       1995
                                                                                      ---------                 ------------
Common Stock, Class A
    Issued                                                                             8,060                      7,960

    Held as Treasury                                                                     (90)                       -0-
    Outstanding                                                                        7,970                      7,960

 Common Stock, Class B
    Issued                                                                            44,639                     43,149

    Held as Treasury                                                                    (227)                       -0-
    Outstanding                                                                       44,412                     43,149

Preferred Stock
    Issued                                                                            47,164.5                   45,634.5

    Held as Treasury                                                                    (315)                       -0-
                                                                                      --------                   --------
    Outstanding                                                                       46,849.5                   45,634.5
                                                                                      ========                   ========































                                                            Page #13 of 21 Pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

During the first quarter of 1996 total sales were 4.74 percent higher than during the same quarter of 1995, as compared to a 9.96 percent increase in 1995 over 1994 and a 9.58 percent increase in 1994 over 1993. Sales in the retail hardware industry in the first quarter of 1996 mirrored sales in the retail environment in general. Since the beginning of the fourth quarter 1995, retail sales have been suppressed by high consumer debt. Additional factors that have suppressed sales include an unusually late spring, lower than normal rainfall and continued pressure from retail warehouses in some selling territories, particularly in the Houston territory. These factors have resulted in only moderate sales growth or a slight decline in most territories other than Louisiana and the eastern Gulf Coast region. In addition, sales in the Rio Grande Valley area have been negatively effected by the monetary and political unrest in Mexico. Sales in the Southern Louisiana territory and the Baton Rouge, New Orleans, Gulf Coast East territory, however, showed significant increases of 17 percent and 22 percent, respectively, during the first three months of 1996 over the first three months of 1995. These increases have resulted primarily from increased marketing efforts by Company employees in those territories. The Company believes that an increase in promotional sales activities and inventory available for orders, plus low-cost dealer buying programs were also key elements of the Company's sales growth in these territories.

       Sales: The following table compares the Company's sales during the first quarter of 1996 to sales during the same period of 1995, by sales territory:


                                                               First Quarter                                First Quarter
                                                                   1996                                          1995
                                                -----------------------------------------          -------------------------------
                                                                % Increase
                                                                in Sales
                                                                From First         % of                                      % of
                                                                 Quarter           Total                                     Total
Sales Territory                                    Sales          1995             Sales              Sales                  Sales
- -----------------------------                   -----------     ---------          ------          -----------              ------

Houston Area                                    $ 8,157,056        -3%              24.8%          $ 8,402,990               26.8%

Victoria, San Antonio,
Corpus Christi & Rio Grande
Valley Area*                                      6,013,870        -1%              18.3%            6,080,911               19.4%

North Texas, Dallas
& Fort Worth Area                                 5,460,625         4%              16.6%            5,233,204               16.7%

Austin, Brenham & Central
Texas Area                                        3,524,868         9%              10.7%            3,228,902               10.3%

Southern Louisiana Area                           3,884,976        17%              11.8%            3,333,669               10.6%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                                      3,123,622        22%               9.5%            2,559,910                8.2%

Oklahoma & Arkansas Area                          2,749,285         9%               8.3%            2,519,853                8.0%
                                                -----------        ---             ------          -----------              ------

         Totals:                                $32,914,302 (1)                    100.0%          $31,359,439 (1)          100.0%
                                                ===========                        ======          ===========              ======

- -------------------
*         Includes sales to Mexico dealers
(1) Total does not include sales to dealers who were no longer Member-Dealers at the end of the period.

                                                            Page #14 of 21 Pages

       Net Material Costs and Rebates: Net material costs for the first quarter in 1996 were $29,577,383, compared to $28,355,064 during the first quarter in 1995. The 1996 increase of 4.31 percent in net material costs was slightly lower than the 4.74 percent increase in sales for the same period. Net material costs as a percentage of sales were 89.8 percent in 1996 as compared to 90.2 percent in 1995. The slight decline in net material costs as a percentage of sales was a result of a 5.9 percent increase in purchase discounts and a 20.2 percent increase in factory rebates, both of which were taken by the Company as a credit against material costs in the first quarter of 1996. As a result of increased purchases of inventory, purchase discount income during the first quarter of 1996 was $551,832 as compared to $520,846 during the same 1995 period, an increase of $30,986. Additionally, rebate income during the same two periods was $1,000,344 and $831,995, respectively, which is an increase of $168,349.

     Payroll Costs: Payroll costs during the quarter ended March 31, 1996, decreased to $1,465,273 from $1,526,952 for the same period in 1995. This decrease of 4 percent resulted primarily from a 49 percent decrease in overtime payroll. This decrease was due to the completion of the warehouse expansion project in the third quarter of 1995, which allowed employees to perform their work onsite. (In the first quarter of 1995, due to the lack of adequate storage space for inventory, the Company was forced to lease additional warehouse space in an offsite facility, with the increase in payroll costs a result of the lack of proximity of the additional space to the offices of the Company.) Payroll costs for first quarter 1996 constituted 4.4 percent of both total expenses and net sales, compared to 4.9 percent for the first quarter of 1995. The relative stability in payroll costs has been a result of a continuing effort to increase employee productivity as sales and expenses have grown.

     Other Operating Costs: During the first quarter in 1996, other operating costs increased $74,663 (5.3%) compared to the same quarter of 1995, but remained the same as a percentage of sales. First quarter 1996 operating expenses were $1,477,733 (4.5% of sales) as compared to $1,403,070 of these expenses for the same period of 1995 (4.5% of sales). The increase in other operating costs is the result of increased accruals for employee benefits and property taxes. In the fourth quarter of 1995, the Harris County Appraisal District ("HCAD") notified the Company that as a result of a clerical error regarding the size of the Company's warehouse, the Company's real property was undervalued. Following a hearing with the HCAD, the value of the Company's real property was increased from approximately $1.1 million to approximately $3.5 million for the years 1991 through 1995. In April, 1996, the Company filed a lawsuit against HCAD and the Harris County Appraisal Review Board contesting their authority to increase the appraised value of the property. The lawsuit is based, in part, on the fact that the Company's property was correctly described on the appraisal roll for each of years 1991 through 1995. Pending the outcome of the lawsuit, however, the Company is accruing property tax monthly based on the $3.5 million appraisal.

     Net Income and Earnings Per Share:    As a result of an  increase  in gross
margin, pretax net income more than doubled, from $247,563 for the first quarter of 1995 to $501,633 in the same 1996 period. Net income also more than doubled.


                                                            Page #15 of 21 Pages

The increase in the Company's earnings per share in the first quarter of 1996 as compared to the same period of 1995 was due to an increase in gross margin in 1996 offset by an increase in the 1996 dividend paid on preferred stock. Dividends accrued in the first quarter of 1996 represented a smaller percentage of 1996 net income than dividends accrued in the first quarter of 1995 and resulted in a twofold increase in earnings per share.

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

     Seasonality: The Company's quarterly net income traditionally has been subject to two primary factors. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. Secondly, sales during the fourth quarter have traditionally have been lower, as hardware sales are slowest during the winter months preceding ordering for significant sales for the spring. However, net income has varied substantially from year to year in the fourth quarter as a result of corrections to inventory made at year-end.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

During the period ending March 31, 1996, Handy Hardware further improved its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and data processing equipment, delivery equipment, and software to better meet the needs of its Member-Dealers. The completion of the Company's warehouse expansion project in the third quarter of 1995 has resulted in the Company's ability to increase the depth of inventory to better meet Member-Dealer needs since approximately 97,000 square feet of additional warehouse space is now available.

     Cash Flow: There was a significant net increase of $1,572,754 in the Company's cash and cash equivalents in the first quarter of 1996 compared to the same period in 1995. The improvement in the Company's cash position is reflected in the fact that the Company's operating activities provided net cash of $1,970,213 in the first quarter of 1996 as compared to $1,321,072 in the same period of 1995. The increase in cash flow from operating activities in the first three months of 1996 as compared to the first three months of 1995 was principally attributable to: (i) a $9,476,236 increase in accounts payable in 1996 as compared to a $6,297,788 increase in accounts payable for the same period in 1995 and (ii) an increase in net income to $326,844 in the first quarter of 1996 from $159,421 for the same 1995 quarter, offset by (i)

                                                            Page #16 of 21 Pages
an increase of $2,779,228 in inventory in 1996 as compared to an increase in inventory of $329,365 for the same 1995 period and (ii) an increase in 1996 in accounts receivable of $5,260,527 as compared to an increase of $5,079,819 in 1995.

In the first quarter of 1996, the Company expended a net amount of $58,381 to purchase fixed assets, which is significantly less than the $950,755 ($628,587 of which was expended on the warehouse expansion project) expended in the same period of 1995. In the first three months of 1996, $339,078 of cash was used for financing activities, which was 154.4 percent higher than the $133,276 used in the first three months of 1995. The cash used for financing activities in the 1996 period was increased by (i) a larger preferred stock dividend payment in the first quarter of 1996 ($515,029) than in the same 1995 period ($401,155) because of an increase in the dividend rate from 10 percent to 12 percent, (ii) a decrease in notes payable for capital leases ($16,024) as compared to an increase of $87,934 in the same 1995 period, (iii) a smaller increase in notes payable from stock repurchases ($9,000 vs $61,400), which increases were offset by a decrease in the repurchase of Company stock ($63,200 vs $123,800).


     Working Capital: The Company's continuing ability to generate cash to meet its needs for funding its activities is illustrated by three key liquidity measures shown in the following table:

                                                MARCH 31,             DECEMBER 31             MARCH 31
                                                  1996                  1995                    1995
                                               ----------            ----------              ----------
Working Capital                                $7,971,504            $7,771,472              $8,440,907
Current Ratio                                    1.4 to 1              1.7 to 1                1.5 to 1
       (Current Assets to
       Current Liabilities)
Long-term Debt as Percentage
       of Capitalization                             23.5                  24.2                    27.9

Working capital has been principally generated from the sale of stock and capital provided from operations. The major component of the Company's long-term debt is bank indebtedness resulting from the Company's financing of the original construction of its facility in 1986.

Texas Commerce Bank, Houston, Texas, currently extends to the Company a $2,000,000 unsecured revolving line of credit. The Company is not currently utilizing this line, and has entered into negotiations with Texas Commerce Bank to replace this line of credit with one for up to $7,500,000 with more favorable terms. The new line of credit, if consummated, will be used for the purpose of working capital and other financing needs of the Company, which may include, for instance, reducing the other outstanding debt of the Company with Texas Commerce Bank.

During the remainder of 1996 Handy Hardware expects to further expand its existing customer base in Oklahoma and Arkansas. The Company will finance this expansion with receipts from the sale of stock to new and current Member-Dealers and with anticipated increased revenues from sales to Member-Dealers in Oklahoma and Arkansas. The Company foresees that this expansion will have a beneficial effect on its ability to generate cash to meet its funding needs.


                                                            Page #17 of 21 Pages

In the first quarter of 1996, the Company maintained a 93.6 percent service level (the measure of the Company's ability to meet Member-Dealers' orders out of current stock) as compared to a service level of 90.2 percent for the same period of 1995. This increase in service level is the result of an adequate amount of storage for inventory available since the warehouse expansion project was completed. Inventory turnover was 6.2 times during the first quarter of 1996 and 5.9 times for the first quarter of 1995. This high rate of inventory turnover, which is higher than the national industry average, is primarily the result of tight control of the product mix, increase in depth of inventory, continued high service level, and increased warehouse sales.

The Company has an outstanding mortgage note payable to Texas Commerce Bank with a principal balance as of March 31, 1996, of approximately $2,746,255. The note is a result of a refinancing that occurred in 1993 and has a five-year fixed rate of interest of 7.2 percent. Although the note is payable in full on March 31, 1998, the Company anticipates refinancing the principal balance on or before that date.

The Company originally secured financing for the warehouse facility expansion project in the form of a revolving line of credit through NationsBank, evidenced by a Credit Agreement and Promissory Note which provided for a maximum amount of $3,500,000 and which maximum principal amount would have declined beginning April 1, 1996, based on a 20-year amortization to a maximum of $3,150,000 on March 31, 1998. The Company was, however, able to fund the warehouse expansion costs ($3,122,824) out of cash flow. Although the Company has made no use of this line of credit, it has been maintained through the first quarter of 1996 without payment of any commitment fee while providing a source of liquidity for other financing needs that may arise.

     Capital Expenditures: In the three month period ending March 31, 1996, and March 31, 1995, the Company's investment in capital items was $58,381 and $950,755 (net of dispositions), respectively. Approximately 96.3 percent ($56,209) of the amount expended in the first three months of 1996 was used to upgrade warehouse equipment. By comparison, 86.1 percent ($628,587) of the amount expended in the first three months of 1995 was used to finance the costs of the 96,715 square foot addition to the Company's existing warehouse facility.

Significant outlays of cash or cash equivalents foreseen by the Company for the remainder of the year include the payment of accounts payable generated by the spring trade show and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: the purchase of office equipment ($15,000), delivery vehicles and warehouse equipment ($45,000), Company automobiles ($60,000), data processing equipment ($65,000), warehouse and material handling improvements ($150,000), and the purchase of an upgraded catalog system ($250,000).

The Company's cash position of $2,839,669 at March 31, 1996, is anticipated to be sufficient to fund all planned capital expenditures.




                                                            Page #18 of 21 Pages

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits & Reports on Form 8-K - None






























                                                            Page #19 of 21 Pages

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            HANDY HARDWARE WHOLESALE, INC.



                                            /s/ James D. Tipton
                                            ------------------------------------
                                            JAMES D. TIPTON
                                            President
                                            (Chief Executive Officer)





                                            /s/ Tina S. Kirbie
                                            ------------------------------------
                                            TINA S. KIRBIE
                                            Senior Vice President, Finance
                                            Secretary and Treasurer
                                            (Chief Financial and Accounting
                                            Officer)




Date:  May 15, 1996

                                                            Page #20 of 21 Pages