Form 10-Q
period 1996-06-30
HANDY HARDWARE WHOLESALE INC
filed 1996-08-14
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                       or 15(d) of the Securities Exchange Act
                       of 1934.

                  For the quarterly period ended June 30, 1996.

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

The number of shares outstanding of each of the Registrant's classes of common stock as of June 30, 1996, was 8000 shares of Class A Common Stock, $100 par value, and 45,775 shares of Class B Common Stock, $100 par value.







                              Page # 1 of 20 Pages

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX



PART I            Financial Information                                 Page No.

         Item     1.       Financial Statements

                     Condensed Balance Sheet June 30, 1996
                           and December 31, 1995........................   3 - 4

                     Condensed Statement of Income - Six Months
                           Ended June 30, 1996 and 1995.................       5

                     Condensed Statement of Cash Flows - Six Months
                           Ended June 30, 1996 and 1995.................   6 - 7

                     Notes to Condensed Financial Statements............  8 - 12

         Item 2.           Management's Discussion & Analysis of
                           Financial Condition and Results of
                           Operations .................................. 13 - 18

PART II           Other Information

         Items 1.- 6.                                                         19

         Signatures                                                           20












                              Page # 2 of 20 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                                                    JUNE 30,                    DECEMBER 31,
                                                                                      1996                          1995
                                                                                   -----------                  -----------

ASSETS
- ------

CURRENT ASSETS
- --------------
  Cash                                                                             $  1,770,289                 $ 1,266,915
  Accounts Receivable, net of                                                         7,555,508                   6,564,773
   subscriptions receivable in
   the amount of $54,284 for 1996
   and $34,316 for 1995
  Inventory                                                                          12,130,280                  10,455,070
  Other Current Assets                                                                  238,577                     320,271
                                                                                   ------------                 -----------
                                                                                   $ 21,694,654                 $18,607,029
                                                                                   ------------                 -----------
PROPERTY, PLANT AND EQUIPMENT (Note 2)
- --------------------------------------
  At Cost Less Accumulated Depreciation
    of $3,536,405 (1996) and $3,124,646
    (1995)                                                                         $  9,576,674                  $ 9,787,350
                                                                                   ------------                  -----------

OTHER ASSETS
- ------------
  Notes Receivable (Note 3)                                                        $    119,182                  $   109,483
  Deferred Compensation Funded                                                          214,384                      214,384
  Other Noncurrent Assets                                                                   -0-                       62,781
                                                                                   ------------                  -----------
                                                                                   $   333,566                  $   386,648
                                                                                   -----------                  -----------
TOTAL ASSETS                                                                       $31,604,894                  $28,781,027
- ------------                                                                       ===========                  ===========

LIABILITIES AND STOCKHOLDERS'
 EQUITY
- -----------------------------

CURRENT LIABILITIES
- -------------------
  Mortgage Payable                                                                 $   308,204                  $   308,204
  Notes Payable-Capital Leases                                                          79,674                       92,783
  Accounts Payable - Trade                                                          11,869,290                    9,519,737
  Other Current Liabilities                                                          1,104,087                      914,833
  Current Deferred Income Taxes
    Payable (Note 5)                                                                    32,034                          -0-
  Federal Income Taxes Payable
    (Note 5)                                                                            41,521                          -0-
                                                                                   -----------                  -----------
                                                                                   $13,434,810                  $10,835,557
                                                                                   -----------                  -----------
NONCURRENT LIABILITIES
- ----------------------
  Mortgage Payable                                                                 $ 2,264,189                  $ 2,515,102
  Notes Payable-Stock(Note 4)                                                          185,810                      176,810
  Notes Payable-Capital Lease                                                          157,837                      169,126
  Notes Payable-Vendor                                                                 118,182                      108,013
  Deferred Compensation Payable                                                        214,384                      214,384
  Deferred Income Taxes Payable
  (Note 5)                                                                             296,312                      314,410
                                                                                   -----------                  -----------
                                                                                   $ 3,236,714                  $ 3,497,845
                                                                                   -----------                  -----------

TOTAL LIABILITIES                                                                  $16,671,524                  $14,333,402
- -----------------                                                                  -----------                  -----------

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.




                              Page # 3 of 20 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)



                                                                                    JUNE 30,                    DECEMBER 31,
                                                                                      1996                          1995
                                                                                   -----------                  -----------


STOCKHOLDERS' EQUITY
- --------------------
      Common Stock, Class A,
         authorized 20,000 shares, $100
         par value per share, issued
         8,160 & 7,960 shares                                                      $   816,000                  $   796,000
      Common Stock, Class B,
         authorized 100,000 shares, $100
         par value per share, issued
         46,276 & 43,149 shares                                                      4,627,600                    4,314,900
      Common Stock, Class B
         Subscribed 3,912.59 & 3,915.35
         shares                                                                        391,259                      391,535
            Less Subscription Receivable                                               (27,142)                     (17,158)
      Preferred Stock 12% Cumulative,
         authorized 100,000 shares, $100
         par value per share, issued
         48,796.50 & 45,634.50 shares                                                4,879,650                    4,563,450
      Preferred Stock, Subscribed
         3,912.59 & 3,915.35                                                           391,259                      391,535
            Less Subscription Receivable                                               (27,142)                     (17,158)
      Paid in Surplus                                                                  287,050                      280,277
                                                                                   -----------                  -----------
                                                                                   $11,338,534                  $10,703,381



      Less: Cost of Treasury Stock
      1,302.75 & -0- shares                                                            130,275                          -0-
                                                                                   -----------                  -----------
                                                                                   $11,208,259                  $10,703,381

      Retained Earnings                                                              3,725,111                    3,744,244
                                                                                   -----------                  -----------
         Total Stockholders' Equity                                                $14,933,370                  $14,447,625
                                                                                   -----------                  -----------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                                               $31,604,894                  $28,781,027
- --------------------                                                               ===========                  ===========



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.









                              Page # 4 of 20 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                             QUARTER                                         SIX MONTHS
                                                          ENDED JUNE 30,                                    ENDED JUNE 30,
                                               ------------------------------------            ------------------------------------
                                                   1996                     1995                   1996                    1995
                                               -----------              -----------            -----------              -----------
      INCOME
      ------
          Net Sales                            $28,611,449              $27,654,540            $61,546,124              $59,098,268
          Sundry Income                            136,780                  129,882                279,488                  277,859
                                               -----------              -----------            -----------              -----------
      TOTAL INCOME                             $28,748,229              $27,784,422            $61,825,612              $59,376,127
      ------------                             -----------              -----------            -----------              -----------

      EXPENSE
      -------
          Net Mat'l. Costs                     $25,139,565              $24,095,677            $54,716,948              $52,450,741
          Payroll Costs                          1,461,676                1,419,943              2,926,949                2,946,895
          Other Operating
              Costs                              1,825,489                1,746,253              3,303,222                3,149,323

         Interest Expense                           54,426                   58,700                109,787                  117,756
                                               -----------              -----------            -----------              -----------
      TOTAL EXPENSE                            $28,481,156              $27,320,573            $61,056,906              $58,664,715
      -------------                            -----------              -----------            -----------              -----------

      INCOME BEFORE
      PROVISIONS FOR
      ESTIMATED FEDERAL
      INCOME TAX                               $   267,073              $   463,849            $   768,706              $   711,412
      -----------------

      PROVISIONS FOR
      ESTIMATED FEDERAL
      INCOME TAX (Note 5)                          (98,021)                (164,651)              (272,810)                (252,793)
      ------------------                       -----------              -----------            -----------              -----------

      NET INCOME                               $   169,052              $   299,198            $   495,896              $   458,619
      ----------

      LESS ACCRUED
      DIVIDENDS ON
      PREFERRED STOCK                          $  (128,757)             $  (100,288)           $  (257,514)             $  (200,577)
      ---------------                          -----------              -----------            -----------              -----------

      NET INCOME
      APPLICABLE
      TO COMMON
      STOCKHOLDERS                             $    40,295              $   198,910            $   238,382              $   258,042
      ------------                             ===========              ===========            ===========              ===========

      EARNINGS PER
      SHARE OF
      COMMON STOCK,
      CLASS A &
      CLASS B (Note 1)                         $      0.71              $      3.73            $      4.26              $      4.90
      ---------------                          ===========              ===========            ===========              ===========


      The accompanying notes are an integral part of the Condensed Financial Statements.


                              Page # 5 of 20 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                   ----------------------------------------
                                                                                       1996                        1995
                                                                                   -----------                  -----------

CASH FLOWS FROM OPERATING ACTIVITY
- ----------------------------------
    Net Income                                                                     $   495,896                  $   458,619
                                                                                   -----------                  -----------
       Adjustments to Reconcile Net
         Income to Net Cash Provided by
         Operating Activities:
               Depreciation                                                        $   431,077                  $   427,469
               Increase in Deferred Income Tax                                          13,936                        3,461

    Changes in Assets and Liabilities
       Increase in Accounts Receivable                                             $  (990,735)                 $  (683,852)
       Increase in Notes Receivable                                                     (9,699)                     (29,043)
       (Increase) Decrease in Inventory                                             (1,675,210)                   1,320,671
       Decrease in Other Assets                                                        144,476                       34,032
       Increase in Notes Payable - Vendor                                               10,169                       29,291
       Increase (Decrease)in Accounts Payable                                        2,349,553                      (31,604)
       Increase in Other Liabilities                                                   189,254                      611,033
       Increase in Federal Income Taxes Payable                                         41,521                          -0-
                                                                                   -----------                  -----------

             TOTAL ADJUSTMENTS                                                     $   504,342                  $ 1,681,458
                                                                                   -----------                  -----------

             NET CASH PROVIDED BY
             OPERATING ACTIVITIES                                                  $ 1,000,238                  $ 2,140,077
                                                                                   -----------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------
       Capital Expenditures                                                        $  (239,718)                 $(1,967,100)
       Disposition of Fixed Assets                                                      19,317                          -0-
                                                                                   -----------                  -----------
             NET CASH USED FOR
             INVESTING ACTIVITIES                                                  $  (220,401)                 $(1,967,100)
                                                                                   -----------                  -----------





The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.





                              Page # 6 of 20 Pages

STATEMENT OF CASH FLOWS (UNAUDITED) Cont.

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                   ----------------------------------------
                                                                                       1996                        1995
                                                                                   -----------                  -----------


CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------
      Decrease in Mortgage Payable                                                 $  (250,913)                 $  (154,103)
      Increase in Notes Payable-Stock                                                    9,000                       22,000
      Increase (Decrease) in Notes Payable-Capital Lease                               (24,398)                      68,842
      (Increase) Decrease in Subscription Receivable                                   (19,968)                        (352)
      Proceeds From Issuance of Stock                                                  655,120                      665,749
      Purchase of Treasury Stock                                                      (130,275)                    (326,750)
      Dividends Paid                                                                  (515,029)                    (401,155)
                                                                                   -----------                  -----------
            NET CASH USED FOR FINANCING
            ACTIVITIES                                                             $  (276,463)                 $  (125,769)
                                                                                   -----------                  -----------

NET INCREASE IN
CASH AND CASH EQUIVALENTS                                                          $   503,374                  $    47,208

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                            1,266,915                      688,935
                                                                                   -----------                  -----------

CASH & CASH EQUIVALENTS AT END OF
PERIOD                                                                             $ 1,770,289                  $   736,143
                                                                                   -----------                  -----------



ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
- -------------------------------------------------------------

                   Interest Expense Paid                                           $   109,787                  $   117,756
                   Income Taxes Paid                                                   217,353                      281,949



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.


                              Page # 7 of 20 Pages

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

(2)      Earnings Per Share:

         Earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                       QUARTER ENDED                                    SIX MONTHS ENDED
                                                          JUNE 30,                                          JUNE 30,
                                             ------------------------------------            -------------------------------------
                                                1996                     1995                    1996                     1995
                                             -----------              -----------            -----------               -----------

Calculation of Earnings Per Share
      of Common Stock

      Net Income                             $   169,052              $   299,198            $   495,896               $   458,619
          Less: Accrued Dividends
              on Preferred Stock                (128,757)                (100,288)              (257,514)                 (200,577)
                                             -----------              -----------            -----------               -----------
                                             $    40,295              $   198,910            $   238,382               $   258,042

      Weighted Average
          Shares of Common Stock
          (Class A & Class B)
          outstanding                             56,818                   53,313                 55,948                    52,703
      Income Per Share
      of Common Stock                        $      0.71              $      3.73            $      4.26               $      4.90
                                             ===========              ===========            ===========               ===========




                              Page # 8 of 20 Pages

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

(4)       Accounting for Dividends on Preferred Stock:

          The Company pays dividends on Preferred Stock during the first quarter of each fiscal year. Only Shareholders of Preferred Stock on the record date for the payment of the dividends are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31, during which the Preferred Stock was held.

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

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed
          Balance Sheet for the six months ended June 30, 1996, contained herein, therefore, are net of dividends actually paid during the first quarter of 1996 in the amount of $515,029.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT
- ------------------------------------

Property, Plant & Equipment Consists of:

                                                              JUNE 30,                            DECEMBER 31,
                                                                1996                                  1995
                                                            -----------                           -----------

Land                                                        $ 2,027,797                           $ 2,027,797
Building & Improvements                                       7,462,592                             7,450,391
Furniture, Computer, Warehouse                                3,126,775                             2,960,102
Transportation Equipment                                        495,915                               473,706
                                                            -----------                           -----------
                                                            $13,113,079                           $12,911,996

Less:  Accumulated Depreciation                              (3,536,405)                           (3,124,646)
                                                            -----------                           -----------
                                                            $ 9,576,674                           $ 9,787,350
                                                            ===========                           ===========



                              Page # 9 of 20 Pages

NOTE 3 - NOTES RECEIVABLE
- -------------------------

                                                              CURRENT PORTION                             NONCURRENT PORTION
                                                         ---------------------------                  ---------------------------
                                                         JUNE 30,           DEC. 31,                  JUNE 30,           DEC. 31,
DEBTOR                                   COLLATERAL       1996                1995                      1996               1995
- ------                                   ----------      ------              ------                   --------           --------

Alamo Heights Hdwe.                          -           $  -0-              $  -0-                   $  5,893           $  5,893
Breed & Co. Inc.                             -              -0-                 -0-                      3,090              3,089
Broadway Hdwe.                               -              -0-                 -0-                     21,333             21,333
Casey's Supply                               -              -0-                 -0-                      1,303                -0-
Commerce Hdwe.                               -              -0-                 -0-                      3,053                -0-
Decatur Hdwe.                                -              -0-                 -0-                      2,340              2,340
Doug Ashy Bldg. Mt'l.                        -              -0-                 -0-                      1,912              1,912
Grandbury Farm
    & Ranch                                  -              -0-                 -0-                      1,219              1,219
Handyman Hdwe.                               -              -0-                 -0-                     13,165             13,165
Henckel's Hwy. 6
    Ace Home Ctr.                            -              -0-                 -0-                      5,446              5,446
Island Hdwe.                                 -              -0-                 -0-                      2,807              2,807
J & B Auto Supply & Hdwe.                    -              -0-                 -0-                       2,171             2,171
Jackson Hdwe.
 & Supply Co.                                -              -0-                 -0-                       2,297             2,297
Karl Obst Feed Sales                         -              -0-                 -0-                         825               -0-
Katy Mason Hdwe.                             -              -0-                 -0-                       3,427             3,427
Kilgore Hdwe.                                -              -0-                 -0-                       3,556             3,556
King Feed & Hdwe.                            -              -0-                 -0-                       4,255             4,255
Liberty Auto Parts & Hdwe.                   -              -0-                 -0-                       2,880             2,880
Marchand's Inc.                              -              -0-                 -0-                       2,830             2,830
Mardis Auto Parts & Hdwe.                    -              -0-                 -0-                       2,619             2,619
Max Squires                                  -              -0-                 -0-                       1,000             1,471
Mike's Hdwe.                                 -              -0-                 -0-                       1,511             1,511
Overall Lumber                               -              -0-                 -0-                       3,362             3,362
A. Peterson Co.                              -              -0-                 -0-                       1,992               -0-
Pitts Hdwe.                                  -              -0-                 -0-                       1,772             1,772
RBC Hdwe.                                    -              -0-                 -0-                       2,549             2,549
Rusty's Plumbing & Hdwe.                     -              -0-                 -0-                       1,291               -0-
Sawyer Brothers Hdwe.                        -              -0-                 -0-                       4,840             4,840
Sealy Ace Hdwe.                              -              -0-                 -0-                       4,920             4,920
Stifter Lbr.                                 -              -0-                 -0-                       3,087             3,087
Trahan Hdwe.                                 -              -0-                 -0-                       1,372             1,372
Wagner Hdwe.                                 -              -0-                 -0-                       3,360             3,360
Wichita Hdwe.                                -              -0-                 -0-                       1,705               -0-
                                                          -----            --------                    --------          --------
                                                          $ -0-            $    -0-                    $119,182          $109,483
                                                          =====            ========                    ========          ========

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


                              Page # 10 of 20 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - NOTES PAYABLE - STOCK
- ------------------------------

                                                                             CURRENT PORTION                  NONCURRENT PORTION
                                                                         ----------------------           -------------------------
                         INTEREST                       MATURITY         JUNE 30,      DEC. 31.           JUNE 30,         DEC. 31,
PAYEE                      RATE      COLLATERAL           DATE            1996           1995               1996             1995
- -----                      -----     ----------           ----            -----         -----             --------         --------

Alamo Lbr.                 6.25%       None               2000            $ -0-         $ -0-             $  3,000         $  3,000

Arlington Hdwe.            6.25%       None               2000              -0-           -0-               56,400           56,400

Beere Hdwe.                6.00%       None               1997              -0-           -0-                1,100            1,100

Cleveland Hdwe.            6.00%       None               1997              -0-           -0-               21,760           21,760

Community Hdwe.            6.25%       None               2000              -0-           -0-                6,400            6,400

Company Store              6.25%       None               2000              -0-           -0-                9,600            9,600

D.A.D.S.Whsle,Inc.         6.25%       None               2000              -0-           -0-                5,000            5,000

Dan's Home Ctr.            6.00%       None               1999              -0-           -0-                8,600            8,600

Eagle Lake Farm &
    Home Supply            6.25%       None               2001              -0-           -0-                9,000              -0-

Gulfway Lbr. Co.           6.25%       None               2000              -0-           -0-               12,800           12,800

Hawkins Hdwe.              6.00%       None               1999              -0-           -0-                2,150            2,150

Hometown Hdwe.             6.00%       None               1997              -0-           -0-                1,000            1,000

J & B Builders             6.00%       None               1998              -0-           -0-                7,000            7,000

Ken's Hdwe.                6.00%       None               1999              -0-           -0-                5,000            5,000

Patterson Hdwe.            6.00%       None               1999              -0-           -0-               12,000           12,000

Rockdale Bldg. Ctr.        6.25%       None               2000              -0-           -0-                3,000            3,000

Space City Hdwe.           6.00%       None               1999              -0-           -0-                9,000            9,000

Swan Lake Hdwe.            6.25%       None               2000              -0-           -0-                5,000            5,000

Yeager Hdwe.               6.00%       None               1999              -0-           -0-                2,000            2,000

Yeager Hdwe.               7.00%       None               2000              -0-           -0-                6,000            6,000
                                                                          -----         -----             --------         --------
                                                                          $ -0-         $ -0-             $185,810         $176,810
                                                                          =====         =====             ========         ========

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

Principal payments due over the next five years are as follow:

          1996                         $    -0-
          1997                         $ 23,860
          1998                         $  7,000
          1999                         $ 38,750
          2000                         $111,200
                                       --------
                                       $176,810

                              Page # 11 of 20 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES
- ---------------------

The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993, on a prospective basis. The major categories of deferred income tax provisions are as follows:

                                                                                  QUARTER ENDED                  YEAR ENDED
                                                                                    JUNE 30,                    DECEMBER 31,
                                                                                      1996                          1995
                                                                                   -----------                  -----------

Excess of tax over book depreciation                                               $ 1,320,324                  $ 1,313,050

Inventory - Ending inventory adjustment
    for tax recognition of Sec. 263A
    Uniform Capitalization Costs                                                      (169,847)                    (208,561)

Deferred Compensation                                                                 (184,754)                    (179,754)
                                                                                   -----------                  -----------

    Total                                                                          $   965,723                  $   924,735
    Statutory Tax Rate                                                                      34%                          34%
                                                                                   -----------                  -----------
    Cumulative Deferred Income Tax Payable                                         $   328,346                  $   314,410
                                                                                   ===========                  ===========

    Classified as:
         Current Liability                                                         $    32,034                  $       -0-
         Noncurrent Liability                                                          296,312                      314,410
                                                                                   -----------                  -----------
                                                                                   $   328,346                  $   314,410
                                                                                   ===========                  ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                                  QUARTER ENDED               QUARTER ENDED
                                                                                     JUNE 30,                    JUNE 30,
                                                                                       1996                        1995
                                                                                   -----------                  -----------

Principal components of income tax expense Federal:
         Current
            Income tax paid                                                        $   110,275                  $   281,743
            Carry-over of prepayment from
                prior year                                                             107,078                       93,583
            Refund received for overpayment
                from prior year                                                            -0-                      (93,377)
                                                                                   -----------                  -----------
                                                                                   $   217,353                  $   281,949

            Federal Income Tax Payable (Receivable)                                     41,521                      (32,617)
            Carry-over to subsequent year                                                  -0-                          -0-
                                                                                   -----------                  -----------
                Income tax for tax reporting
                at statutory rate of 34%                                           $   258,874                  $   249,332
         Deferred
            Adjustments for financial reporting:
                Depreciation                                                             2,473                        9,958
                263A Uniform Capitalization
                Costs                                                                   13,163                       (4,797)
                Other                                                                   (1,700)                      (1,700)
                                                                                   -----------                  -----------
            Provisions for federal income tax                                      $   272,810                  $   252,793
                                                                                   ===========                  ===========

                              Page # 12 of 20 Pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

During the second quarter of 1996, total sales were 3.5 percent higher than during the same quarter in 1995, as compared to a 5.4 percent increase in 1995 over 1994 and a 12.1 percent increase in 1994 over 1993. For the first six months for each of these periods, sales increased by 4.1 percent, 7.8 percent and 10.7 percent, respectively. Since the beginning of the fourth quarter 1995, retail sales have been suppressed by high consumer debt. Additional factors that have suppressed sales include an unusually late spring, significantly lower than normal rainfall and continued pressure from retail warehouses, particularly in the Houston and Dallas territories. These factors have resulted in only moderate or no sales growth in most territories other than the Central Texas, Louisiana and the eastern Gulf Coast regions. In addition, sales in the Rio Grande Valley area have been negatively effected by the monetary and political unrest in Mexico. Sales in the Austin, Brenham and Central Texas territory, Southern Louisiana territory and the Baton Rouge, New Orleans and East Gulf Coast East territory, however, showed significant increases of 22 percent, 15 percent and 11 percent, respectively, during the first six months of 1996 over the first six months of 1995. These increases have resulted primarily from increased marketing efforts by Company employees in those territories. The Company believes that an increase in promotional sales activities and inventory available for orders, plus low-cost dealer buying programs were also big elements of the Company's sales growth in these territories.

        Sales. The following table compares the Company's sales during the first six months of 1996 to sales during the same period of 1995, by sales territory:

                                                          Six Months                                         Six Months
                                                             1996                                               1995
                                          ---------------------------------------------           -------------------------------
                                                                  % Increase
                                                                   in Sales
                                                                   from Six      % of                                      % of
                                                                    Month        Total                                     Total
Sales Territory                             Sales                   1995         Sales               Sales                 Sales
- ------------------------------            -----------               -----        ------           -----------              ------

Houston Area                              $15,842,770                 0%          25.8%           $15,808,864               27.0%

Victoria, San Antonio,
Corpus Christi & Rio Grande
Valley Area*                               11,019,342                -2%          17.9%            11,273,954               19.3%

North Texas, Dallas
& Fort Worth Area                           9,816,558                 0%          16.0%             9,825,049               16.8%

Austin, Brenham & Central
Texas Area                                  6,792,993                22%          11.1%             5,584,136                9.5%

Southern Louisiana Area                     7,216,565                15%          11.8%             6,263,707               10.7%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                                5,749,203                11%           9.4%             5,177,942                8.9%

Oklahoma & Arkansas Area                    4,939,358                 9%           8.0%             4,538,690                7.8%
                                          -----------                            -----            -----------              -----

         Totals:                          $61,376,789 (1)                        100.0%           $58,472,342 (1)          100.0%
                                          ===========                            =====            ===========              =====

- ----------------------------------
* Includes sales to Mexico dealers

(1) Total does not include sales to dealers who were no longer Member-Dealers at end of period.

                              Page # 13 of 20 Pages

       Net Material Costs and Rebates. Net material costs for the second quarter and the first six months of 1996 were $25,139,565 and $54,716,948, respectively, compared to $24,095,677 and $52,450,741, respectively, for the same periods in 1995. The increase of 4.3 percent in net material costs for the first six months of 1996 parallels the increase of 4.1 percent in sales for the same period.
Net material costs as a percentage of sales remained stable: 88.9 percent in the first six months of 1996 and 88.8 percent for the same period in 1995. Net material costs for the second quarter of 1996 increased 4.3 percent over the second quarter of 1995, which is higher than the 3.5 percent increase in sales for the same periods. Net material costs as a percentage of sales were 87.9 percent in the second quarter of 1996 as compared to 87.1 percent for the same period in 1995. The increase of net material costs as a percentage of sales in the second quarter of 1996 over the second quarter of 1995 was the result of a corporate decision to forego higher margins on selected inventory in order to provide Member-Dealers with more competitive buying programs.

The relative stability of net material costs as a percentage of sales is supported, in part, by the relative stability of purchase discounts and factory rebates as a percentage of net material costs. Both were taken by the Company as credits against material costs. Purchase discount income during the first six months of 1996 was $1,300,469 (2.4% of material costs) as compared to $1,195,056 (2.3% of material costs) during the same 1995 period. Factory rebate income during the same two periods was $1,983,871 (3.6% of material costs) and $1,967,972 (3.7% of material costs), respectively.

        Payroll Costs. Payroll costs during the second quarter and six months ended June 30, 1996, were $1,461,676 and $2,926,949 respectively, as compared to $1,419,943 and $2,946,895 for the same period in 1995. Payroll expense for the first six months of 1996 declined by $19,946, a decrease of 0.7 percent. This decline was a result of a 32.6 percent decline in overtime payroll ($160,970 in the first six months of 1996 as compared to $238,909 in the first six months of
1995) and a 1.2 percent decline in the number of employees (249 in the first six months of 1996 as compared to 254 in the first six months of 1995), offset by regular salary increases. During 1995, due to the lack of adequate storage space for inventory, the Company was forced to lease additional warehouse space in an offsite facility. The lack of proximity of the additional space to the offices of the Company resulted in an increase in payroll costs. During the second quarter of 1996, payroll costs increased by 2.9 percent due to regular salary increases and a 3.3 percent increase in overtime payroll. Overtime payroll increased from $74,712 in the second quarter of 1995 to $77,158 in the same period in 1996 due to increased demand from Member-Dealers as a result of the later than usual spring in 1996.

Payroll costs for the second quarter of 1996 constituted 5.1 percent of both net sales and total expenses, compared to 5.1 percent and 5.2 percent, respectively, for the same quarter in 1995. Payroll costs accounted for 4.8 percent of both sales and total expenses for the first six months of 1996 as compared to 5.0 percent for the same period in 1995.


                              Page # 14 of 20 Pages

        Other Operating Costs. During the second quarter and for the first six months of 1996, other operating costs increased 4.5 percent and 4.9 percent, respectively, compared to the same periods in 1995.
Other operating expenses for the second quarter of 1996 were $1,825,489 (6.4% of sales) as compared to $1,746,253 (6.3% of sales) for the same period in 1995. For the six-month period ending June 30, 1996, other operating expenses were $3,303,222 (5.4% of sales) as compared to $3,149,323 of these expenses for the same period in 1995 (5.3% of sales).

The increase in other operating costs is the result of increased accruals for employee benefits and property taxes and an increase in franchise tax. In the fourth quarter of 1995, the Harris County Appraisal District ("HCAD") notified the Company that as a result of a clerical error regarding the size of the Company's warehouse, the Company's real property was undervalued. Following a hearing with the HCAD, the value of the Company's real property was increased from approximately $1.1 million to approximately $3.5 million for the years 1991 through 1995. In April 1996, the Company filed a lawsuit against HCAD and the Harris County Appraisal Review Board contesting their authority to increase the appraised value of the property. The lawsuit is based, in part, on the fact that the Company's property was correctly described on the appraisal roll for each of years 1991 through 1995. Pending the outcome of this lawsuit, however, the Company is accruing property tax monthly based on the $3.5 million appraisal.

In addition, following a second meeting with HCAD which resulted in an approximate reduction of $73,000 in HCAD's appraisal of the Company's property value, the Company's legal counsel submitted a request to set a court date for the hearing to protest the tax rendition and also to protest the 1996 property valuation. (The Company's property valuation increased from $16 a square foot in 1995 to $19.95 a square foot in 1996.) The Company's protest is based, in part, on the fact that in 1995 property values in the surrounding area ranged from $11 a square foot to $18.36 a square foot, which is well below the Company's 1996 valuation.


        Net Income and Earnings Per Share. As a result of a decrease in gross margin and an increase in payroll and other operating costs, pretax net income declined 42.4 percent, from $463,849 for the second quarter of 1995 to $267,073 in the same 1996 period, while net income decreased 43.5 percent. However, due to a strong first quarter of 1996, pretax income for the first six months of 1996 increased 8.1 percent, from $711,412 for the first six months of 1995 to $768,706 during the same 1996 period. Net income increased 8.1 percent.

The decrease in the Company's earnings per share in the second quarter and first six months of 1996 as compared to the same period of 1995 was due to a decrease in gross margin in the second quarter of 1996 and an increase in the dividend paid on preferred stock in the first quarter of 1996. Dividends accrued in the first six months of 1996 represented a larger percentage of 1996 net income than dividends accrued in the first six months of 1995 and contributed to an 81.0 percent and a 13.1 percent decrease, respectively, in earnings per share for the second quarter and first six months of 1996.

                              Page # 15 of 20 Pages

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

        Seasonality. The Company's quarterly net income traditionally has been subject to two primary factors. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during the winter months preceding ordering for significant sales for the spring. However, net income has varied substantially from year to year in the fourth quarter as a result of corrections to inventory made at year-end.

Second quarter income, which in the past has been one of the Company's strongest quarters, was negatively effected in 1996 by a severe drought in the Company's selling territories in Texas. Because of the economic impact of the drought on Member-Dealer sales, the Company offered more competitive buying programs thereby decreasing its gross margin. The Texas territories generate approximately 71% of the Company's sales volume.

FINANCIAL CONDITION AND LIQUIDITY

During the period ending June 30, 1996, Handy Hardware further improved its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and data processing equipment, delivery equipment, and software to better meet the needs its Member-Dealers. The completion of the Company's warehouse expansion project in the third quarter of 1995 has resulted in the Company's ability to increase the depth of inventory to better meet Member-Dealer needs since approximately 97,000 square feet of additional warehouse space is now available.

        Cash Flow. There was a significant net increase of $1,770,289 in the Company's cash and cash equivalents in the first six months of 1996 compared to the same period in 1995. The improvement in the Company's cash position is a result of the fact that the Company expended a net amount of $220,401 in the first six months of 1996 to purchase fixed assets, which is significantly less than the $1,967,100 ($1,597,881 of which was expended on the warehouse expansion project) expended in the same period of 1995. The increase in cash flow from operating activities from the beginning to the end of the period, although significantly less than the increase that occurred in the first half of 1995, still supported a positive net cash flow of $1,000,238. This increase is the result of (i) a $2,349,553 increase in accounts payable in 1996 as compared to a $31,604 decrease in accounts payable for the same period in 1995, resulting from an increase in inventory and a timing difference on datings offered by manufacturers on inventory purchases, (ii) an increase in net income

                              Page # 16 of 20 Pages
to $495,896 in the first six months of 1996 from $458,619 for the same period in 1995 and (iii) a $144,476 decrease in other assets in the first half of 1996 as compared to a $34,032 decrease in the first half of 1995. These cash inflows during the first six months of 1996 were offset by (i) a $1,675,210 increase in inventory in the period ending June 30, 1996, as compared to a decrease in inventory of $1,320,671 during the same period in 1995,(ii) a $990,735 increase in accounts receivable in the first six months of 1996 as compared to a $683,852 increase during the same period in 1995 and (iii) a $189,254 increase in other liabilities in the first half of 1996 as compared to a $611,033 increase in the first half of 1995.

        The significant increase in inventory during the first six months of 1996 consisted of the addition of approximately 1,700 stock keeping units (i.e. products), which were added in response to Member-Dealer demand for more depth of inventory. The increase in inventory was made possible by the increase in the availability of warehouse space following the completion of the Company's warehouse expansion project. Conversely, during the same period in 1995, inventory decreased because of the lack of inventory stocking areas during the construction phase of the Company's warehouse expansion.

In the first six months of 1996, $276,463 of cash was used for financing activities, which was 119.8 percent higher than the $125,769 used in the first six months of 1995. The cash used for financing activities in the first six months of 1996 was increased over the same period in 1995 by (i) a larger preferred stock dividend payment in the first quarter of 1996 ($515,029) than in the same period in 1995 ($401,155) because of an increase in the dividend rate from 10 percent to 12 percent, (ii) a decrease in notes payable for capital leases ($24,398) as compared to an increase of $68,842 in the same period in 1995, (iii) a smaller increase in notes payable from stock repurchases ($9,000 vs $22,000), (iv) a larger decrease in mortgage payable ($250,913 as compared to $154,103 in the same period in 1995), and (v) a decline in proceeds from the issuance of stock ($655,120 vs $665,749), which increases were offset by a decrease in the repurchase of Company stock ($130,275 vs $326,750.)

        Working Capital. The Company's continuing ability to generate cash to meet its needs for funding its activities is illustrated by three key liquidity measures shown in the following table:

                                                   JUNE 30,                DECEMBER 31,            JUNE 30,
                                                     1996                     1995                   1995
                                                  ----------               ----------             ----------

Working Capital                                   $7,771,472               $7,771,472             $7,961,703
Current Ratio                                       1.7 to 1                 1.7 to 1               1.6 to 1
        (Current Assets to
        Current Liabilities)
Long-term Debt as Percentage
        of Capitalization                             21.7                     24.2                   26.1

Working capital has been principally generated from the sale of stock and cash provided from operations. The major component of the Company's long-term debt is bank indebtedness resulting from the Company's financing of the original construction of its warehouse facility in 1986.


                              Page # 17 of 20 Pages

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

During the remainder of 1996 Handy Hardware expects to further expand its existing customer base in Oklahoma and Arkansas as a result of adding an additional retail sales manager who will concentrate his efforts solely on the Arkansas territory, which in turn will allow the retail sales manager previously assigned to both territories to concentrate his efforts solely in the Oklahoma territory. The Company will finance this expansion with receipts from the sale of stock to new and current Member-Dealers and with anticipated increased revenues from sales to Member-Dealers in Oklahoma and Arkansas. The Company is optimistic that this expansion will have a beneficial effect on its ability to generate cash to meet its funding needs.


In the first six months of 1996, the Company maintained a 94.5 percent service level (the measure of the Company's ability to meet Member- Dealers' orders out of current stock) as compared to a service level of 92.3 percent for the same period in 1995. This increase in service level is the result of an adequate amount of storage for inventory available since the warehouse expansion project was completed. Inventory turnover was 6.2 times during the first six months of 1996 and 5.9 times for the first six months of 1995. This high rate of inventory turnover, which is higher than the national industry average of 3.8%, is primarily the result of tight control of the product mix, increase in depth of inventory, a continued high service level, and increased warehouse sales.

The Company has an outstanding mortgage note payable to Texas Commerce Bank with a principal balance as of June 30, 1996, of approximately $2,572,393. The note is a result of a refinancing that occurred in 1993 and has a five-year fixed rate of interest of 7.2 percent. Although the note is payable in full on March 31, 1998, the Company anticipates refinancing the principal balance on or before that date.

The Company originally secured financing for the warehouse facility expansion project in the form of a revolving line of credit through NationsBank, evidenced by a Credit Agreement and Promissory Note which provided for a maximum amount of $3,500,000. The Company was, however, able to fund the warehouse expansion costs ($3,122,824) out of cash flow. Inasmuch as the Company had made no use of this line of credit, it was rescinded at the request of the Company in the second quarter of 1996 without payment of any commitment fee.

        Capital Expenditures. In the six month period ending June 30, 1996, and June 30, 1995, the Company's investment in capital assets (net of dispositions) was $220,401 and $1,967,100, respectively. Approximately 65.5 percent ($144,290) of the amount expended in the first six months of 1996 was used to upgrade warehouse equipment and

                              Page # 18 of 20 Pages

18.8 percent was used to purchase two automobiles ($41,526). Of the amount expended in the first six months of 1995, $1,597,881 (81.2 percent), was used to finance the costs of the 96,715 square foot addition to the Company's existing warehouse facility and $262,697 (13.4 percent) was invested in upgrading the warehouse equipment.

Significant outlays of cash or cash equivalents anticipated by the Company for the remainder of 1996 include the payment of accounts payable generated by the spring trade show and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: the purchase of an upgraded catalog system ($125,000), printing equipment ($70,000), Company automobiles ($60,000), data processing equipment ($45,000), warehouse and material handling improvements ($45,000), delivery vehicles and warehouse equipment ($25,000) and office equipment ($5,000).

The Company's cash position of $1,770,289 at June 30, 1996, is anticipated to be sufficient to fund all planned capital expenditures.



PART II. OTHER INFORMATION

Item 1.         Legal Proceedings - None

Item 2.         Changes in Securities - None

Item 3.         Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - At the Annual Shareholder Meeting held on May 8, 1996, Norman Bering, Susie Bracht-Black and Phil Grothues were elected to serve as Directors of the Company for a three-year term. Larry Ward was elected to serve as a Director of the Company for a two-year term and James D. Tipton, President of the Company, was elected to serve a one-year terms. The other Directors continuing to serve are: Weldon Bailey, Virgil Cox, Jeff Dyson, Robert Eilers, and Leroy Welborn.

                                 No. of Votes         No. of Votes          No. of Votes            Nominee
Nominees for Directors               For                Against                Abstain              Approval
- ------------------------         ------------           -------             ------------          ------------

Norman Bering                        4820                  90                    -0-                   Yes
Susie Bracht-Black                   4810                 100                    -0-                   Yes
Phil Grothues                        4820                  90                    -0-                   Yes
Larry Ward                           4820                  90                    -0-                   Yes
James D. Tipton                      4810                 100                    -0-                   Yes


Item 5.         Other Information - None

Item 6.         Exhibits & Reports on Form 8-K - None



                              Page # 19 of 20 Pages

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 HANDY HARDWARE WHOLESALE, INC.


                                                 /s/ James D. Tipton
                                                 -------------------------------
                                                 JAMES D. TIPTON
                                                 President
                                                 (Chief Executive Officer)





                                                 /s/ Tina S. Kirbie
                                                 -------------------------------
                                                 TINA S. KIRBIE
                                                 Senior Vice President, Finance
                                                 Secretary and Treasurer
                                                 (Chief Financial and Accounting
                                                 Officer)





Date:  August 14, 1996

                              Page # 20 of 20 Pages