Form 10-Q
period 1996-09-30
HANDY HARDWARE WHOLESALE INC
filed 1996-11-14
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

     [X]          Quarterly Report Pursuant to Section 13
                  or 15(d) of the Securities Exchange Act
                  of 1934.

               For the quarterly period ended September 30, 1996.

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

                   Yes     X                          No
                      -----------                       -----------

The number of shares outstanding of each of the Registrant's classes of common stock as of September 30, 1996, was 8240 shares of Class A Common Stock, $100 par value, and 46,846 shares of Class B Common Stock, $100 par value.









                                                            Page # 1 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX



PART I            Financial Information                                 Page No.

         Item     1.       Financial Statements

                     Condensed Balance Sheet-September 30, 1996
                           and December 31, 1995.......................   3 -  4

                     Condensed Statement of Income -  Nine Months
                           Ended September 30, 1996 and 1995...                5

                     Condensed Statement of Cash Flows - Nine Months
                           Ended September 30, 1996 and 1995..........    6 -  7

                     Notes to Condensed Financial Statements........      8 - 12


         Item 2.     Management's Discussion & Analysis of Financial
                           Condition and Results of Operations...........13 - 22

PART II           Other Information

         Items 1.          - 6.                                               23

         Signatures                                                           24














                                                            Page # 2 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                             SEPTEMBER 30,                 DECEMBER 31,
                                                                1996                         1995
                                                             -------------                 ------------

     ASSETS

     CURRENT ASSETS
        Cash                                                 $ 1,782,227                   $ 1,266,915
        Accounts Receivable, net of                            9,241,313                     6,564,773
             subscriptions receivable in
             the amount of $67,088 for 1996
             and $34,316 for 1995
        Inventory                                             13,941,220                    10,455,070
        Other Current Assets                                     375,459                       320,271
                                                             -----------                   -----------
                                                             $25,340,219                   $18,607,029
                                                             -----------                   -----------

     PROPERTY, PLANT AND EQUIPMENT (Note 2)
        At Cost Less Accumulated Depreciation
        of $3,733,344(1996) and $3,124,646 (1995)            $ 9,539,676                   $ 9,787,350
                                                             -----------                   -----------



OTHER ASSETS
    Notes Receivable (Note 3)                                $   105,843                   $   109,483
    Deferred Compensation Funded                                 214,384                       214,384
    Other Noncurrent Assets                                            0                        62,781
                                                             -----------                   -----------
                                                             $   320,227                   $   386,648
                                                             -----------                   -----------
TOTAL ASSETS                                                 $35,200,122                   $28,781,027
------------                                                 ===========                   ===========

LIABILITIES AND STOCKHOLDERS'
     EQUITY

CURRENT LIABILITIES
     Mortgage Payable                                        $         0                   $   308,204
     Notes Payable-Capital Lease                                  65,482                        92,783
     Accounts Payable - Trade                                 15,155,945                     9,519,737
     Other Current Liabilities                                 1,439,644                       914,833
     Current Deferred Income Taxes
       Payable(Note 5)                                            38,681                             0
                                                            ------------                   -----------
                                                             $16,699,752                   $10,835,557
                                                             -----------                   -----------

NONCURRENT LIABILITIES
     Notes Payable-Line of Credit                            $ 2,204,908                   $         0
     Mortgage Payable                                                  0                     2,515,102
     Notes Payable-Stock(Note 4)                                 214,450                       176,810
     Notes Payable-Capital Lease                                 141,609                       169,126
     Notes Payable-Vendor                                        105,844                       108,013
     Deferred Compensation Payable                               214,384                       214,384
     Deferred Income Taxes Payable
      (Note 5)                                                   294,876                       314,410
                                                             -----------                   -----------
                                                             $ 3,176,071                   $ 3,497,845
                                                             -----------                   -----------

TOTAL LIABILITIES                                            $19,875,823                   $14,333,402
-----------------                                            -----------                   -----------

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                            Page # 3 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)



                                                                      SEPTEMBER 30,                 DECEMBER 31,
                                                                          1996                          1995
                                                                       -----------                  ------------


     STOCKHOLDERS' EQUITY
        Common Stock, Class A,
          authorized 20,000 shares, $100
          par value per share, issued
          8,460 & 7,960 shares                                         $   846,000                  $   796,000
        Common Stock, Class B,
          authorized 100,000 shares, $100
          par value per share, issued
          47,546 & 43,149 shares                                         4,754,600                    4,314,900
        Common Stock, Class B
          Subscribed 4,115.44 & 3,915.35
          shares                                                           411,544                      391,535
             Less Subscription Receivable                                  (33,544)                     (17,158)
        Preferred Stock 10% Cumulative,
          authorized 100,000 shares, $100
          par value per share, issued
          50,137.50 & 45,634.50 shares                                   5,013,750                    4,563,450
        Preferred Stock, Subscribed
          4,115.44 & 3,915.35                                              411,544                      391,535
             Less Subscription Receivable                                  (33,544)                     (17,158)
        Paid in Surplus                                                    286,951                      280,277
                                                                       -----------                  -----------
                                                                       $11,657,301                  $10,703,381

        Less: Cost of Treasury Stock
          1,760.75 & -0- shares                                            176,075                          -0-
                                                                       -----------                  -----------
                                                                       $11,481,226                  $10,703,381

      Retained Earnings                                                  3,843,073                    3,744,244
                                                                       -----------                  -----------
       Total Stockholders' Equity                                      $15,324,300                  $14,447,625
                                                                       -----------                  -----------
      TOTAL LIABILITIES &
      STOCKHOLDERS' EQUITY                                             $35,200,122                  $28,781,027
      --------------------                                             ===========                  ===========

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.



                                                            Page # 4 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                            QUARTER                          NINE MONTHS
                                                          ENDED SEPT. 30,                   ENDED SEPT. 30,
                                                   ----------------------------      ----------------------------
                                                      1996              1995             1996             1995
                                                   -----------      -----------      -----------      -----------
INCOME
    Net Sales                                      $29,042,616      $31,011,952      $90,588,740      $90,110,220
    Sundry Income                                      136,761          139,510          416,249          417,369
                                                   -----------      -----------      -----------      -----------
TOTAL INCOME                                       $29,179,377      $31,151,462      $91,004,989      $90,527,589
------------                                       -----------      -----------      -----------      -----------

EXPENSE
    Net Mat'l. Costs                               $25,908,048      $27,991,499      $80,624,996      $80,442,240
    Payroll Costs                                    1,527,951        1,477,781        4,454,900        4,424,676
    Other Operating
      Costs                                          1,516,645        1,531,404        4,819,867        4,680,727
    Interest Expense                                    40,700           57,772          150,487          175,528
                                                   -----------      -----------      -----------      -----------
TOTAL EXPENSE                                      $28,993,344      $31,058,456      $90,050,250      $89,723,171
-------------                                      -----------      -----------      -----------      -----------

INCOME BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                                         $   186,033      $    93,006      $   954,739      $   804,418
----------


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5)                                    (68,071)         (35,843)        (340,881)        (288,636)
------------------                                 -----------      -----------      -----------      -----------


NET INCOME                                         $   117,962      $    57,163      $   613,858      $   515,782
----------


LESS ACCRUAL FOR
DIVIDENDS ON
PREFERRED STOCK                                    $  (128,757)     $  (100,289)     $  (386,271)     $  (300,866)
---------------                                    -----------      -----------      -----------      -----------

NET INCOME
APPLICABLE
TO COMMON
STOCKHOLDERS                                       $   (10,795)     $   (43,126)     $   227,587      $   214,916
------------                                       ===========      ===========      ===========      ===========


EARNINGS PER
SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                                   $     (0.18)     $     (0.80)     $      4.03      $      4.06
---------------                                    ===========      ===========      ===========      ===========

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                            Page # 5 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                                  NINE MONTHS ENDED SEPT 30,
                                                                                -------------------------------
                                                                                    1996               1995
                                                                                -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITY
     Net Income                                                                 $   613,858         $   515,782
                                                                                -----------         -----------
         Adjustments to Reconcile Net
            Income to Net Cash Provided by
            Operating Activities:
            Depreciation                                                        $   664,472         $   670,123
                 Increase in Deferred
                      Income Tax                                                     19,147              58,974

     Changes in Assets and Liabilities
            Increase in Accounts Receivable                                      (2,676,540)         (4,463,739)
            (Increase) Decrease in Notes Receivable                                   3,640             (33,876)
            Increase in Inventory                                                (3,486,150)           (294,695)
            (Increase) Decrease in Other Assets                                       7,593            (137,447)
            Increase (Decrease) in Notes Payable -Vendor                             (2,169)             34,293
            Increase in Accounts Payable                                          5,636,208           7,489,038
            Increase in Other Liabilities                                           524,811             534,252
                                                                                -----------         -----------

                      TOTAL ADJUSTMENTS                                         $   691,012         $ 3,856,923
                                                                                -----------         -----------

                      NET CASH PROVIDED BY
                      OPERATING ACTIVITIES                                      $ 1,304,870         $ 4,372,705
                                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital Expenditures                                                 $  (416,798)       $ (3,258,272)
           Disposition of Fixed Assets                                                  -0-               2,325
                                                                                -----------        ------------
                      NET CASH USED FOR
                      INVESTING ACTIVITIES                                      $  (416,798)       $ (3,255,947)
                                                                                -----------        ------------

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.


                                                            Page # 6 of 24 Pages

STATEMENT OF CASH FLOWS (UNAUDITED) Cont.


                                                                                  NINE MONTHS ENDED SEPT. 30,
                                                                                -------------------------------
                                                                                   1996                1995
                                                                                -----------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in Note Payable-Line of Credit                                     $ 2,204,908        $        -0-
    Decrease in Mortgage Payable                                                 (2,823,306)           (231,154)
    Increase in Notes Payable-Stock                                                  37,640              25,000
    Increase (Decrease)in Notes Payable-Capital Lease                               (54,818)             42,241
    Increase in Subscription Receivable                                             (32,772)            (17,816)
    Proceeds From Issuance of Stock                                                 986,692           1,018,209
    Purchase of Treasury Stock                                                     (176,075)           (417,150)
    Dividends Paid                                                                 (515,029)           (401,155)
                                                                                -----------        ------------
        NET CASH (USED FOR) PROVIDED BY
        FINANCING ACTIVITIES                                                    $  (372,760)       $     18,175
                                                                                -----------        ------------

    NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                   $   515,312        $  1,134,933


    CASH & CASH EQUIVALENTS AT                                                    1,266,915             688,935
    BEGINNING OF PERIOD                                                         -----------        ------------


    CASH & CASH EQUIVALENTS AT END OF                                           $ 1,782,227        $  1,823,868
    PERIOD                                                                      ===========        ============

Additional Related Disclosures to the Statement of Cash Flows

        Interest Expense Paid                                                   $   150,487        $    175,528
        Income Taxes Paid                                                           397,980             370,010

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                            Page # 7 of 24 Pages

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

(2)      Earnings Per Share -

         Earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                             QUARTER ENDED                         NINE MONTHS ENDED
                                                                 SEPT. 30,                             SEPT. 30,
                                                      ------------------------------        ------------------------------
                                                          1996               1995               1996              1995
                                                      ------------       -----------        -------------     ------------
Calculation of Earnings Per Share
         of Common Stock

         Net Income                                   $   117,962        $   57,163         $    613,858      $   515,782
             Less:  Accrued Dividends
             on Preferred Stock                          (128,757)         (100,289)            (386,271)        (300,866)
                                                      -----------        ----------         ------------      -----------
                                                      $   (10,795)       $  (43,126)        $    227,587      $   214,916

         Weighted Average
             Shares of Common Stock
             (Class A & Class B)
             outstanding                                   58,680            53,985               56,483           52,980
         Income (Loss) Per Share
         of Common Stock                              $     (0.18)       $    (0.80)        $       4.03      $      4.06
                                                      ===========        ==========         ============      ===========

                                                            Page # 8 of 24 Pages

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

(4)      Accounting for Dividends on Preferred Stock

         The Company pays dividends on Preferred Stock during the first quarter of each fiscal year. Only holders of Preferred Stock on the record date for the payment of the dividend are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31, during which the Preferred Stock was held.

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

         When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the nine months ended September 30, 1996, contained herein, therefore, are net of dividends actually paid during the first quarter of 1996 in the amount of $515,029.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:

                                                         SEPTEMBER 30,                            DECEMBER 31,
                                                             1996                                    1995
                                                         ------------                             -----------

Land                                                     $  2,027,797                             $ 2,027,797
Building & Improvements                                     7,479,697                               7,450,391
Furniture, Computer, Warehouse                              3,266,351                               2,960,102
Transportation Equipment                                      499,175                                 473,706
                                                         ------------                             -----------
                                                         $ 13,273,020                             $12,911,996

Less:  Accumulated Depreciation                            (3,733,344)                             (3,124,646)
                                                         ------------                             -----------
                                                         $  9,539,676                             $ 9,787,350
                                                         ============                             ===========

                                                            Page # 9 of 24 Pages

NOTE 3 - NOTES RECEIVABLE

                                                              CURRENT PORTION                             NONCURRENT PORTION
                                                         ----------------------------                 ---------------------------
                                                         SEPT. 30,           DEC. 31,                 SEPT. 30,          DEC. 31,
DEBTOR                                  COLLATERAL        1996                1995                      1996               1995
----------------------------            ----------       -------             -------                  --------           --------

Alamo Heights Hdwe.                          -           $  -0-              $  -0-                   $  5,893           $  5,893
Breed & Co., Inc.                            -              -0-                 -0-                      3,090              3,089
Broadway Hdwe.                               -              -0-                 -0-                     21,333             21,333
Casey's Supply                               -              -0-                 -0-                      1,303                -0-
Commerce Hdwe.                               -              -0-                 -0-                      3,053                -0-
Decatur Hdwe.                                -              -0-                 -0-                      2,340              2,340
Doug Ashy Bldg. Mt'l                         -              -0-                 -0-                      1,912              1,912
Grandbury Farm
    & Ranch                                  -              -0-                 -0-                      1,219              1,219
Handyman Hdwe.                               -              -0-                 -0-                     13,l65             13,165
Hwy. 6 Ace Home Ctr.                         -              -0-                 -0-                      5,446              5,446
Island Hdwe.                                 -              -0-                 -0-                        -0-              2,807
J & B Auto Supply & Hdwe.                    -              -0-                 -0-                      2,171              2,171
Jackson Hdwe.
    & Supply Co.                             -              -0-                 -0-                      2,297              2,297
Karl Obst Feed Sales                         -              -0-                 -0-                        825                -0-
Katy Mason Hdwe.                             -              -0-                 -0-                        -0-              3,427
Kilgore Hdwe.                                -              -0-                 -0-                        -0-              3,556
King Feed & Hdwe.                            -              -0-                 -0-                      4,255              4,255
Liberty Auto Parts & Hdwe.                   -              -0-                 -0-                      2,880              2,880
Marchand's Inc.                              -              -0-                 -0-                      2,830              2,830
Mardis Auto Parts & Hdwe.                    -              -0-                 -0-                      2,619              2,619
Max Squires                                  -              -0-                 -0-                        -0-              1,471
Mike's Hdwe.                                 -              -0-                 -0-                      1,511              1,511
Overall Lumber                               -              -0-                 -0-                      3,362              3,362
A. Peterson Co.                              -              -0-                 -0-                      1,992                -0-
Pitts Hdwe.                                  -              -0-                 -0-                      1,772              1,772
RBC Hdwe.                                    -              -0-                 -0-                        -0-              2,549
Rusty's Plumbing & Hdwe.                     -              -0-                 -0-                      1,291                -0-
Sawyer Brothers Hdwe.                        -              -0-                 -0-                      4,840              4,840
Sealy Ace Hdwe.                              -              -0-                 -0-                      4,920              4,920
Stifer Lbr.                                  -              -0-                 -0-                      3,087              3,087
Trahan Hdwe.                                 -             -0-                  -0-                      1,372              1,372
Wagner Hdwe.                                 -              -0-                 -0-                      3,360              3,360
Wichita Hdwe.                                -             -0-                  -0-                      1,705                -0-
                                                         -----               ------                   --------           --------
                                                         $ -0-               $  -0-                   $105,843           $109,483
                                                         =====               ======                   ========           ========

The notes reflected in the above table (except the note due from Max Squires) reflect amounts due to the Company from its Member-Dealers under a deferred payment agreement with the Company. Under this agreement, the Company supplies MemberDealers with an initial order of General Electric lamps. The payment for this order is deferred so long as the Member-Dealer continues to purchase General Electric lamps through the Company. If a Member-Dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric bills the Company for the Member-Dealer's initial order and the note becomes immediately due and payable in full to the Company.

                                                            Page #10 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - NOTES PAYABLE - STOCK

                                                                        CURRENT PORTION                NONCURRENT  PORTION
                                                                    -----------------------         -------------------------
                       INTEREST                     MATURITY        SEPT. 30,      DEC. 31,         SEPT. 30,        DEC. 31,
                       --------                     --------        --------       -------          --------         --------
PAYEE                   RATE      COLLATERAL         DATE            1996           1995              1996            1995
------------------      -----     ----------         ----            -----         ------           --------         --------

Alamo Lbr. Co.          6.25%        None            2000            $ -0-         $  -0-           $  3,000         $  3,000

Arlington Hdwe.         6.25%        None            2000              -0-            -0-             56,400           56,400

Beere Hdwe.             6.00%        None            1997              -0-            -0-              1,100            1,100

Cleveland Hdwe.         6.00%        None            1997              -0-            -0-             21,760           21,760

Community Hdwe.         6.25%        None            2000              -0-            -0-              6,400            6,400

Company Store           6.25%        None            2000              -0-            -0-              9,600            9,600

Cypress Creek
    Hdwe.               6.25%        None            2001              -0-            -0-             14,400              -0-

D.A.D.S.
 Whsle.,Inc.            6.25%        None            2000              -0-            -0-              5,000            5,000

Dan's Home Ctr.         6.00%        None            1999              -0-            -0-              8,600            8,600

Eagle Lake Farm &
    Home Supply         6.25%        None            2001              -0-            -0-              9,000              -0-

Gulfway Lbr. Co.        6.25%        None            2000              -0-            -0-             12,800           12,800

Hawkins Hdwe.           6.00%        None            1999              -0-            -0-              2,150            2,150

Hometown Hdwe.          6.00%        None            1997              -0-            -0-              1,000            1,000

J & B Builders          6.00%        None            1998              -0-            -0-              7,000            7,000

Ken's Hdwe.             6.00%        None            1999              -0-            -0-              5,000            5,000

King Copeland           6.25%        None            2001              -0-            -0-             14,240              -0-

Patterson Hdwe.         6.00%        None            1999              -0-            -0-             12,000           12,000

Rockdale Bldg.
    Ctr.                6.25%        None            2000              -0-            -0-              3,000            3,000

Space City Hdwe.        6.00%        None            1999              -0-            -0-              9,000            9,000

Swan Lake Hdwe.         6.25%        None            2000              -0-            -0-              5,000            5,000

Yeager Hdwe.            6.00%        None            1999              -0-            -0-              2,000            2,000

Yeager Hdwe.            7.00%        None            2000              -0-            -0-              6,000            6,000
                                                                      ----           ----           --------         --------
                                                                      $-0-           $-0-           $214,450         $176,810
                                                                      ====           ====           ========         ========

The five-year, interest-bearing notes listed in the above table reflect amounts due from the Company to former Member-Dealers for the Company's repurchase of shares of Company stock owned by these former Member-Dealers. According to the terms of the note, only interest is paid on the outstanding balance of the note during the first four years. In the fifth year, both interest and principal are paid.

Principal payments due over the next five years are as follows:

                  1996                $     -0-
                  1997                $  23,860
                  1998                $   7,000
                  1999                $  38,750
                  2000                $ 111,200
                                      ---------
                                      $ 176,810
                                      =========
                                                            Page #11 of 24 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993, on a prospective basis. The major categories of deferred income tax provisions are as follows:

                                                                           QUARTER ENDED               YEAR ENDED
                                                                           SEPTEMBER 30,               DECEMBER 31,
                                                                              1996                        1995
                                                                           -----------                 -----------

Excess of tax over book depreciation                                       $ 1,321,295                 $ 1,313,050

Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                             (150,491)                   (208,561)

Deferred Compensation                                                         (189,754)                   (179,754)
                                                                           -----------                 -----------

     Total                                                                 $   981,050                 $   924,735
     Statutory Tax Rate                                                             34%                         34%
                                                                           -----------                 -----------
   Cumulative Deferred Income Tax Payable                                  $   333,557                 $   314,410
                                                                           ===========                 ===========

     Classified as:
           Current Liability                                               $    38,681                 $       -0-
           Noncurrent Liability                                                294,876                     314,410
                                                                           -----------                 -----------
                                                                           $   333,557                 $   314,410
                                                                           ===========                 ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                           QUARTER ENDED               QUARTER ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                              1996                        1995
                                                                           -----------                 -----------
Principal components of income tax expense
   Federal:
           Current
              Income tax paid                                              $   290,902                 $   369,811
              Carry-over of prepayment from
                prior year                                                     107,078                      93,583
              Refund received for overpayment
               from prior year                                                     -0-                     (93,377)
                                                                           -----------                 -----------
                                                                           $   397,980                 $   370,017


           Federal Income Tax Payable (Receivable)                             (76,246)                   (140,355)
           Carry-over to subsequent year                                           -0-                         -0-
                                                                           -----------                 -----------
             Income tax for tax reporting
             at statutory rate of 34%                                      $   321,734                 $   229,662
           Deferred
             Adjustments for financial reporting:
               Depreciation                                                      2,803                      69,570
               263A Uniform Capitalization Costs                                19,744                      (7,196)
               Other                                                            (3,400)                     (3,400)
                                                                           -----------                 -----------
             Provision for federal income tax                              $   340,881                 $   288,636
                                                                           ===========                 ===========

                                                            Page #12 of 24 Pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

The most significant factor affecting the Company's results of operations for the third quarter and first nine months of 1996 was the timing of the Company's semiannual trade show. The Company's fall trade show, which is normally held in August, was held in mid-September in 1996. Because the fall trade show was held near the end of the third quarter in 1996, a large portion of the sales from the fall trade show was not recognized in the third quarter. Inasmuch as fall trade show sales have historically accounted for approximately 23 percent of third quarter sales and 6 percent of year-to-date sales, the timing of this event in mid-September had a significant impact on sales performance for both periods. Historically, over 60 percent of the sales generated from the trade show have been direct shipment sales, which have no markup. As a result, gross margin and net income were actually positively affected by the timing of the fall trade show.

During the third quarter of 1996, total sales were 6.4 percent lower than during the same quarter of 1995. For the first nine months of 1996, sales increased by
0.5 percent over the same period of 1995. Since the beginning of the fourth quarter of 1995, retail sales have been suppressed by high consumer debt. Additional factors that have suppressed sales include an unusually late spring, significantly lower than normal rainfall and continued competitive pressure from retail warehouses, particularly in the Houston and Dallas territories. These factors, in addition to the timing difference in recognition of fall market sales, have resulted in lower or no sales growth in most territories other than the Central Texas and Oklahoma regions. In addition, sales in the Rio Grande Valley area continue to be negatively effected by the monetary and political unrest in Mexico. Sales in the Austin, Brenham and Central Texas territory and the Oklahoma territory, however, showed significant increases of 14 percent and 20 percent, respectively, during the first nine months of 1996 over the first nine months of 1995. These increases have resulted primarily from increased marketing efforts by Company employees in those territories. The Company believes that an increase in promotional sales activities and inventory available for orders, plus low-cost dealer buying programs were also important elements of the Company's sales growth in these territories.


                                                            Page #13 of 24 Pages

         Sales. The following table compares the Company's sales during the first nine months of 1996 to sales during the same period of 1995, by sales territory:

                                                             Nine Months                                     Nine Months
                                                                 1996                                           1995
                                            -------------------------------------------           -------------------------------
                                                                  % Increase
                                                                   in Sales
                                                                   From Nine      % of                                      % of
                                                                    Month         Total                                     Total
Sales Territory                                Sales                 1995         Sales              Sales                  Sales
---------------                             -----------              ----         -----           -----------               -----

Houston Area                                $23,383,353               0%          26.0%           $23,435,837               26.4%

Victoria, San Antonio,
Corpus Christi & Rio Grande
Valley Area*                                 16,228,936              -5%          18.0%            17,084,539               19.3%

North Texas, Dallas
& Fort Worth Area                            13,415,412              -7%          14.9%            14,451,939               16.3%

Austin, Brenham & Central
Texas Area                                   10,121,715              14%          11.2%             8,854,646               10.0%

Southern Louisiana Area                      10,413,987               7%          11.6%             9,727,655               11.0%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                                  8,401,090               5%           9.3%             7,986,018                9.0%

Arkansas Area                                 2,531,105               6%           2.8%             2,398,485                2.7%

Oklahoma Area                                 5,589,250              20%           6.2%             4,655,646                5.3%
                                            -----------                          ------           -----------              ------

         Totals:                            $90,084,848 (1)                      100.0%           $88,594,765 (1)          100.0%
                                            ===========                          ======           ===========              ======

* Includes sales to Mexico dealers and one Central American dealer

(1) Total does not include sales to dealers who were no longer Member-Dealers at the end of period.


                                                            Page #14 of 24 Pages

    Net Material Costs and Rebates. Net material costs (net of purchase discounts and rebates) for the third quarter and the first nine months of 1996 were $25,908,048 and $80,624,996, respectively, compared to $27,991,499 and
$80,442,240, respectively, for the same periods of 1995. Net material costs as a percentage of sales remained relatively stable in the first nine months of 1996 as compared to the same period of 1995 at approximately 89 percent. This relative stability for the first nine months of 1996 and 1995 is supported, in part, by the relative stability of purchase discounts and factory rebates as a percentage of net material costs. Both were taken by the Company as credits against material costs. Purchase discounts during the first nine months of 1996 were $1,981,651 (2.5% of material costs) as compared to $1,737,018 (2.2% of material costs) during the same period of 1995. Factory rebates during the same two periods were $2,986,080 (3.7% of material costs) and $2,818,394 (3.5% of material costs), respectively.

Net material costs as a percentage of sales were 89.2 percent in the third quarter of 1996 as compared to 90.3 percent for the same period of 1995. Net material costs for the third quarter of 1996 decreased 7.4 percent which is greater than the 6.4 percent decrease in sales. The slightly lower net material cost as a percentage of sales for the third quarter of 1996 over the same period of 1995 is the result of an increase in purchase discounts and rebates as a percentage of net material costs. These increases were due to timing of payments made to and rebates received from manufacturers. In the third quarter of 1996, $681,182 of purchase discounts was recognized (2.6% of net material costs) as compared to $436,549 (1.6% of net material costs) for the same period of 1995. Third quarter 1996 rebates were $1,002,209 (3.9% of net material costs) as compared to third quarter 1995 rebates of $850,422 (3.0% of net material costs.)

    Payroll Costs. Payroll costs during the third quarter and nine months ended September 30, 1996, were $1,527,951 and $4,454,900 respectively, as compared to $1,477,781 and $4,424,676 for the same periods of 1995. Payroll costs accounted for 4.9 percent of both sales and total expenses for the first nine months of both 1996 and 1995. Payroll expense for the first nine months of 1996 declined over the same period of 1995 by $30,224, a decrease of 0.7 percent. This decline was a result of a 27.0 percent decrease in overtime payroll ($283,948 in the first nine months of 1996 as compared to $388,869 in the first nine months of
1995) offset by (i) a 2.4 percent increase in the number of employees (251 in the first nine months of 1996 as compared to 245 in the first nine months of
1995),(ii) regular salary increases and (iii) an 8.11 percent increase ($64,686) in delivery payroll.


                                                            Page #15 of 24 Pages

The decline in overtime payroll during the first nine months of 1996 over the same period of 1995 reflects a return to normal operations in 1996 after the completion of the warehouse expansion project. During 1995, due to the lack of adequate storage space for inventory, the Company was forced to lease additional warehouse space in an offsite facility. The lack of proximity of the additional space to the offices of the Company resulted in an increase in payroll costs. This has been remedied with the addition of 97,000 square feet of storage space in the Company's warehouse. Delivery payroll increased as a result of an increase in the number of Member-Dealers, an increase in the number of delivery routes, and an increase in the miles traveled as the Company's selling territory continued to expand.

During the third quarter of 1996, payroll costs increased by 3.4 percent due to regular salary increases. Payroll costs for the third quarter of 1996 constituted 5.3 percent of both net sales and total expenses, compared to 4.8 percent for the same quarter of 1995.

    Other Operating Costs. During the third quarter and for the first nine months of 1996, other operating costs declined 1.0 percent and increased 3.0 percent, respectively, compared to the same periods of 1995. Other operating expenses for the third quarter of 1996 were $1,516,645 (5.2% of sales) as compared to $1,531,404 (4.9% of sales) for the same period of 1995. For the nine-month period ending September 30, 1996, other operating expenses were $4,819,867 (5.3% of sales) as compared to $4,680,727 of these expenses for the same period of 1995 (5.2% of sales).

The increase in other operating costs for the first nine months of 1996 over the same period of 1995 was the result of increased accruals for employee benefits and property taxes and an increase in franchise tax. In the fourth quarter of 1995, the Harris County Appraisal District ("HCAD") notified the Company that, as a result of a clerical error regarding the size of the Company's warehouse, the Company's real property was undervalued. Following a hearing with the HCAD, the value of the Company's real property was increased from approximately $1.1 million to approximately $3.5 million for the years 1991 through 1995. In April 1996, the Company filed a lawsuit against HCAD and the Harris County Appraisal Review Board contesting their authority to increase the appraised value of the property. The lawsuit is based, in part, on the fact that the Company's property was correctly described on the appraisal roll for each of years 1991 through 1995. Pending the outcome of this lawsuit, however, the Company paid the additional property taxes due for the years 1992 through 1995 in April of 1996 based on the $3.5 million appraisal.

                                                            Page #16 of 24 Pages

In September 1996, the Company received a summary judgment reducing its 1991 property value by $2,532,000, generating a tax savings of approximately $60,000. A summary judgment, however, was denied for property values in years 1992 through 1995. The Company will continue seeking tax relief for those periods. In addition, the Company's property valuation for 1996 increased from $16 per square foot (1995) to $19.95 per square foot. The Company is also protesting the 1996 property valuation for 1996 based, in part, on the fact that property values in the surrounding area ranged from $11 per square foot to $18.36 per square foot. Subsequent to the filing of the lawsuit, HCAD agreed to lower the Company's 1996 property value to $17 per square foot. Based on this agreement, 1996 property taxes are projected to be $497,000, which results in a reduction of $24,000 from prior estimates.

    Net Income and Earnings Per Share. While net sales for the third quarter of 1996 declined $1,969,336 (6.4 percent) and net material costs declined $2,083,451 (7.4 percent) over the third quarter in 1995, gross margin increased
3.8 percent. As a result, pretax net income doubled from $93,006 for the third quarter of 1995 to $186,033 for the same period of 1996, while after-tax net income more than doubled. Pretax net income increased 18.9 percent from $804,418 for the first nine months of 1995 to $954,739, during the same period of 1996. After-tax net income for the first nine months of 1996 increased 19.0 percent over the same period of 1995.

Net income in the third quarter and first nine months of 1996 increased primarily due to two factors. First, the Company's fall trade show, which was held later than usual in the third quarter of 1996, resulted in a decline in direct sales as a percentage of total sales. Secondly, the Company was able to generate a larger percentage of purchase discounts and rebates during the third quarter and for the first nine months of 1996 than in the corresponding periods in 1995. Furthermore, gross margin as a percentage of sales was 10.8 percent in the third quarter of 1996 as compared to 9.7 percent during the same period of 1995. For the first nine months of 1996 and 1995, gross margin as a percentage of sales was 11.0 percent and 10.7 percent, respectively. The Company anticipates that as a result of the fall trade show being held later in the third quarter of 1996, sales and trade payables for the fourth quarter of 1996 will be more than sales and trade payables for the same period of 1995 and gross margins and, therefore, net income will be less than gross margins and net income for the same period of 1995.

The increase in the Company's earning per share in the third quarter of 1996 as compared to the same period of 1995 was due to an increase in 1996 net income. Earnings per share for the first nine months of 1996 and 1995 were relatively flat due to an increase in 1996 earnings offset by an increase in shares outstanding.

                                                            Page #17 of 24 Pages

Quarter-to-quarter variations in the Company's earnings per share reflect (in addition to the factors discussed above) the Company's pricing of its merchandise in order to deliver the lowest cost buying program for Member-Dealers (who own all of the stock of the Company), even though this often results in lower net income for the Company. Because these trends benefit the individual stockholders of the Company who purchase its merchandise, there is no demand from shareholders that the Company focus greater attention upon earnings per share.

    Seasonality. The Company's quarterly net income traditionally has been subject to two primary factors. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. Secondly, sales during the fourth quarter have traditionally been lower, as hardware sales are slowest during the winter months preceding ordering for significant sales for the spring. However, net income has varied substantially from year to year in the fourth quarter as a result of corrections to inventory made at year-end. Net income for the third quarter, which in the past has been one of the Company's weaker quarters, was positively affected in 1996 because of the Company's trade show being held later than usual in the third quarter of 1996. As a result, direct sales as a percentage of total sales declined in the third quarter having a positive effect on net earnings. The Company anticipates that the higher than usual percentage of direct sales in the fourth quarter will, however, produce a downward trend in fourth quarter earnings.

LIQUIDITY AND CAPITAL RESOURCES

During the period ending September 30, 1996, Handy Hardware maintained its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and data processing equipment, delivery equipment, and software to better meet the needs of its Member-Dealers. The completion of the Company's warehouse expansion project in the third quarter of 1995 has resulted in the Company's ability to increase the depth of inventory to better meet Member-Dealer needs since approximately 97,000 square feet of additional warehouse space is now available.

    Cash Flow. During the first nine months of 1996 there was a net increase of $515,312 in the Company's cash and cash equivalents as compared to an increase of $1,134,933 for the same period of 1995. The Company's semiannual trade show being held later in the third quarter was the primary factor affecting the Company's cash position at the end of the first nine months of 1996. The increase in cash flow from operating activities from the beginning to the end of the period, although significantly less than the increase

                                                            Page #18 of 24 Pages
that occurred in the first nine months of 1995, still supported a positive net cash flow of $1,304,870. The variance between the increase in cash flow for the first nine months of 1996 as compared to the same period of 1995 consisted principally of (i) a $5,636,208 increase in accounts payable in 1996 as compared to a $7,489,038 increase in accounts payable for the same period of 1995 resulting from a timing difference from delayed payments offered by manufacturers on inventory purchases at the fall trade show and (ii) an increase in net income to $613,858 in the first nine months of 1996 from $515,782 for the same period of 1995. These cash inflows during the first nine months of 1996 were offset by (i) a $3,486,150 increase in inventory in the period ending September 30, 1996, as compared to an increase of $294,695 in inventory during the same period of 1995 and (ii) a $2,676,540 increase in accounts receivable in the first nine months of 1996 as compared to a $4,463,739 increase during the same period of 1995.

The significant increase in inventory during the first nine months of 1996 consisted of (i) a strengthening of inventory to support fall trade show warehouse orders anticipated for release in October 1996 and (ii) the addition of approximately 2400 stockkeeping units (i.e. products), which were added in response to Member-Dealer demand for more breadth of inventory. The increase in inventory was made possible by the increase in the availability of warehouse space following the completion of the Company's warehouse expansion project. Conversely, during the same period of 1995, inventory increased slightly because
(i) most fall trade show warehouse orders were released before the end of the third quarter due to the earlier timing of the fall trade show and (ii) there was a lack of inventory stocking areas during the construction phase of the Company's warehouse expansion.

Accounts receivable and payable increased during the first three quarters of 1996 but not as significantly as during the same period of 1995. This factor was mostly the result of a timing difference in the recognition of receivables and payables generated from the Company's fall trade show which was held three weeks later in 1996 than in previous years.

The Company expended a net amount of $416,798 in the first nine months of 1996 to purchase fixed assets, which is significantly less than the $3,255,947 ($2,533,971 of which was expended on the warehouse expansion project) expended in the same period of 1995.


                                                            Page #19 of 24 Pages

In the first nine months of 1996, $372,760 of cash was used for financing activities, which was substantially higher than the $18,175 used in the first nine months of 1995. This increase consisted principally of (i) a larger decrease in mortgage payable ($2,823,306 as compared to $231,154), (ii) a larger preferred stock dividend payment in the first quarter of 1996 ($515,029) than in the same period in 1995 ($401,155) because of an increase in the dividend rate from 10 percent to 12 percent, and (iii) a decline in proceeds from the issuance of stock ($986,692 compared to $1,018,209), which increases were offset by (i) a decrease in the repurchase of Company stock ($176,075 compared to $417,150) and
(ii) an increase of cash from the proceeds of a line of credit of $2,204,908 extended to the Company.

In August 1996, Texas Commerce Bank ("the Bank") extended to the Company an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date at an interest rate of prime minus one and one-half percent (1.5%) or the London Interbank Offering rate ("LIBOR") plus one and one-quarter percent (1.25%). Prior to that date the Bank extended the Company a $2 million revolving line of credit at the prime interest rate published by the Bank. The new line of credit was used to retire the Company's mortgage ($2,449,898) with the Bank and may also be used for working capital and other financing needs of the Company. On September 30, 1996, the outstanding balance on the line of credit was $2,204,908, resulting from the initial draw on the line of credit of $2,449,898 net of total payments of $244,990 on the line of credit.



                                                            Page #20 of 24 Pages

    Working Capital. The Company's continuing ability to generate cash to meet its needs for funding its activities is highlighted by three key liquidity measures shown in the following table:

                                                 SEPT. 30,                 DEC. 31,               SEPT. 30,
                                                   1996                      1995                   1995
                                                ----------                ----------             ----------

Working Capital                                 $8,640,467                $7,771,472             $7,172,299
Current Ratio                                   1.5 to 1                  1.7 to 1               1.4 to 1
    (Current Assets to
    Current Liabilities)
Long-term Debt as percentage
    of Capitalization                           20.7                      24.2                   25.3

Working capital has been principally generated from the sale of stock and capital provided from operations. The major component of the Company's long-term debt is bank indebtedness resulting from the Company's recent use of its line of credit.

During the remainder of 1996 Handy Hardware expects to further expand its existing customer base in Oklahoma and Arkansas as a result of having added an additional retail sales manager who will concentrate his efforts solely in the Arkansas territory, which, in turn, will allow the retail sales manager previously assigned to both territories to concentrate his efforts solely in the Oklahoma territory. The Company will finance this expansion with receipts from the sale of stock to new and current Member-Dealers and with anticipated increased revenues from sales to MemberDealers in Oklahoma and Arkansas. The Company is optimistic that this expansion will have a beneficial effect on the Company's cash position.

In the first nine months of 1996, the Company maintained a 94.5 percent service level (the measure of the Company's ability to meet Member-Dealers' orders out of current stock) as compared to a service level of 92.5 percent for the same period in 1995. This increase in service level is the result of an adequate amount of storage for inventory available since the warehouse expansion project was completed. Inventory turnover was 6.2 times during the first nine months of 1996 and 5.9 times for the first nine months of 1995. This high rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory, a continued high service level, and increased warehouse sales.

    Capital Expenditures. In the nine month period ending September 30, 1996, and September 30, 1995, the Company's investment in capital assets (net of dispositions) was $416,798 and $3,255,947, respectively. Approximately 37.1 percent ($154,440) of the amount expended in the first nine months of 1996 was used to upgrade warehouse equipment, 21.5 percent was used to purchase printing

                                                            Page #21 of 24 Pages
and other office equipment ($89,435) and 19.5 percent was used to purchase four automobiles ($81,243). Of the amount expended in the first nine months of 1995, $2,618,068 (80.4%) was used to finance the costs of the 96,715 square foot addition to the Company's existing warehouse facility and $476,420 (14.6%) was invested in upgrading the warehouse equipment.

Significant outlays of cash or cash equivalents anticipated by the Company for the remainder of 1996 include the payment of accounts payable generated by the fall trade show and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: the purchase of an upgraded catalog system ($85,000), warehouse and material handling improvements ($85,000), delivery vehicles and warehouse equipment ($25,000), data processing equipment ($15,000) and office equipment ($5,000).

The Company's cash position of $1,782,227 at September 30, 1996, is anticipated to be sufficient to fund all planned capital expenditures.



                                                            Page #22 of 24 Pages

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings - None

Item 2.        Changes in Securities - None

Item 3.        Defaults Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information -  On September 30, 1996, the board of
                                    directors amended the Employment
                                    Agreement of James D. Tipton, President, extending the term of his employment to December 31, 1998.

Item 6.        Exhibits & Reports on Form 8-K

      (a)      Exhibits

               10.1 Seventh Amendment to Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated September 30, 1996.

               10.2 Amendment and Restatement of Credit Agreement between Handy Hardware Wholesale, Inc. ("Borrower") and Texas Commerce Bank National Association ("Bank") dated as of April 30, 1996, (with Exhibits "A" and "B" and Annex I intentionally omitted).

    (b)        Reports on Form 8-K
               None.




                                                            Page #23 of 24 Pages

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HANDY HARDWARE WHOLESALE, INC.


                                            /s/ James D. Tipton
                                            ------------------------------
                                            JAMES D. TIPTON
                                            President
                                            (Chief Executive Officer)





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


Date:  November 14, 1996


                                                            Page #24 of 24 Pages