Form 10-K
period 1996-12-31
HANDY HARDWARE WHOLESALE INC
filed 1997-03-24
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission File Number 0-15708

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

                   Yes    X                        No
                       --------                       -------

         Indicate  by  check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or in any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant (computed by reference to the price at which the stock was sold) was $822,000 of February 28, 1997.

         The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 1997, was 8,310 shares of Class A Common Stock, $100 par value, and 48,576 shares of Class B Common Stock, $100 par value.

                       Documents Incorporated by Reference

         Document                                       Incorporated as to

Notice and Proxy Statement for the             Part III, Items 10, 11, 12 and 13
Annual Meeting of Stockholders
to be held May 14, 1997

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

                                     PART II
Item 5.           Market for Registrant's Common Equity and Related
                    Stockholder Matters........................................7
Item 6.           Selected Financial Data......................................8
Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..................................9
Item 8.           Financial Statements and Supplementary Data.................12
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................33

                                    PART III

Item 10.*         Directors and Executive Officers of the Registrant
Item 11.*         Executive Compensation
Item 12.*         Security Ownership of Certain Beneficial Owners and Management
Item 13.*         Certain Relationships and Related Transactions

                                     PART IV
Item 14.          Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K...............................................33

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

         Handy Hardware was formed by 13 independent hardware dealers in response to competitive pressure from larger businesses and chain discount stores. The purpose of the Company is to provide the warehouse facilities and centralized purchasing services that allow participating independent hardware dealers ("Member-Dealers") to compete more effectively in areas of price and service. Handy Hardware has grown from 13 Member-Dealers and sales of $150,000 in 1961 to 929 active Member-Dealers and sales of more than $120,000,000 in 1996. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

         Handy Hardware is currently engaged in the sale to its Member-Dealers of products used in retail hardware, lumber and home center stores as well as in plant nurseries. In addition, the Company offers advertising and other services to Member-Dealers. The Company utilizes a central warehouse and office facility located in Houston, Texas, and maintains a fleet of 39 trailers owned by the Company and 43 leased power units and trailers which are used for merchandise delivery. The Company offers merchandise to its Member-Dealers at its cost plus a markup charge, resulting generally in a lower price than an independent dealer can obtain on its own. Member-Dealers may buy merchandise from any source they desire, and Member-Dealers are not required to make any minimum levels of purchases from Handy Hardware. As of December 31, 1996, Handy Hardware's Member-Dealers were located in Texas, Louisiana, Mississippi, Alabama, Florida, Oklahoma, Arkansas, Mexico and Central America. Information as to revenues, operating profit and identifiable assets of the Company's single industry segment is presented under "Item 6.
Selected Financial Data."

Products and Distribution

         The Company buys merchandise from vendors in quantity lots, warehouses the merchandise and resells it in smaller lots to its Member-Dealers. During the Company's fiscal year ended December 31, 1996, the Company sold its products to a total of 929 Member-Dealers, of which 610 were located in Texas, 159 in Louisiana, 74 in Oklahoma, 40 in Arkansas, 14 in Alabama, 16 in Mississippi, 11 in Florida, 4 in Mexico and 1 in Central America. No individual Member-Dealer accounted for more than 1.6% of the sales of the Company during fiscal 1996. The loss of a single customer or several customers would not have a material adverse effect on the Company.

         Often Member-Dealers may desire to purchase products that are not warehoused by the Company. In this instance, Handy Hardware will, when requested, purchase the product from the vendor and have it shipped directly to the Member-Dealer. Direct shipments from the vendor to the Member-Dealer accounted for approximately 32% of Company sales during 1996 and 1995 and 31% in 1994, while warehouse shipments accounted for approximately 68% of total net sales in 1996 and 1995 and 69% of total net sales in 1994.

         The Company's total sales include 14 different major classes of merchandise. In 1996, 1995 and 1994, the Company's total sales and total warehouse sales were divided among classes of merchandise listed below.

                                                      Total Sales1                               Warehouse Sales
Class of Merchandise                          1996       1995        1994                 1996        1995        1994
--------------------                       ---------- ----------  -----------          ---------- ------------ -------
Plumbing Supplies                               18%        16%          17%                 20%          19%        19%
General Hardware                                14         14           15                  13           14         14
Paint Sundries                                  12         13           12                  14           15         15
Electrical Supplies                             12         12           12                  14           14         14
Hand Tools                                      10         10           10                   9            9          9
Lawn and Garden Products                         8          9            9                  10           10         11
Paint                                            4          4            4                   4            4          4
Building Materials                               5          6            5                   2            2          2
Power Tools                                      5          4            5                   3            2          2
Housewares & Related Supplies                    3          2            2                   3            3          2
Fasteners                                        2          2            2                   1            1          1
Automotive After Market                          2          2            2                   2            2          2
Outdoor Products                                 1          1            1                   1            1          1
Miscellaneous                                    4          5            4                   4            4          4
                                              ----       ----         ----                ----         ----       ----
                                               100%       100%         100%                100%         100%       100%
                                              ====       ====         ====                ====         ====       ====



     1These amounts include direct sales and warehouse sales. Total sales in 1996 generated from sales of store supplies, catalogs and special purchases from vendors of goods not part of the Company's regular inventory represented less than .36% of total sales.

         Warehouse sales normally carry a markup of 9%, excluding any purchase discounts and manufacturer's rebates. As an incentive to Member-Dealers to make direct sale purchases, since June 1, 1989 direct sales have been sold at the Company's cost with no markup, excluding purchase discounts and manufacturers' rebates. The Company maintains a list of price-sensitive, high volume items on which the markup is reduced from 9 percent to 2 or 4 percent. This program was developed in order to allow Handy Member-Dealers to become more competitive in the markets they serve. The price-sensitive items are reviewed every six months and additions and deletions are made based on Member-Dealer input and as the market dictates. Because the primary purpose of the Company is to provide its Member-Dealers with a low cost buying program, markups are kept as low as possible, although at a level sufficient to provide adequate capital to pay the expenses of the Company, improve the quality of services provided to the Member-Dealers and finance the increased inventory and warehouse capacity required to support the growth of the Company.

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

         In 1996 the Company maintained a 94.6 percent service level (the measure of the Company's ability to meet Member-Dealer orders out of current stock), as compared to service levels of 92.8 percent and 92.6 percent in 1995 and 1994, respectively. No policy of inventory shrinkage has been implemented or is planned.

Dealer Services and Advertising

         The Company employs a staff of eight full time account representatives who visit Member-Dealers to advise them on display techniques, record keeping, inventory control, promotional sales, advertising programs and other dealer-related services available to them by and through the Company.

         The Company has participated in newspaper advertising programs, and has assisted in the preparation and distribution of sales circulars utilized by Member-Dealers. The Company has a computerized circular program which allows the retail dealer to customize its own unique advertising circular utilizing its individual inventory and targeting its particular market. In addition, the system tracks available vendor cooperative funds, allowing the dealer to deduct such cooperative claims from the cost of the circular program. The Company estimates that approximately $715,000 was expended in 1996 for dealer advertising activities. These advertising costs were completely offset by contributory payments by participating Member-Dealers and cooperative advertising allowances by participating manufacturers.

Suppliers

         The Company purchases merchandise from various vendors, depending upon product specifications and Member-Dealer requirements. Approximately 1,400 vendors supplied merchandise to the Company during 1996. The Company has no significant long-term contract with any vendor. Most of the merchandise purchased by the Company is available from several vendors and manufacturers, and no single vendor or manufacturer accounted for more than 2% of the Company's total purchases during 1996. The Company has not in the past experienced any significant difficulties in obtaining merchandise and does not anticipate any such difficulty in the foreseeable future.

         The Company is a member of PRO Hardware, Inc., of Englewood, Colorado, an independent hardware merchandising group. PRO Hardware, Inc. is a merchandising organization with 40 wholesale hardware distributors as members. The size of the organization generally provides greater buying power than that of any individual member. The Company became a member of PRO Hardware, Inc. in order to take advantage of this buying power, which gives PRO Hardware, Inc. and its members access to potentially lower prices, bigger discounts, extended terms and other purchasing advantages. The Company may participate in other benefits available to PRO Hardware, Inc. members at its option, but is under no obligation to do so and currently does not participate in such benefits.

         All of the Company's products are warranted to various levels by the manufacturers, whose warranties are passed on to the Member-Dealers. In addition, the Company maintains product liability insurance which the Company believes is sufficient to meet its needs.

Employees

         As of December 31, 1996, the Company had 249 full-time employees, of which 43 were in management positions and 206 in warehouse, office or delivery operations. Company employees are not represented by any labor unions. The Company believes its employee relations are satisfactory and it has experienced no work stoppage as a result of labor disputes.

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

         Calculation of Desired Stock Ownership. Each Member-Dealer's Desired Stock Ownership is calculated as set forth in the following table:


          Actual Stock
            Ownership                                          Desired Stock Ownership1
--------------------------------- ------------------------------------------------------------------------
$1 to $31,249                        $1.00 for every $8.00 of Total Purchases
$31,250 to $56,249                   $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases over $250,000
$56,250 to $74,999                   $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,000 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases over $500,000
$75,000 to $87,499                   $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,000 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases from $500,000 to $750,000
                                  +  $1.00 for every $20.00 of Total Purchases over $750,000
$87,500 and above                    $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,000 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases from $500,000 to $750,000
                                  +  $1.00 for every $20.00 of Total Purchases from $750,000 to $1,000,000
                                  +  $1.00 for every $40.00 of Total Purchases over $1,000,000

1 The minimum Desired Stock Ownership is $10,000. In each case "Total Purchases" are measured as of the end of the immediately preceding fiscal year.

         Example.

         In March 1997, the Company calculates that as of December 31, 1996, a Member-Dealer's Actual Stock Ownership was $32,000 and his Total Purchases during 1996 were $300,000. The Member-Dealer's Desired Stock Ownership will be $36,250 ($1.00 for each $8.00 of the first $250,000 of Total Purchases [$31,250] plus $1.00 for each $10.00 of the next $50,000 of Total Purchases [$5,000]). Because the Member-Dealer's Actual Stock Ownership is less than his Desired Stock Ownership, the Company will collect Purchase Funds throughout the period from April 1, 1997 to March 31, 1998 for the purchase of additional Class B Common Stock and Preferred Stock.

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

         Repurchases from Overinvested Member-Dealers. In 1996 the Company repurchased certain shares of Class B Common Stock and Preferred Stock from Overinvested Member-Dealers whose Actual Stock Ownership exceeded their Desired Stock Ownership by $4,000 or more. The amount repurchased from each Overinvested Member-Dealer was equal to one-fourth of the excess amount, equally divided between shares of Class B Common Stock and Preferred Stock. The repurchases were made at the full initial sale price of $100 per share. In 1996, approximately 10% of the shares eligible for repurchase from Overinvested Member-Dealers were submitted for repurchase, for which the Company expended $16,825. When the Company began the repurchase program in 1991, the total overinvested amount for all Member-Dealers was $93,600 and as of December 31, 1996, the total amount was $153,800 (excluding shares held by the Texas and Louisiana State Treasury Unclaimed Property Divisions). The amount overinvested varies over time due to repurchases and additional Member-Dealers becoming overinvested because of additional stock purchases. Additionally, because stock purchases are based on each Member-Dealer's Desired Stock Ownership, which fluctuates depending on the total dollar amount of annual purchases of merchandise from the Company, some Member-Dealers who were overinvested in one year may no longer be overinvested in the following year because of an increase in purchases of merchandise. Over the six years of the repurchase program, the Company has repurchased a total of $289,800 of shares from Member-Dealers. The Company currently intends, but is not required, to repurchase from Overinvested Member-Dealers their entire overinvested amounts. The Company's ability to conduct such repurchases, however, will depend upon the Company's future results of operations, liquidity, capital needs and other financial factors.

Affiliated Member-Dealers

         If one or more individuals who control an existing Member-Dealer open a new store which will also be a Member-Dealer, the new Member-Dealer is required to make an initial purchase of 10 shares of Preferred Stock rather than 10 shares of Class A Common Stock. In all other respects, however, the Company will treat the new Member-Dealer as an entirely separate entity for purposes of determining required stock purchases. The Company will calculate a separate Desired Stock Ownership for the new Member-Dealer and will maintain a separate account for Purchase Funds paid by the new Member-Dealer.

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

         In 1996, traditional seasonality trends deviated from the norm. As a result of a $200,000 increase in purchase discount and factory rebate credits due to the timing of receipt of such, net income in the first quarter of 1996 was higher than usual. In the second quarter of 1996, net income was lower than usual. This was due, in part, to the Company's decision to forego higher margins on selected inventory. This action was taken because of a repressed market caused by a severe drought in the Company's selling territories within Texas.

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

         Pursuant to a remedial action plan submitted to the Texas Natural Resource Conservation Commission ("TNRCC"), (formerly the Texas Water Commission) in 1992, the Company proposed vacuum extraction of contaminants, enhanced bioremediation and on-site remediation of soils previously generated during subsurface drilling. At December 31, 1996, the Company had expended $357,641 on these measures, of which the TNRCC had reimbursed $250,877 to the Company pursuant to a reimbursement application submitted by the Company for all potentially allowable expenses. Although the Company followed up with the TNRCC to try and collect the remainder of the submission that had not been reviewed by the TNRCC in the amount of $80,240, no further reimbursement is anticipated. The Company anticipates that the expense of its remediation efforts related to these storage tanks in 1997 will not exceed $35,000, and barring unforeseen developments, these efforts should be largely completed by year-end 1997.

Item 2.  Properties

         The Company's warehouse facility and administrative and marketing offices are located on 20 acres of land in Houston, Texas. The facility is 317,000 square feet with approximately 297,000 square feet utilized for warehouse space and the remainder used for offices. The building is of tilt wall construction. The warehouse and office facilities are subject to certain obligations associated with a bank line of credit. The Company also owns 5.2 acres of vacant land adjoining the Company's property, which is to be used for future expansion.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.


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

         Shares of Class A Common Stock are the only shares of capital stock with voting rights and are entitled to one vote per share. The number of record holders of each class of the Company's Common Stock at February 28, 1997, was as follows:

          Description                                          Number of Holders
-------------------------------------------------              -----------------
Class A Common Stock (Voting), $100 par value                          831
Class B Common Stock (Non-Voting), $100 par value                      700

         The Company has never paid cash dividends on either class of its Common Stock and does not intend to do so in the foreseeable future. For information concerning dividends paid on the Company's Preferred Stock, see Items 6 and 8 below.

Item 6.  Selected Financial Data

         The following table provides selected financial information for the five years ended December 31, 1996, derived from financial statements that have been examined by independent public accountants. The table should be read in conjunction with the financial statements and the notes thereto included in Item 8.

                                                                      Year Ended December 31,
                                      ------------------------------------------------------------------------------------
                                          1996               1995              1994              1993              1992
                                      ------------       ------------      ------------     ------------       -----------
Operating Income Data:
Total Revenues                        $121,416,635       $115,802,817      $109,282,083     $100,270,031       $91,885,054
Net Revenues from Sales                120,698,632        114,885,634       108,766,633       99,739,046        91,365,551
Total Expenses                         119,559,309        114,234,183       108,394,298       99,503,930        91,267,839
Income from Operations
after Tax                                1,206,222          1,016,484           571,710          503,260           400,744
Preferred Stock Dividends
Paid                                       515,029            401,155           438,654          501,547           457,755
Earnings Per Share of Class
A and Class B Common
Stock                                 $      12.13       $      11.55      $       2.71     $       0.04       $     (1.39)

                                                                            December 31,
                                      ------------------------------------------------------------------------------------
                                          1996               1995             1994              1993              1992
                                      ------------       ------------     ------------      ------------       -----------
Balance Sheet Data:
Current Assets                        $ 22,168,721       $ 18,607,029     $ 21,219,403      $ 18,552,958       $17,591,341
Property (Net of Accumulated
  Depreciation)                          9,466,577          9,787,350        7,334,774         7,233,306         7,389,410
Other Assets                               440,405            386,648          281,151           239,996           240,101
                                      ------------       ------------     ------------      ------------       -----------
Total Assets                          $ 32,075,703       $ 28,781,027     $ 28,835,328      $ 26,026,260       $25,220,852
                                      ============       ============     ============      ============       ===========


Current Liabilities                   $ 14,131,330       $ 10,835,557     $ 12,090,327      $ 10,038,999       $ 9,741,215
Long Term Liabilities                    1,833,508          3,497,845        3,580,174         3,774,409         4,088,504
Stockholders' Equity                    16,110,865         14,447,625       13,164,827        12,212,852        11,391,133
                                      ------------       ------------     ------------      ------------       -----------
Total Liabilities and
  Stockholders' Equity                $ 32,075,703       $ 28,781,027     $ 28,835,328      $ 26,026,260       $25,220,852
                                      ============       ============     ============      ============       ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company continued its steady growth in 1996 while continuing to meet its goal of providing quality goods to its Member-Dealers at its cost plus a reasonable mark-up charge. Net revenues from sales in 1996 increased 5.1% ($5,812,998) over 1995 net revenues from sales, compared to a 5.6% growth rate ($6,119,001) of net revenues from sales in 1995 over 1994.

         The following table summarizes the Company's sales during the period 1994 to 1996 by sales territory:

                                                                             1996                       1995        1994
                                                    ---------------------------------------------      ------      ------
                                                                           % Increase
                                                                            in Sales       % of        % of        % of
                                                                           from Prior      Total       Total       Total
         Sales Territory                                Sales                 Year         Sales       Sales       Sales
--------------------------------------------        -------------           --------       ------      ------      ------
Houston Area                                        $  31,099,904               4%          26.0%       26.7%       26.6%
Victoria, San Antonio, Corpus Christi &                21,593,406               5%          18.0%       18.4%       20.6%
  Rio Grande Valley Area*
North Texas, Dallas & Fort Worth Area                  17,461,937              (6%)         14.6%       16.5%       16.3%
Austin, Brenham & Central Texas Area                   13,746,477              22%          11.5%       10.1%        9.9%
Southern Louisiana Area                                13,842,859              10%          11.6%       11.2%       10.0%
Baton Rouge, New Orleans, Mississippi,                 10,836,360               4%           9.1%        9.2%        8.8%
Alabama & Florida Area
Oklahoma & Arkansas Area                               11,025,463              25%           9.2%        7.9%        7.8%
                                                    -------------                          ------      ------      ------
       Totals:                                      $119,606,4061                          100.0%      100.0%      100.0%
                                                    =============                          ======      ======      ======

         *  Includes sales to Mexican and Central American dealers.

         1 Total does not include sales to dealers who were no longer Member-Dealers at December 31, 1996.

         The Company believes that an increase in promotional sales activities and quality inventory available for orders, plus low-cost dealer buying programs, as well as a continuing recovery of the economy in most of the areas the Company services, were key elements in the Company's sales growth. The significant increase of 22% in sales in the Austin, Brenham and Central Texas area has resulted from increased marketing efforts by the Company's employees in that area. The 25% increase in sales in the Oklahoma and Arkansas area was the result of two significant factors (1) the increased marketing efforts by the Company's employees in that area where twenty-four new dealers were added to the Company's membership and (2) the positive result of a territory reorganization which transferred the sales of eleven Member-Dealers with $733,463 in sales from the North Texas, Dallas and Fort Worth area to this territory. The North Texas, Dallas and Fort Worth area sales were negatively effected by the territory reorganization discussed above and the loss of $321,023 of Member-Dealer sales due to store closings or transfer of ownership. Three stores accounted for 71.6% of the latter loss of sales. Without considering the effect of the territory reorganization on the two sales areas, sales in the Oklahoma and Arkansas area increased approximately 16% and sales in the North Texas, Dallas and Fort Worth area decreased approximately 2%. In addition, throughout the Company's selling territories the expansion of retail warehouses continues to erode the market share of independent hardware stores. Furthermore, high consumer debt, an unusually late spring and significantly lower than normal rainfall suppressed sales.

         Net material costs during 1996 were $106,732,258 compared to $101,115,786 in 1995 and $96,632,590 in 1994. The increase of 5.6 percent in net material costs for 1996 is slightly higher than the 5.1 percent increase in sales. By way of comparison, net material costs increased 4.6 percent in 1995 over 1994 while sales increased 5.6 percent in 1995 over 1994. Net material costs as a percentage of sales remained relatively stable in 1996, 1995 and 1994, at 88.4%, 88.0% and 88.4%, respectively. The stability in net material costs and in net material costs as a percentage of sales is due to the continuing efforts of the Company to maintain a reasonable level of markup, in order to allow Member-Dealers to have a competitive edge in the markets they serve and due to the relative stability of factory rebate income and purchase discount income as a percentage of net material costs. Factory rebate income in 1996 was $4,035,298 (3.8% of material costs) as compared to $4,143,225 (4.1% of material costs) and $3,494,854 (3.6% of material costs) for 1995 and 1994, respectively. Purchase discount income during the same three periods was $2,663,891 (2.5% of material costs), $2,447,862 (2.4% of material costs) and $2,168,015 (2.2% of material costs), respectively. As a result, gross profit (net sales less net material costs) in 1996 was $13,966,374, which represents a $196,526 increase over 1995 gross profit of $13,769,848.

         Payroll costs during 1996 increased $179,960 (2.9%) over 1995 levels, while in 1995 payroll costs increased $588,621 (10.5%) over 1994 levels. The increase in 1996 payroll costs over 1995 resulted primarily from regular salary increases for employees. The payroll increase for the twelve month period ended December 31, 1995 over the same period in 1994 was the result of a 20.6% increase in overtime payroll associated with the Company's warehouse expansion program, most of which occurred during the first quarter of 1995. Due to the lack of adequate storage space for inventory, the Company was forced to lease additional warehouse space in an offsite facility. The lack of proximity of the additional space to the office of the Company resulted in an increase in overtime payroll. Payroll costs constituted 5.3%, 5.4% and 5.2% of both total expenses and net sales for 1996, 1995 and 1994, respectively. The stability in payroll costs as a percentage of total expenses has been a result of a continuing effort to maintain employee productivity.

         Other operating costs include a wide variety of expenses related to the Company. The largest components of other operating costs in 1996 were $1,708,682 of employee expenses (representing an increase of $12,970 or .8% over 1995 levels), $1,594,561 of delivery expenses (representing an increase of $64,528 or 4.2% over 1995 levels) and $865,717 of warehouse expenses (representing an increase of $111,447 or 14.8% over 1995 levels).

         In 1996, other operating costs decreased $407,047 (6.1%) over 1995 levels, while in 1995 these costs increased $779,242 (13.2%) over 1994 levels. A decrease in property tax expense accounted for almost all of the total decrease of other operating costs in 1996. Property tax expense was approximately $408,533 in 1996 ($495,381 for 1996 property tax less an $86,848 adjustment for overestimated 1995 taxes) as compared to $796,004 in 1995 and $357,620 in 1994. Property tax expense in 1995 was $438,384 higher than 1994 primarily because of $385,869 in prior period adjustments, which were imposed in 1995 by The Harris County Appraisal District ("HCAD") as a result of a revised appraisal for 1991-1995. The HCAD asserted that the value of the company's real property was actually $4.2 million, but as a result of a clerical error regarding the size of the Company's warehouse, HCAD had undervalued the Company's real property by approximately $3.1 million. As a result of a hearing with the HCAD, the value of the Company's real property was reappraised at approximately $3.5 million. In April 1996, the Company filed a lawsuit against HCAD and the Harris County Appraisal Review Board contesting their authority to increase the appraised value of the property. The lawsuit was based, in part, on the fact that the Company's property was correctly described on the appraisal roll for each year from 1991 through 1995. Pending the outcome of this lawsuit, however, the Company paid the additional property taxes due for the years 1991 through 1995 in April of 1996 based on the $3.5 million appraisal.

         In September 1996, the company received a summary judgment reducing its 1991 property value by $2,532,000, generating a tax savings of approximately $60,000. In February 1997, HCAD agreed to reappraise the Company's property for the years 1992 through 1995, from approximately $3.5 million to $3.3 million. This generated a tax savings of approximately $23,000. This savings in addition to the savings for the 1991 reappraisal will result in a refund due the Company of approximately $83,000.

Net Income

         Net income increased 18.7% to $1,206,222 from $1,016,484 in 1995. This increase was primarily due to the $196,526 increase in gross profit from operations in 1996 over gross profit from operations in 1995 and the $407,047 decline in other operating costs, principally offset by the $179,960 increase in payroll costs and the $199,180 decrease in other sundry income. The principal component of the decrease in sundry income is the amount received in 1995 from the TNRCC as reimbursement for expenses and capital expenditures for the Company's soil contamination remediation efforts while the principal component in the decrease in other operating costs in 1996 is the reduction in property tax expense in 1996. In 1996 and 1995, the earnings per share of common stock were $12.13 and $11.55, respectively. The increase in earnings per share in 1996 over 1995 is due to the moderate increase in net income of $189,738, offset by a moderate increase of $113,874 in dividends paid to preferred stockholders in 1996 as compared to 1995.

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

Financial Condition and Liquidity

         In 1996, Handy Hardware maintained its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, and software and delivery equipment to better meet the needs of its Member-Dealers.

         The Company's operating activities provided net cash of $1,113,103 in 1996, $3,754,401 in 1995, and $745,681 in 1994. As illustrated by these figures, net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as the Company's Spring and Fall trade shows, (ii) payment terms available to the Company from its suppliers, (iii) payment terms offered by the Company to its Member-Dealers, and (iv) the state of the regional economy.

         During 1996 there was a net decrease of $42,588 in the Company's cash and cash equivalents as compared to an increase of $577,980 in 1995. Cash flow from operating activities from the beginning to the end of 1996 was $1,113,103, as compared to $3,754,401 in 1995. The variance between cash flow from operating activities in 1996 as compared to 1995 consisted principally of the following differences in cash inflows: (i) a $2,412,614 increase in accounts payable in 1996 as compared to a $1,718,857 decrease in accounts payable in 1995; (ii) an increase in net income to $1,206,222 in 1996 from $1,016,484 in 1995; (iii) an increase in accrued expenses of $139,660 as compared to an increase in accrued expenses of $483,845 in 1995; and (iv) an increase to $67,741 in current income taxes payable in 1996, while there were no income taxes payable in 1995. These cash inflows in 1996 were offset by (i) a $2,641,404 increase in accounts receivable in 1996 as compared to a $776,897 decrease in 1995 and (ii) an increase of $966,057 in inventory in 1996 as compared to a decrease in inventory of $2,525,192 during 1995.

         The significant increase in inventory in 1996 was the result of the addition of approximately 2,773 stockkeeping units (i.e. products), which were added in response to Member-Dealer demand for more breadth of inventory. The increase in inventory was made possible by the increase in the availability of warehouse space following the completion of the Company's warehouse expansion project in 1995. Conversely, during 1995 inventory decreased significantly because there was a lack of inventory stocking areas available during the construction phase of the Company's warehouse expansion project. In addition, the significant increase in accounts receivable, inventory and accounts payable is the result of the Company's fall trade show being held later in the third quarter of 1996 than in 1995, which resulted in the Company collecting a smaller portion of its accounts receivable, selling a smaller portion of its inventory and paying a smaller portion of its accounts payable prior to year-end 1996. Although, accrued expenses increased during 1996, it did not increase as significantly as during 1995. As previously discussed, it was necessary to accrue additional property tax in 1995 due to a reappraisal of the Company's property for the years 1991 through 1995.

         Net cash used for financing activities was $543,481 in 1996, as compared to net cash provided by financing activities of $56,789 in 1995. The use of cash in 1996 consisted principally of (i) a larger decrease in mortgage payable ($2,823,306 as compared to $308,205 in 1995), (ii) a larger preferred stock dividend payment in the first quarter of 1996 ($515,029 as compared to $401,155 in 1995) because of an increase in the dividend rate to 12 percent from 10 percent, and (iii) a decline in proceeds from the issuance of stock ($1,303,921 compared to $1,585,391 in 1995), which increases were offset by (i) a decrease in the repurchase of Company stock ($320,675 compared to $923,050 in 1995) and (ii) an increase of cash from the proceeds of a line of credit of $1,837,424 extended to the Company.

         In August 1996, Texas Commerce Bank ("the Bank") extended to the company an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date at an interest rate of prime minus one and one-half percent (1.5%) or the London Interbank Offering rate ("LIBOR") plus one and one-quarter percent (1.25%). Prior to that date the Bank extended the Company a $2 million revolving line of credit at the prime interest rate published by the Bank. The new line of credit was used to retire the company's mortgage ($2,449,898) with the Bank and may also be used for working capital and other financing needs of the Company. On December 31, 1996, the outstanding balance of the line of credit was $1,837,424, resulting from the initial draw on the line of credit of $2,449,898 net of total payments of $612,474 on the line of credit.

         The Company's ability to generate cash sufficient to meet its needs for funding its activities is highlighted by comparing three key liquidity measures -- working capital, current ratio (current assets to current liabilities) and long term debt as a percentage of capitalization, as shown below:

                                                                          December 31,
                                              ------------------------------------------------------------------
                                                  1996                        1995                       1994
                                              -----------                 -----------                -----------
Working Capital                               $8,037,391                  $7,771,472                 $9,129,076
Current Ratio                                  1.57 to 1                   1.72 to 1                  1.75 to 1
Debt as Percentage of                               11.4%                       24.2%                      27.2%
  Capitalization


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

Capital Resources

         The Company invested $617,062 in plant and equipment in 1996. Over the past five years the Company's investments in plant and equipment have amounted to more than $6.7 million, and have provided Handy Hardware with the capacity for growth to meet the increasing demand for merchandise and expanded services. Management intends to continue to invest prudently at levels commensurate with the anticipated market expansion and needs of current Member-Dealers.

         During 1996, approximately 45.9% ($283,449) of the $617,062 amount invested in plant and equipment was used to purchase warehouse equipment. The remainder was invested in upgrading the Company's computer system and used to purchase order entry terminals, building improvements, office fixtures and equipment and in upgrading the Company's auto fleet.

         The Company has budgeted approximately $660,000 for 1997 capital expenditures. Of this amount, approximately $350,000 has been allocated to improving the Company's warehouse equipment. Approximately $150,000 has been allocated to upgrading the Company's computer equipment. The Company has also allocated approximately $75,000 for upgrading the Company's catalog, approximately $60,000 for improving the automobile fleet, and approximately $25,000 to improve the Company's office facility and equipment. The Company expects to fund the budgeted capital expenditures described herein from working capital, and believes that it will not need to rely upon external financing.

Adoption of FASB 109

         The Company adopted FASB 109 for the year ended December 31, 1993 and subsequent years. The impact of this action is discussed in Note 5 to the Financial Statements included in Item 8.

Item 8.  Financial Statements and Supplementary Data

                         HANDY HARDWARE WHOLESALE, INC.

                              REPORT OF EXAMINATION

                                DECEMBER 31, 1996

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Handy Hardware Wholesale, Inc.
Houston, Texas

Gentlemen:

We have audited the accompanying balance sheets of Handy Hardware Wholesale, Inc., as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                              /s/ Clyde D. Thomas
                                              ----------------------------------
                                              CLYDE D. THOMAS & COMPANY
                                              Certified Public Accountants


February 10, 1997

                         HANDY HARDWARE WHOLESALE, INC.

                                 BALANCE SHEETS



                                                                                  DECEMBER 31,
                                                                         ------------------------------
                                                                            1996               1995
                                                                         -----------        -----------
                              ASSETS
                            ----------
CURRENT ASSETS
   Cash                                                                  $ 1,224,327        $ 1,266,915
   Accounts receivable, net of subscriptions receivable in the
        amount of $45,515 for 1996 and $34,316 for 1995                    9,206,177          6,564,773
   Inventory (Note 1)                                                     11,421,127         10,455,070
   Prepaid Expenses                                                          317,090            320,271
                                                                         -----------        -----------
                                                                         $22,168,721        $18,607,029
                                                                         ===========        ===========
PROPERTY, PLANT AND EQUIPMENT
   At cost, less accumulated depreciation of $3,380,058 (1996)
        and $3,124,646 (1995) (Note 1)                                   $ 9,466,577        $ 9,787,350
                                                                         -----------        -----------
OTHER ASSETS
   Notes receivable (Note 2)                                             $   105,844        $   109,483
   Deferred compensation funded                                              245,110            214,384
   Prepaid expenses                                                           89,451             62,781
                                                                         -----------        -----------
                                                                         $   440,405        $   386,648
                                                                         -----------        -----------
        TOTAL ASSETS                                                     $32,075,703        $28,781,027
                                                                         ===========        ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
   Mortgage payable - Current portion (Note 4)                           $         -        $   308,204
   Note payable - Line of Credit (Note 10)                                   985,883                  -
   Notes payable - Stock - Current portion (Note 3)                           23,860                  -
   Notes payable - Capital Leases (Note 6)                                    67,002             92,783
   Accounts payable - Trade                                               11,932,351          9,519,737
   Accrued expenses payable                                                1,054,493            914,833
   Current income taxes payable                                               67,741                  -
                                                                         -----------        -----------
                                                                         $14,131,330        $10,835,557
                                                                         -----------        -----------
NONCURRENT LIABILITIES
   Mortgage payable - Noncurrent portion (Note 4)                        $         -        $ 2,515,102
   Note payable - Line of credit (Note 10)                                   851,541                  -
   Notes payable - Stock - Noncurrent portion (Note 3)                       209,950            176,810
   Notes payable - Capital Leases (Note 6)                                   123,290            169,126
   Notes payable - Dealer consignment merchandise                            105,844            108,013
   Deferred compensation payable                                             245,110            214,384
   Deferred income taxes payable (Notes 1 and 5)                             297,773            314,410
                                                                         -----------        -----------
                                                                         $ 1,833,508        $ 3,497,845
                                                                         -----------        -----------
        TOTAL LIABILITIES                                                $15,964,838        $14,333,402
                                                                         -----------        -----------

                         HANDY HARDWARE WHOLESALE, INC.

                                 BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                         ------------------------------
STOCKHOLDERS' EQUITY                                                        1996                1995
--------------------                                                     -----------        -----------
   Common stock, Class A, authorized 20,000 shares, $100 par
        value per share, issued 8,220 and 7,960 shares                   $   822,000        $   796,000
   Common stock, Class B, authorized 100,000 shares, $100 par
        value per share, issued 47,733  and 43,149 shares                   4,73,300          4,314,900
   Common stock, Class B subscribed, 4,036.51 and 3,915.35                   403,651            391,535
        shares
        Less subscriptions receivable                                        (22,757)           (17,158)
   Preferred stock, 7% cumulative, authorized 100,000 shares,
        $100 par value per share, issued 50,213.75 and 45,634.5            5,021,375          4,563,450
        shares
   Preferred stock subscribed, 4,036.52 and 3,915.35 shares                  403,652            391,535
        Less subscriptions receivable                                        (22,758)           (17,158)
   Paid in surplus                                                           296,965            280,277
                                                                         -----------        -----------
                                                                         $11,675,428        $10,703,381
   Retained earnings                                                       4,435,437          3,744,244
                                                                         -----------        -----------
        Total Stockholders' Equity                                       $16,110,865        $14,447,625
                                                                         -----------        -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $32,075,703        $28,781,027
        ------------------------------------------                       ===========        ===========

See accompanying notes.

                         HANDY HARDWARE WHOLESALE, INC.

                              STATEMENTS OF INCOME



                                                                           YEAR ENDED DECEMBER 31
                                                              -----------------------------------------------
                                                                  1996              1995              1994
                                                              ------------      ------------     ------------
INCOME
   Net sales                                                  $120,698,632      $114,885,634     $108,766,633
   Sundry income                                                   718,003           917,183          515,450
                                                              ------------      ------------     ------------
        TOTAL INCOME                                          $121,416,635      $115,802,817     $109,282,083
                                                              ------------      ------------     ------------

EXPENSES
   Net material cost                                          $106,732,258      $101,115,786     $ 96,632,590
   Payroll costs                                                 6,390,319         6,210,359        5,621,738
   Other operating costs                                         6,264,249         6,671,296        5,892,054
   Interest expense                                                172,483           236,742          247,916
                                                              ------------      ------------     ------------
        TOTAL EXPENSES                                        $119,559,309      $114,234,183     $108,394,298
                                                              ------------      ------------     ------------

INCOME BEFORE PROVISIONS FOR FEDERAL
INCOME TAX                                                    $  1,857,326      $  1,568,634     $    887,785
PROVISION FOR FEDERAL INCOME TAX (Note 5)                          651,104          (552,150)         316,075
                                                              ------------      ------------     ------------
NET INCOME                                                    $  1,206,222      $  1,016,484     $    571,710
LESS DIVIDENDS ON PREFERRED STOCK                                  515,029           401,155          438,654
                                                              ------------      ------------     ------------
NET INCOME APPLICABLE TO COMMON
STOCKHOLDERS                                                  $    691,193      $    615,329     $    133,056
                                                              ============      ============     ============
EARNINGS PER SHARE OF COMMON STOCK
CLASS A & CLASS B (Note 1)                                    $      12.13      $      11.55     $       2.71
                                                              ============      ============     ============

See accompanying notes.

                         HANDY HARDWARE WHOLESALE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                      1996              1995              1994
                                                   -----------       -----------       -----------
COMMON STOCK, CLASS A $100 PAR VALUE
   Balance at January 1,                           $   796,000       $   779,000       $   797,000
   Stock issued                                         65,000            75,000            72,000
   Stock canceled                                      (39,000)          (58,000)          (90,000)
                                                   -----------       -----------       -----------
   Balance at December 31,                         $   822,000       $   796,000       $   779,000
                                                   -----------       -----------       -----------
COMMON STOCK, CLASS B, $100 PAR VALUE
   Balance at January 1,                           $ 4,314,900       $ 4,020,500       $ 3,829,300
   Stock issued                                        591,700           585,100           568,700
   Stock canceled                                     (133,300)         (290,700)         (377,500)
                                                   -----------       -----------       -----------
   Balance at December 31,                         $ 4,773,300       $ 4,314,900       $ 4,020,500
                                                   -----------       -----------       -----------
COMMON STOCK, CLASS B, SUBSCRIBED
   Balance at January 1,                           $   391,535       $   389,897       $   367,121
   Stock subscribed                                    596,416           580,138           591,476
   Transferred to stock                               (584,300)         (578,500)         (568,700)
                                                   -----------       -----------       -----------
   Balance at December 31,                         $   403,651       $   391,535       $   389,897
   Less subscription receivable                        (22,757)          (17,158)          (19,722)
                                                   -----------       -----------       -----------
        Total                                      $   380,894       $   374,377       $   370,175
                                                   -----------       -----------       -----------
PREFERRED STOCK, 7% CUMULATIVE $100 PAR VALUE
   Balance at January 1,                           $ 4,563,450       $ 4,256,900       $ 4,099,350
   Stock issued                                        606,300           614,000           578,300
   Stock canceled                                     (148,375)         (307,450)         (420,750)
                                                   -----------       -----------       -----------
   Balance at December 31,                         $ 5,021,375       $ 4,563,450       $ 4,256,900
                                                   -----------       -----------       -----------
PREFERRED STOCK, 7% CUMULATIVE SUBSCRIBED
   Balance at January 1,                           $   391,535       $   389,897       $   367,122
   Stock subscribed                                    596,417           580,138           601,075
   Transferred to stock                               (584,300)         (578,500)         (578,300)
                                                   -----------       -----------       -----------
   Balance at December 31,                         $   403,652       $   391,535       $   389,897
   Less subscription receivable                        (22,758)          (17,158)          (19,722)
                                                   -----------       -----------       -----------
        Total                                      $   380,894       $   374,377       $   370,175
                                                   -----------       -----------       -----------
PAID IN CAPITAL SURPLUS
   Balance at January 1,                           $   280,277       $   239,162       $   210,565
   Additions                                            16,688            41,115            28,597
                                                   -----------       -----------       -----------
   Balance at December 31,                         $   296,965       $   280,277       $   239,162
                                                   -----------       -----------       -----------
TREASURY STOCK, AT COST
   COMMON STOCK, CLASS A, AT COST
   Balance at January 1,                           $      --         $      --         $   (38,000)
   Stock reacquired                                    (39,000)         (143,000)          (52,000)
   Stock canceled                                       39,000            58,000            90,000
   Stock issued                                           --              85,000              --
                                                   -----------       -----------       -----------
   Balance at December 31,                         $      --         $      --                --
                                                   -----------       -----------       -----------

                         HANDY HARDWARE WHOLESALE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                     PAGE 2




                                                                YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                      1996              1995              1994
                                                   -----------       -----------       -----------
COMMON STOCK, CLASS B, AT COST
   Balance at January 1,                           $      --         $      --         $  (179,000)
   Stock reacquired                                   (133,300)         (377,700)         (198,500)
   Stock canceled                                      133,300           290,700           377,500
   Stock issued                                           --              87,000              --
                                                   -----------       -----------       -----------
   Balance at December 31,                         $      --         $      --         $      --
                                                   -----------       -----------       -----------

PREFERRED STOCK, 7% CUMULATIVE AT COST
   Balance at January 1,                           $      --         $      --         $  (200,400)
   Stock reacquired                                   (148,375)         (402,350)         (220,350)
   Stock canceled                                      148,375           307,450           420,750
   Stock issued                                           --              94,900              --
                                                   -----------       -----------       -----------
   Balance at December 31,                         $      --         $      --         $      --
                                                   -----------       -----------       -----------

        TOTAL TREASURY STOCK                       $      --         $      --         $      --
                                                   -----------       -----------       -----------

RETAINED EARNINGS
   Balance at January 1,                           $ 3,744,244       $ 3,128,915       $ 2,995,859
   Add:  Net income, year ending December 31,        1,206,222         1,016,484           571,710
   Deduct:  Cash dividends on Preferred Stock (Note    515,029           401,155           438,654
                                                   -----------       -----------       -----------
   Balance at December 31,                         $ 4,435,437       $ 3,744,244       $ 3,128,915
                                                   -----------       -----------       -----------

TOTAL STOCKHOLDERS' EQUITY                         $16,110,865       $14,447,625       $13,164,827
                                                   ===========       ===========       ===========

                         HANDY HARDWARE WHOLESALE, INC.
                            STATEMENTS OF CASH FLOWS



                                                                               YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                       1996             1995              1994
                                                                   -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 1,206,222       $ 1,016,484       $   571,710
Adjustments to reconcile net income to net cash provided by
   operating activities:
        Depreciation                                                   933,983           907,565           813,859
        Deferred income tax                                            (16,637)           21,523            10,701
        (Gain) Loss on sale of property, plant and equipment            (1,000          (126,931)             --
Changes in assets and liabilities:
   (Increase) Decrease in Accounts Receivable                       (2,641,404)          776,897        (1,186,622)
   (Increase) Decrease in Notes Receivable                               3,639           (33,617)          (14,843)
   (Increase) Decrease in Deferred Compensation Investment             (30,726)          (51,622)          (17,154)
   (Increase) Decrease in Inventory                                   (966,057)        2,525,192        (1,496,643)
   (Increase) Decrease in Prepaid Expense                              (23,489)         (131,993)           30,210
   Increase (Decrease) in Note Payable for Dealer Consignment
        Merchandise                                                     (2,169)           34,293            15,553
   Increase (Decrease) in Accounts Payable                           2,412,614        (1,718,857)        1,947,609
   Increase Decrease) in Accrued Expenses Payable                      139,660           483,845            54,147
   Increase (Decrease) in Current Income Tax Payable                    67,741              --                --
   Increase Decrease in Deferred Compensation Payable                   30,726            51,622            17,154
                                                                   -----------       -----------       -----------
        Net cash provided by (used for) operating activities       $ 1,113,103       $ 3,754,401       $   745,681
                                                                   -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                               $  (617,062)      $(3,419,243)      $  (923,973)
Sale of property, plant and equipment                                    4,852           186,033             8,646
                                                                   -----------       -----------       -----------
   Net cash provided by (used for) investing activities            $  (612,210)      $(3,233,210)      $  (915,327)
                                                                   -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Mortgage Payable                            $(2,823,306)      $  (308,205)      $  (308,204)
Increase (Decrease) in Notes Payable - Line of Credit                1,837,424              --                --
Increase (Decrease) in Notes Payable - Lease                           (71,617)           15,640            89,583
Increase (Decrease) in Notes Payable - Stock                            57,000            83,040            30,550
(Increase) Decrease in Subscription Receivable                         (11,199)            5,128            (3,379)
Proceeds from issuance of stock                                      1,303,921         1,585,391         1,293,148
Purchase of Treasury Stock                                            (320,675)         (923,050)         (470,850)
Dividends paid                                                        (515,029)         (401,155)         (438,654)
                                                                   -----------       -----------       -----------
   Net cash provided by (used for) financing activities            $  (543,481)      $    56,789       $   192,194
                                                                   -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               $   (42,588)      $   577,980       $    22,548

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       1,266,915           688,935           666,387
                                                                   -----------       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 1,224,327       $ 1,266,915       $   688,935
                                                                   ===========       ===========       ===========
ADDITIONAL RELATED DISCLOSURES TO THE
STATEMENT OF CASH FLOWS
Interest expense paid                                              $   172,483       $   236,742       $   247,916
Income tax payments                                                    492,922           637,705           333,427

See accompanying notes.

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 1 - ACCOUNTING POLICIES

Cash

   For purposes of the statement of cash flows, Handy Hardware Wholesale, Inc., the Company, considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains a checking account which, at times, exceeds the FDIC coverage normally extended to such accounts. At December 31, 1996, the balance of this account amounted to $1,207,098.

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

Property, Plant, and Equipment

   Property, plant, and equipment are carried at cost. Depreciation of property accounts for financial statement presentation is based on estimated useful lives and methods as follows:

                                                    Life                             Method of
                     Asset                         in Years                        Depreciation
   -------------------------------------------     --------                     -------------------
   Building                                         30-39                       Straight Line
   Furniture and warehouse equipment including
      computer and data processing equipment         3-7                        Straight Line/MACRS
   Transportation equipment                          3-5                        Straight Line

   Property, plant and equipment consists of:

                                                               DECEMBER 31,
                                                       -----------------------------
                                                          1996              1995
                                                       -----------      ------------
Land                                                   $ 2,027,797      $  2,027,797
Buildings & improvements                                 7,479,697         7,450,391
Furniture, computer, warehouse equipment                 2,875,288         2,960,102
Transportation equipment                                   463,853           473,706
                                                       -----------      ------------
                                                       $12,846,635      $ 12,911,996
                                                         3,380,058         3,124,646
                                                       -----------      ------------
                                                       $ 9,466,577      $  9,787,350
                                                       ===========      ============

   Depreciation expense for the year ended December 31, 1996, amounted to $933,983 compared with $907,565 for the year ended December 31, 1995.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 2
                                DECEMBER 31, 1996


NOTE 1 - ACCOUNTING POLICIES (continued)

   Changes in Property, Plant, and Equipment for the year ended December 31, 1996, are shown in the following schedule:

                                         Balance          Additions                               Other          Balance
                                         1-1-96           At Cost         Retirements             Changes       12-31-96
                                       -----------      ------------      ------------             -----       -----------
Land                                   $ 2,027,797      $          -      $          -             $   -       $ 2,027,797
Buildings and improvements               7,450,391            29,305                 -                 -         7,479,697
Furniture, Computers and
   warehouse equipment                   2,960,102           483,291           568,105                 -         2,875,288
Transportation equipment                   473,706           104,465           114,318                 -           463,853
                                       -----------      ------------      ------------             -----       -----------
                                       $12,911,996      $    617,061      $    682,423             $   -       $12,846,635
                                       ===========      ============      ============             =====       ===========

   Changes in Property, Plant, and Equipment for the year ended December 31, 1995, are shown in the following schedule:

                                         Balance         Additions                                Other          Balance
                                         1-1-95          At Cost          Retirements             Changes       12-31-95
                                       -----------      ------------      ------------             -----       -----------
Land                                   $ 2,027,797      $          -      $          -             $   -       $ 2,027,797
Buildings and improvements               5,026,886         2,659,709           236,204                 -         7,450,391
Furniture, Computers and
   warehouse equipment                   2,842,862           738,728           621,488                 -         2,960,102
Transportation equipment                   617,201            20,806           164,301                 -           473,706
                                       -----------      ------------      ------------             -----       -----------
                                       $10,514,746      $  3,419,243      $  1,021,993             $   -       $12,911,996
                                       ===========      ============      ============             =====       ===========

   Changes in Property, Plant, and Equipment for the year ended December 31, 1994, are shown in the following schedule:

                                         Balance         Additions                                Other           Balance
                                         1-1-94          At Cost          Retirements             Changes        12-31-94
                                       -----------      ------------      ------------             -----       -----------
Land                                   $ 2,027,797      $          -      $          -             $   -       $ 2,027,797
Buildings and improvements               4,702,101           324,785                 -                 -         5,026,886
Furniture, Computers and
   warehouse equipment                   2,765,984           435,521           358,643                 -         2,842,862
Transportation equipment                   519,243           163,667            65,709                 -           617,201
                                       -----------      ------------      ------------             -----       -----------
                                       $10,015,125      $    923,973      $    424,352             $   -       $10,514,746
                                       ===========      ============      ============             =====       ===========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 3
                                DECEMBER 31, 1996


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

   Changes in Accumulated Depreciation for Property, Plant, and Equipment for the year ended December 31, 1996, are shown in the following schedule:


                                         Balance          Additions                                Other        Balance
                                         1-1-96            at Cost        Retirements             Changes       12-31-96
                                       -----------      ------------      -----------              -----       -----------
Land                                   $         -      $          -      $         -              $   -       $         -
Buildings and improvements               1,364,782           237,912                -                  -         1,602,694
Furniture, Computers and
warehouse equipment                      1,464,406           601,259          568,105                  -         1,497,560
Transportation equipment                   295,458            94,812          110,466                  -           279,804
                                       -----------      ------------      -----------              -----       -----------
                                       $ 3,124,646      $    933,983      $   678,571              $   -       $ 3,380,058
                                       ===========      ============      ===========              =====       ===========

   Changes in Accumulated Depreciation for Property, Plant, and Equipment for the year ended December 31, 1995, are shown in the following schedule:

                                         Balance         Additions                                 Other        Balance
                                         1-1-95           at Cost         Retirements             Changes       12-31-95
                                       -----------      ------------      -----------              -----       -----------
Land                                   $         -      $          -      $         -              $   -       $         -
Buildings and improvements               1,317,804           225,914          178,936                  -         1,364,782
Furniture, Computers and
warehouse equipment                      1,524,434           561,461          621,489                  -         1,464,406
Transportation equipment                   337,734           120,190          162,466                  -           295,458
                                       -----------      ------------      -----------              -----       -----------
                                       $ 3,179,972      $    907,565      $   962,891              $   -       $ 3,124,646
                                       ===========      ============      ===========              =====       ===========

Changes in Accumulated Depreciation for Property, Plant, and Equipment for the year ended December 31, 1994, are shown in the following schedule:

                                         Balance         Additions                                 Other        Balance
                                         1-1-94           at Cost         Retirements             Changes       12-31-94
                                       -----------      ------------      -----------              -----       -----------
Land                                   $         -      $          -      $         -              $   -       $         -
Buildings and improvements               1,117,714           200,090                -                  -         1,317,804
Furniture, Computers and
warehouse equipment                      1,386,904           496,173          358,643                  -         1,524,434
Transportation equipment                   277,201           117,596           57,063                  -           377,734
                                       -----------      ------------      -----------              -----       -----------
                                       $ 2,781,819      $    813,859      $   415,706              $   -       $ 3,179,972
                                       ===========      ============      ===========              =====       ===========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 4
                                DECEMBER 31, 1996


NOTE 1 - ACCOUNTING POLICIES (continued)

Income Taxes

   Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement and federal tax reporting arising from the following:

1. Depreciation for federal income tax purposes is computed under the Straight Line Method for assets acquired prior to December 31, 1986 and the Modified Accelerated Cost Recovery System for assets acquired after December 31, 1986. For financial statement purposes the Straight Line Method and Modified
   Accelerated Cost Recovery System are being used. The following chart indicates the difference in the depreciation calculations:

                                      Annual              Tax Depreciation        Total
                                 Tax Depreciation        (over) under Book    Accumulation
                                 Over (Under) Book        Depreciation for    Tax Over Book
          Year                     Depreciation            Deleted Assets     Depreciation
        --------                   ------------            --------------     -------------
        12-31-94                      76,849                     9,617           1,310,183
        12-31-95                      30,849                   (27,981)          1,313,051
        12-31-96                      23,003                    (4,582)          1,331,472

2. Deferred compensation is accrued as follows:

        Balance, December 31, 1995                            $ 214,384
        Addition for year ended December 31, 1996                30,726
                                                              ---------
        Balance, December 31, 1996                            $ 245,110
                                                              =========

   The deferred compensation has not been deducted for income tax purposes.

3. Internal Revenue Code Section 263A requires certain costs to be capitalized for inventory purposes. The following schedule shows the amount reported on the tax return.

                                                       DECEMBER 31,
                                               ----------------------------
                                                  1996             1995
                                               -----------      -----------
Book inventory                                 $11,421,127      $10,455,070
Adjustment for 263A Uniform
Capitalization costs                               249,239          208,561
                                               -----------      -----------
Inventory for tax return                       $11,670,366      $10,663,631
                                               ===========      ===========

   The Company accounts for any tax credits as a reduction of income tax expense in the year in which such credits arise.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 5
                                DECEMBER 31, 1996


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

   Earnings Per Share of Common Stock

        Earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to stock issued, stock subscribed, dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              1996            1995            1994
                                                           ----------      ----------       --------
Net Income                                                 $1,206,222      $1,016,484       $571,710
   Less: Dividends on Preferred Stock                         515,029         401,155        438,654
                                                           ----------      ----------       --------
Weighted average shares outstanding                        $  691,193      $  615,329       $133,056
   Income (Loss) per share                                     56,984          53,253         49,129
                                                                12.13           11.55           2.71

Preferred Stock Dividends

   Cash dividends paid on the Company's outstanding preferred stock (par value $100 per share) were 12% for 1996, 10% for 1995, and 12% for 1994, pro-rated for the portion of a twelve month period (ending January 31) during which the preferred stock was held. The weighted average number of preferred shares outstanding during each 12 month period was used to calculate the per share cash dividends on preferred stock as reflected below. Cash dividends have never been paid and are not anticipated to be paid in the future on either class of the Company's outstanding common stock.

                      SCHEDULE OF PREFERRED STOCK DIVIDENDS


        During the
        Year ended                Weighted Average              Per
        December 31              Shares Outstanding            Share
        -----------              ------------------          --------
           1996                        51,277                 $ 10.04
           1995                        47,787                    8.39
           1994                        43,869                   10.00

Revenue Recognition

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Accordingly, revenues and expenses are accounted for using the accrual basis of accounting. Under this method of accounting, revenues are recognized when a receivable exists and expenses are recognized with the liability is incurred.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 6
                                DECEMBER 31, 1996

NOTE 2 - NOTES RECEIVABLE


                                                                                            December 31,
                                                                 -------------------------------------------------------------------
                                                                            1996                                   1995
                                                                 ---------------------------           -----------------------------
               Debtor                  Collateral                Current          Noncurrent           Current            Noncurrent
-----------------------------------    ----------                -------          ----------           -------            ----------
Alamo Heights Hardware                    None                    $   -            $   5,893            $  -              $   5,893
Breed & Co., Inc.                         None                        -                3,089               -                  3,089
Broadway Hardware                         None                        -               21,333               -                 21,333
Commerce Hardware                         None                        -                3,053               -                      -
Decatur Hardware                          None                        -                2,340               -                  2,340
Casey's Supply                            None                        -                1,303               -                      -
Doug Ashy Building Material               None                        -                1,912               -                  1,912
Granbury Farm & Ranch                     None                        -                1,219               -                  1,219
Handyman Hardware                         None                        -               13,165               -                 13,165
Highway 6 Ace Hardware Center             None                        -                5,446               -                  5,446
Island Hardware                           None                        -                    -               -                  2,807
J & B Auto Supply & Hardware              None                        -                2,171               -                  2,171
Jackson Hardware & Supply Co.             None                        -                2,297               -                  2,297
Karl Obst Feed Sales                      None                        -                  825               -                      -
Katy Mason Hardware                       None                        -                    -               -                  3,427
Kilgore Hardware                          None                        -                    -               -                  3,556
King Feed & Hardware                      None                        -                4,255               -                  4,255
Liberty Auto Parts & Hardware             None                        -                2,880               -                  2,880
Marchand's, Inc.                          None                        -                2,830               -                  2,830
Mardis Auto Parts & Hardware              None                        -                2,619               -                  2,619
Max Squires                               None                        -                    -               -                  1,471
Mike's Hardware                           None                        -                1,511               -                  1,511
Overall Lumber                            None                        -                3,362               -                  3,362
A. Peterson Co.                           None                        -                1,993               -                      -
Pitts Hardware                            None                        -                1,772               -                  1,772
RBC Hardware                              None                        -                    -               -                  2,549
Rusty's Plumbing & Hardware               None                        -                1,291               -                      -
Sawyer Brothers Hardware                  None                        -                4,840               -                  4,840
Sealy Ace Hardware                        None                        -                4,920               -                  4,920
Stifter Lumber                            None                        -                3,087               -                  3,087
Trahan Hardware                           None                        -                1,372               -                  1,372
Wagner Hardware                           None                        -                3,360               -                  3,360
Wichita Hardware                          None                        -                1,706               -                      -
                                                                  -----            ---------            ----              ---------
   TOTAL                                                          $   -            $ 105,844            $  -              $ 109,483
                                                                  =====            =========            ====              =========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 7

                                DECEMBER 31, 1996

NOTE 3 - NOTES PAYABLE - STOCK

                                                                           Current Portion            Non-Current Portion
                                                                              December 31,                December 31,
                               Interest                   Maturity      -----------------------      ----------------------
            Payee                Rate      Collateral       Date           1996            1995        1996          1995
----------------------------   --------    ----------     --------      ---------          ----      --------     ---------
Alamo Lumber                     6.25%       None          2000         $       -          $  -      $  3,000     $   3,000
Arlington Hardware               6.25%       None          2000                 -             -        10,000        10,000
Arlington Hardware               6.25%       None          2000                 -             -        46,400        46,400
Beere Hardware                   6.0 %       None          1997             1,100             -             -         1,100
Eagle Lake Farm &                6.25%       None          2001                 -             -         9,000             -
   Hwy Supply
Community Hardware               6.25%       None          2000                 -             -         6,400         6,400
Cleveland Hardware               6.0%        None          1997            21,760             -             -        21,760
Company Store                    6.25%       None          2000                 -             -         9,600         9,600
Cyprus Creek Hardware            6.25%       None          2001                 -             -        14,400             -
D.A.D.S. Wholesale, Inc.         6.25%       None          2000                 -             -         5,000         5,000
Dav's Home Center                6.0%        None          1999                 -             -         8,600         8,600
Gulfway Lumber Co.               6.25%       None          2000                 -             -        12,800        12,800
Hawkins Hardware                 6.0%        None          1999                 -             -         2,150         2,150
Hometown Hardware                6.0%        None          1997             1,000             -             -         1,000
J & B Builders                   6.0%        None          1998                 -             -         7,000         7,000
Ken's Hardware                   6.0%        None          1999                 -             -         5,000         5,000
King Copeland                    6.25%       None          2001                 -             -        14,240             -
McGinty Hardware                 6.25%       None          2001                 -             -        19,360             -
Patterson Hardware               6.25%       None          1999                 -             -        12,000        12,000
Rockdale Building Center         6.25%       None          2000                 -             -         3,000         3,000
Space City Hardware              6.0%        None          1999                 -             -         9,000         9,000
Swan Lake Hardware               6.25%       None          2000                 -             -         5,000         5,000
Yeager TV Hardware               6.0%        None          1999                 -             -         2,000         2,000
Yeager TV Hardware               7.0%        None          2000                 -             -         6,000         6,000
                                                                         ---------          ---      --------     ---------
                                                                         $  23,860          $  -     $209,950     $ 176,810
                                                                         =========          ====     ========     =========

Interest only is paid the first four years, and interest and principal are paid in the fifth year.

Principal payments applicable to the next five years are as follows:

                           1997              $ 23,860
                           1998                 7,000
                           1998                38,750
                           2000               107,200
                           2001                57,000
                                             --------
                                             $233,810
                                             ========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 8
                                DECEMBER 31, 1996

NOTE 4 - MORTGAGE PAYABLE

         On April 2, 1993, Texas Commerce Bank approved a $3,670,868 loan for the purpose of refinancing the property at 8300 Tewantin Drive. Monthly principal payments in the amount of $25,684 began April 30, 1993. Interest was calculated at 7.2% annual rate payable monthly. The mortgage was retired in August, 1996 by using a portion of the line of credit extended by Texas Commerce Bank. See Note 10.

         The mortgage payable is secured by land and buildings at the present location on Tewantin Street and classified as follows:

                                            December 31,
                                       ----------------------
                                         1996         1995
                                       -------     ----------
Current Liabilities                    $     -     $  308,204
Noncurrent Liabilities                 $     -     $2,515,102
                                       -------     ----------
                                       $     -     $2,823,306
                                       =======     ==========

         On October 7, 1994, the board of directors approved the construction of a 96,715 square foot expansion of the warehouse facility. The expansion was completed in 1995. Financing had been arranged through NationsBank for the cost of construction of the addition; however, no financing from this source was used during construction as a temporary loan was made on the line of credit at Texas Commerce Bank. This temporary loan was repaid in May, 1995.

NOTE 5 - INCOME TAXES

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method.

     The major categories of deferred income tax provisions are as follows (based on FASB 109):

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                          1996           1995           1994
                                                                       ----------     ----------     ----------
Excess of tax over book depreciation                                   $1,331,472     $1,313,050     $1,310,183
Allowance for bad debts                                                    (7,195)             -              -
Inventory - ending inventory adjustment for tax recognition of
     Sec. 263A Uniform Capitalization Costs                              (249,239)      (208,561)      (285,988)
Deferred compensation                                                    (199,235)      (179,754)      (162,762)
                                                                       ----------     ----------     ----------
     Total                                                             $  875,803     $  924,735     $  861,433
     Statutory tax rate                                                        34%            34%            34%
                                                                       ----------     ----------     ----------
Cumulative deferred income tax payable                                 $  297,773     $  314,410     $  292,887
                                                                       ==========     ==========     ==========
     Classified as:
     Current liability                                                 $        -     $        -     $        -
     Noncurrent liability                                                 297,773        314,410        292,887
                                                                       ----------     ----------     ----------
                                                                       $  297,773     $  314,410     $  292,887
                                                                       ==========     ==========     ==========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 9
                                DECEMBER 31, 1996


NOTE 5 - INCOME TAXES (CONTINUED)

Reconciliation  of  income  taxes  on  difference   between  tax  and  financial
accounting:

                                                                               YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                          1996           1995           1994
                                                                        ---------      ---------      ---------
Principal components of income tax expense Federal:
    Current
     Income tax paid                                                    $ 492,922      $ 637,705      $ 333,427
     Carryover of prepayment from prior year                              107,078              -         65,323
     Current income tax payable                                            67,741              -              -
                                                                        ---------      ---------      ---------
                                                                        $ 667,741      $ 637,705      $ 398,750
     Carryover to subsequent year                                               -        107,078         93,377
                                                                        ---------      ---------      ---------
     Income tax for tax reporting at statutory rate of 34%              $ 667,741      $ 530,627      $ 305,373
  Deferred
    Adjustments for financial reporting:
     Depreciation                                                           6,263            975         26,129
     263A Uniform capitalization costs                                    (13,831)        26,325         (9,595)
     Other                                                                 (9,069)        (5,777)        (5,832)
                                                                        ----------     ----------     ---------
Provision for federal income tax                                        $ 651,104      $ 552,150      $ 316,075
                                                                        =========      =========      =========

NOTE 6 - LEASES

     Operating Leases

              The Company leases certain trucks and warehouse equipment under long-term operating lease agreements. The leases expire in 1997, 1998, 1999, 2000, 2001, and 2002.

              The following is a schedule of future minimum lease payments for operating leases as of December 31, 1996 and 1995 for the subsequent five years:

                                         YEAR ENDED
                                         DECEMBER 31
                             ------------------------------------
                               1996                        1995
                             --------                    --------
1996                         $      -                    $496,571
1997                          584,407                     472,288
1998                          546,220                     424,156
1999                          535,845                     400,401
2000                          508,881                     354,240
2001                          352,349                           -

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 10
                                DECEMBER 31, 1996


Capital Leases

     The Company leases equipment as a capital lease. The following is an analysis of the leased property under capital leases by major class:

                                                       YEAR ENDED
                                                       DECEMBER 31,
                                             -------------------------------
                                               1996                  1995
                                             --------               --------
Class of Property
     Furniture, computers, and
       warehouse equipment                   $413,506               $385,324
     Transportation equipment                  39,971                 39,971
                                             --------               --------
                                             $453,477               $425,295
     Less: Accumulated depreciation           263,078                172,383
                                             --------               --------
                                             $190,399               $252,912
                                             ========               ========

     The following is a schedule by year of future minimum lease payments for capital leases.

                                          YEAR ENDED
                                          DECEMBER 31
                             ------------------------------------
                               1996                        1995
                             --------                    --------
1996                         $      -                    $ 92,783
1997                           67,002                      49,636
1998                           39,377                      40,523
1999                           38,985                      36,937
2000                           31,506                      29,458
2001                           13,422                      12,571
                             --------                    --------
TOTAL                        $190,292                    $261,908
                             ========                    ========

The lease payments are reflected in the Balance Sheet as current and noncurrent obligations under capital leases of $67,002 and $123,290, respectively. The estimated interest rates range from 4% to 9%.

Rental Expenses

     Rental expenses for the preceding three years are:


                    1996                              $909,912
                    1995                               854,603
                    1994                               749,881

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 11
                                DECEMBER 31, 1996


NOTE 7 - RELATED PARTY TRANSACTIONS

     NONE

     The Company is owned entirely by its dealers and former dealers. No shareholder is the beneficial owner of more than five percent of any class of the company's voting securities. Substantially all sales are made to the member-dealers (owners) of the Company.

NOTE 8 - RETIREMENT PLAN - DEFINED CONTRIBUTIONS

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


                  1996                              $561,318
                  1995                               515,847
                  1994                               400,000

NOTE 9 - STOCK PURCHASE FORMULA

         Effective July, 1991, the Board of Directors approved a modification of the stock investment formula for dealers. Based on annual purchases by dealers, limits of stock investments are determined by formula to arrive at a maximum investment in Handy stock. In 1995 and 1996 the Board approved the repurchase of certain shares from those shareholders who are over-invested in the Company's capital stock by $4,000 or more. The amount repurchased was the amount of stock (based on purchase price of $100 per share) equal to one fourth of the overinvested amount, equally divided between shares of Preferred Stock and Class B Common Stock. In connection with the repurchase, the minimum required investment in the Company's capital stock was raised from $5,000 to $10,000. In 1995 and 1996 the Company repurchased 326 and 168 shares for $32,600 and $16,800, respectively.

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 12
                                DECEMBER 31, 1996

NOTE 10 - LINE OF CREDIT

         Texas Commerce Bank committed to a $7,500,000 unsecured revolving line of credit. The commitment expires on April 30, 1998. Borrowing against the line of credit during the year was as follows.

     Balance            Borrowing                              Balance             Interest              Interest
     1-01-96             8-01-96           Payments           12-31-96               Rate                  Paid
     -------             -------           --------           --------              -------              --------
      $-0-             $2,449,898          $612,474          $1,837,424              6.25%                $32,695

The line of credit liability is classified as follows:

                                               December 31
                                     ------------------------------
                                        1996                  1995
                                     ----------              ------
Current Liabilities                  $  985,883              $    -
Noncurrent Liabilities                  851,541                   -
                                     ----------
                                     $1,837,424              $    -
                                     ==========              ======

     Principal payment applicable to the next five years is as follows:

                    1997                $367,485
                    1998                       -
                    1999                       -
                    2000                       -
                    2001                       -

     The line of credit loan was used to retire the  mortgage  payable (see Note
4). Terms of the line of credit require monthly payments of accrued interest with the balance of the loan to be repaid on April 30, 1998. The amount shown as a current liability is the amount estimated to be paid in 1997.

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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)      Documents Filed as Part of this Report
                                                                            Page
     (1)      Financial Statements                                     Reference

              Auditor's Report................................................14

              Balance Sheets at December 31,
                1996 and 1995.................................................15

              Statements of Income for the
                years ended December 31,
                1996, 1995 and 1994 ..........................................17

              Statements of Stockholders' Equity
                for the years ended December 31,
                1996, 1995 and 1994 ..........................................18

              Statements of Cash Flows for the years ended
                December 31, 1996, 1995 and 1994 .............................19

              Notes to Financial Statements...................................21

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

              10.11 Sixth Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated November 14, 1995.

      *,**    10.12   Seventh Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated September 30, 1996.

      **      11.1    Statement re computation of per share earnings.

-----------------------
* Management Contract
** Filed herewith.


     The Company will furnish to any requesting shareholder a copy of any exhibit upon payment of $.40 per page to cover the expense of furnishing such copies. Requests should be directed to Tina S. Kirbie, Secretary and Treasurer, Handy Hardware Wholesale, Inc., 8300 Tewantin Drive, Houston, Texas 77061.


     (b)      Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended December 31, 1996.

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

                                           HANDY HARDWARE WHOLESALE, INC.


                                           -------------------------------------
                                           JAMES D. TIPTON
                                           President and Chief Executive Officer
March ___, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Handy Hardware Wholesale, Inc., and in the capacities and on the dates indicated.

  Signature                          Title                             Date

--------------------------   President, Chief Executive           March __, 1997
James D. Tipton              Officer and Director

--------------------------   Chief Financial and                  March __, 1997
Tina S. Kirbie               Accounting Officer

--------------------------   Director                             March __, 1997
Weldon D. Bailey

--------------------------   Director                             March __, 1997
Norman J. Bering, II

--------------------------   Director                             March __, 1997
Susie Bracht-Black

--------------------------   Director                             March __, 1997
Virgil H. Cox

--------------------------   Director                             March __, 1997
Samuel J. Dyson

--------------------------   Director                             March __, 1997
Robert L. Eilers

--------------------------   Director                             March __, 1997
Phil Grothues

--------------------------   Director                             March __, 1997
Larry Ward

--------------------------   Director                             March __, 1997
Leroy Welborn

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Handy Hardware Wholesale, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HANDY HARDWARE WHOLESALE, INC.


                                                   /s/James D. Tipton
                                           -------------------------------------
                                           JAMES D. TIPTON
                                           President and Chief Executive Officer
March 12, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Handy Hardware Wholesale, Inc., and in the capacities and on the dates indicated.

  Signature                          Title                             Date

/s/James D. Tipton           President, Chief Executive           March 12, 1997
--------------------------   Officer and Director
   James D. Tipton

/s/Tina S. Kirbie            Chief Financial and                  March 12, 1997
--------------------------   Accounting Officer
   Tina S. Kirbie

/s/Weldon D. Bailey          Director                             March 12, 1997
--------------------------
   Weldon D. Bailey

/s/Norman J. Bering, II      Director                             March 13, 1997
--------------------------
   Norman J. Bering, II

/s/ Susie Bracht-Black       Director                             March 12, 1997
--------------------------
    Susie Bracht-Black

/s/Virgil H. Cox             Director                             March 12, 1997
--------------------------
   Virgil H. Cox

/s/Samuel J. Dyson           Director                             March 12, 1997
--------------------------
   Samuel J. Dyson

/s/Robert L. Eilers          Director                             March 15, 1997
--------------------------
   Robert L. Eilers

/s/Phil Grothues             Director                             March 17, 1997
--------------------------
   Phil Grothues

/s/ Larry Ward               Director                             March 12, 1997
--------------------------
    Larry Ward

/s/Leroy Welborn             Director                             March 12, 1997
--------------------------
   Leroy Welborn

                                  EXHIBIT 10.12

                    Seventh Amendment to Employment Agreement

     Reference is made to an Employment Agreement (hereinafter called "Agreement") dated July 9, 1980, between Handy Hardware Wholesale, Inc., a Texas corporation (therein and hereinafter called "Employer"), and James D. Tipton (therein and hereinafter called "Employee"), the First Amendment to the Agreement, dated August 18, 1980 (the "First Amendment"), the Second Amendment to the Agreement, dated July 18, 1985 (the "Second Amendment"), the Third Amendment to the Agreement, dated December 6, 1988 (the "Third Amendment"), the Fourth Amendment to the Agreement, dated September 20, 1991 (the "Fourth Amendment"), the Fifth Amendment to the Agreement, dated September 7, 1993 (the "Fifth Amendment"), and the Sixth Amendment to the Agreement, dated November 14, 1995 (the "Sixth Amendment").

     At this time, Employer and Employee wish to amend the Agreement, the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Sixth Amendment as hereinafter set forth:

     NOW THEREFORE, in consideration of the premises, the agreements herein contained and other good and valuable considerations, Employer and Employee hereby amend the Agreement, the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Sixth Amendment as follows:

     1. Subparagraph (9) of Paragraph 2.a. is hereby amended to read as follows:

              "(9) For the period from January 1, 1996 to December 31, 1998, Employer shall pay Employee $20,834.34 per month, payable semi-monthly on the 15th and last day of each month during this period."

     2.       Paragraph 3.a. is hereby amended to read as follows:

              "a. The term of employment by Employer shall mean the period commencing August 18, 1980, and terminating December 31, 1998, unless sooner terminated in accordance with the terms and conditions hereinafter set forth, provided, however, in the event of the death of Employee, the term of employment shall end the 60th day after the date of the death of Employee."

     Except as amended above, the Agreement, the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Sixth Amendment remain unchanged and continue in full force and effect.

     This Seventh Amendment is executed in multiple counterparts, each of which shall have the force and effect of an original, this 30th day of September, 1996.

                                                  HANDY HARDWARE WHOLESALE, INC.

   /s/ James D. Tipton                            By: /s/ Weldon D. Bailey
---------------------------                          ---------------------------
     James D. Tipton                                 Chairman of the Board
         EMPLOYEE                                              EMPLOYER

                                  EXHIBIT 11.1

                        Computation of Per Share Earnings


                                              1996          1995            1994
                                           ----------    ----------      ----------

Net Income                                 $1,206,222    $1,016,484      $  571,710

Dividends Paid                             $ (515,029)   $ (401,155)     $ (438,654)
                                           ----------    ----------      ----------

                                           $  691,193    $  615,329      $  133,056

Weighted Average Shares Outstanding            56,984        53,253          49,129

Earnings Per Share of Common Stock         $    12.13    $    11.55      $     2.71