Form 10-Q
period 1997-03-31
HANDY HARDWARE WHOLESALE INC
filed 1997-05-15
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

          [X]          Quarterly Report Pursuant to Section 13
                       or 15(d) of the Securities Exchange Act
                       of 1934.

                 For the quarterly period ended March 31, 1997.

                         Commission File Number 0-15708



                         HANDY HARDWARE WHOLESALE, INC.
             (Exact name of Registrant as specified in its charter)

    TEXAS                                                        74-1381875
  (State of                                                   (I.R.S. Employer
Incorporation)                                               Identification No.)

  8300 Tewantin Drive, Houston, Texas                               77061
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

The number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 1997, was 8340 shares of Class A Common Stock, $100 par value, and 49,089 shares of Class B Common Stock, $100 par value.

                                                              Page 1 of 19 Pages

                         HANDY HARDWARE WHOLESALE, INC.

                                     INDEX

PART I   Financial Information                                          Page No.

         Item 1.  Financial Statements

                  Condensed Balance Sheet March 31, 1997
                      and December 31, 1996 ...........................    3 - 4

                  Condensed Statement of Income - Three Months
                      Ended March 31, 1997 and 1996....................        5

                  Condensed Statement of Cash Flows - Three Months
                      Ended March 31, 1997 and 1996....................    6 - 7

                  Notes to Condensed Financial Statements..............   8 - 12


         Item 2.  Management's Discussion & Analysis of Financial
                  Condition and Results of Operations..................  13 - 17

PART II  Other Information

         Items 1-6  None                                                      18

         Signatures                                                           19





                                                              Page 2 of 19 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                                                   MARCH 31,                        DECEMBER 31,
                                                                                     1997                               1996
                                                                                 ------------                       -----------

ASSETS
------

CURRENT ASSETS
--------------
        Cash                                                                     $  3,464,479                       $ 1,224,327
        Accounts Receivable, net of subscriptions receivable in                    12,058,520                         9,206,177
              the amount of $53,750 for 1997 and $45,515 for 1996
        Inventory                                                                  13,281,698                        11,421,127
        Other Current Assets                                                          247,790                           317,090
                                                                                 ------------                       -----------
                                                                                 $ 29,052,487                       $22,168,721
                                                                                 ------------                       -----------

PROPERTY, PLANT AND EQUIPMENT (Note 2)
--------------------------------------
        At Cost Less Accumulated Depreciation
        of $3,592,678(1997) and $3,380,058 (1996)                                $  9,355,110                       $ 9,466,577
                                                                                 ------------                       -----------

OTHER ASSETS
------------
        Notes Receivable (Note 3)                                                $    112,312                       $   105,844
        Deferred Compensation Funded                                                  245,110                           245,110
        Other Noncurrent Assets                                                           -0-                            89,451
                                                                                 ------------                       -----------
                                                                                 $    357,422                       $   440,405
                                                                                 ------------                       -----------
TOTAL ASSETS                                                                     $ 38,765,019                       $32,075,703
------------                                                                     ============                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
        Note Payable-Line of Credit                                              $    851,541                       $   985,883
        Notes Payable-Stock (Note 4)                                                   23,860                            23,860
        Notes Payable-Capital Lease                                                    61,644                            67,002
        Accounts Payable - Trade                                                   19,280,323                        11,932,351
        Other Current Liabilities                                                     552,501                         1,054,493
        Current Deferred Income Taxes Payable (Note 5)                                 13,265                               -0-
        Federal Income Taxes Payable (Note 5)                                         208,281                            67,741
                                                                                 ------------                       -----------
                                                                                 $ 20,991,415                       $14,131,330
                                                                                 ------------                       -----------
NONCURRENT LIABILITIES
----------------------
        Note Payable-Line of Credit                                              $    618,398                       $   851,541
        Notes Payable-Stock (Note 4)                                                  209,950                           209,950
        Notes Payable-Capital Lease                                                   113,446                           123,290
        Notes Payable-Vendor                                                          112,312                           105,844
        Deferred Compensation Payable                                                 245,110                           245,110
        Deferred Income Taxes Payable (Note 5)                                        291,591                           297,773
                                                                                 ------------                       -----------
                                                                                 $  1,590,807                       $ 1,833,508
                                                                                 ------------                       -----------
TOTAL LIABILITIES                                                                $ 22,582,222                       $15,964,838
-----------------                                                                ============                       ===========

               The accompanying notes are an integral part of the
                        Condensed Financial Statements.


                                                              Page 3 of 19 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)



                                                                                  MARCH 31,                         DECEMBER 31,
                                                                                    1997                               1996
                                                                                 -----------                        ----------

        STOCKHOLDERS' EQUITY
        --------------------
          Common Stock, Class A, authorized 20,000 shares, $100
              par value per share, issued 8,410 & 8,220 shares                   $   841,000                        $  822,000
          Common Stock, Class B, authorized 100,000 shares, $100
              par value per share, issued 49,293 & 47,733 shares                   4,929,300                         4,773,300
          Common Stock, Class B Subscribed 4,081.03 & 4,036.51 shares                408,103                            403,651
          Less Subscription Receivable                                               (26,875)                           (22,757)
          Preferred Stock 13% Cumulative, authorized 100,000 shares, $100
              par value per share, issued 51,823.75 & 50,213.75 shares             5,182,375                          5,021,375
          Preferred Stock, Subscribed 4,081.03 & 4,036.52 shares                     408,103                            403,652
          Less Subscription Receivable                                               (26,875)                           (22,758)
          Paid in Surplus                                                            301,411                            296,965
                                                                                 -----------                        -----------
                                                                                 $12,016,542                        $11,675,428
          Less: Cost of Treasury Stock 528 & -0- shares                              (52,800)                               -0-
                                                                                 -----------                        -----------
                                                                                 $11,963,742                        $11,675,428

          Retained Earnings                                                        4,219,055                          4,435,437
                                                                                 -----------                        -----------
              Total Stockholders' Equity                                         $16,182,797                        $16,110,865
                                                                                 -----------                        -----------


              TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $38,765,019                        $32,075,703
              ----------------------------------------                           ===========                        ===========

               The accompanying notes are an integral part of the
                         Condensed Financial Statements.



                                                              Page 4 of 19 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------------
                                                                         1997                    1996
                                                                     ------------             -----------
         INCOME
         ------
           Net Sales                                                 $ 33,119,640             $32,934,675
           Sundry Income                                                  142,872                 142,708
                                                                     ------------             -----------
         TOTAL INCOME                                                $ 33,262,512             $33,077,383
         ------------                                                ------------             -----------


         EXPENSE
         -------
           Net Material Costs                                        $ 29,542,472             $29,577,383
           Payroll Costs                                                1,526,874               1,465,273
           Other Operating Costs                                        1,563,797               1,477,733
           Interest Expense                                                 9,575                  55,361
                                                                     ------------             -----------
         TOTAL EXPENSE                                               $ 32,642,718             $32,575,750
         -------------                                               ------------             -----------



         INCOME BEFORE PROVISIONS FOR ESTIMATED FEDERAL
         ----------------------------------------------
         INCOME TAX (Note 5)                                         $    619,794             $   501,633
         ------------------

         PROVISIONS FOR ESTIMATED FEDERAL INCOME TAX
         -------------------------------------------
         (Note 5)                                                        (215,364)               (174,789)
         --------                                                    ------------             -----------


         NET INCOME                                                  $    404,430             $   326,844
         ----------

         LESS ACCRUED DIVIDENDS ON
         PREFERRED STOCK                                                 (155,203)               (128,757)
         -------------------------                                   ------------             -----------

         NET INCOME APPLICABLE TO
         COMMON STOCKHOLDERS                                         $    249,227             $   198,087
         ------------------------                                    ============             ===========

         EARNINGS PER SHARE OF
         COMMON STOCK, CLASS A &
         CLASS B (Note 1)                                            $       4.12             $      3.57
         -----------------------                                     ============             ===========


               The accompanying notes are an integral part of the
                        Condensed Financial Statements.



                                                              Page 5 of 19 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------------------
                                                                                      1997                        1996
                                                                                  -----------                 -----------
CASH FLOWS FROM OPERATING ACTIVITY
     Net Income                                                                   $   404,430                 $   326,844
                                                                                  -----------                 -----------
       Adjustments to Reconcile Net
              Income to Net Cash Provided by
              Operating Activities:
                 Depreciation                                                     $   217,173                 $   212,262
                 Increase in Deferred Income Tax                                        7,083                       8,837

     Changes in Assets and Liabilities
       Increase in Accounts Receivable                                            $(2,852,343)                $(5,260,527)
       Increase in Notes Receivable                                                    (6,468)                     (4,993)
       Increase in Inventory                                                       (1,860,571)                 (2,779,228)
       Decrease in Other Assets                                                       158,751                     144,037
       Increase in N/P-Vendor                                                           6,468                       5,169
       Increase in Accounts Payable                                                 7,347,972                   9,476,236
       Decrease in Other Liabilities                                                 (501,992)                   (217,298)
       Increase in Federal Income
                      Taxes Payable                                                   140,540                      58,874
                                                                                  -----------                 -----------
                      TOTAL ADJUSTMENTS                                           $ 2,656,613                 $ 1,643,369
                                                                                  -----------                 -----------

                      NET CASH PROVIDED BY
                      OPERATING ACTIVITIES                                        $ 3,061,043                 $ 1,970,213
                                                                                  -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                         $  (105,706)                $   (58,381)
     Disposition of Fixed Assets                                                          -0-                         -0-
                                                                                  -----------                 -----------
                      NET CASH USED FOR INVESTING ACTIVITIES                      $  (105,706)                $   (58,381)
                                                                                  -----------                 -----------

               The accompanying notes are an integral part of the
                        Condensed Financial Statements.


                                                              Page 6 of 19 Pages

STATEMENT OF CASH FLOWS (UNAUDITED) Cont.


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------------------
                                                                                      1997                        1996
                                                                                  -----------                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease Note Payable - Line of Credit                                      $  (367,485)                $       -0-
      Decrease in Mortgage Payable                                                        -0-                     (77,051)
      Increase in Notes Payable - Stock                                                   -0-                       9,000
      Decrease in Notes Payable - Capital Lease                                       (15,202)                    (16,024)
      Increase in Subscription Receivable                                              (8,235)                    (18,566)
      Proceeds From Issuance of Stock                                                 349,349                     341,792
      Purchase of Treasury Stock                                                      (52,800)                    (63,200)
      Dividends Paid                                                                 (620,812)                   (515,029)
                                                                                  -----------                 -----------
           NET CASH USED FOR FINANCING ACTIVITIES                                 $  (715,185)                $  (339,078)
                                                                                  -----------                 -----------

NET INCREASE IN CASH & CASH EQUIVALENTS                                           $ 2,240,152                 $ 1,572,754

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,224,327                   1,266,915
                                                                                  -----------                 -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                          $ 3,464,479                 $ 2,839,669
                                                                                  ===========                 ===========






      ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS

                           Interest Expense Paid                                  $     9,575                 $    55,361
                           Income Taxes Paid                                              -0-                         -0-


The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.


                                                              Page 7 of 19 Pages

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

(2)      Earnings Per Share:

         Earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------
                                                                                1997                    1996
                                                                             ----------             ----------
Calculation of Earnings Per Share of Common Stock

         Net Income                                                          $  404,430             $  326,844
             Less: Accrued Dividends
             On Preferred Stock                                                (155,203)              (128,757)
                                                                             ----------             ----------
                                                                             $  249,227             $  198,087
         Weighted Average
             Shares of Common Stock (Class A & Class B) outstanding              60,536                 55,514
         Income Per Share of Common Stock                                    $     4.12             $     3.57
                                                                             ==========             ==========







                                                              Page 8 of 19 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(3)      Revenue Recognition:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Accordingly, revenues and expenses are accounted for using the accrual basis of accounting. Under this method of accounting, revenues and receivables are recognized when merchandise is shipped or services are rendered and expenses are recognized when the liability is incurred.

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

         Because the Company is unable to anticipate the amount of the Preferred Stock dividends, it does not accrue a liability for the payment of those dividends on its balance sheet. To more properly reflect income, however, on the Condensed Statement of Income included herein, the Company has accrued an estimated portion of the dividends to be paid in the first quarter of 1998 based on the dividends paid in the first quarter of 1997.

         When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the three months ended March 31, 1997, contained herein, therefore, are net of dividends actually paid during the first quarter of 1997 in the amount of $620,812.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:

                                                           MARCH 31,                               DECEMBER 31,
                                                             1997                                     1996
                                                          -----------                              -----------

Land                                                      $ 2,027,797                              $ 2,027,797
Building & Improvements                                     7,479,697                                7,479,697
Furniture, Computer, Warehouse                              2,976,441                                2,875,288
Transportation Equipment                                      463,853                                  463,853
                                                          -----------                              -----------
                                                          $12,947,788                              $12,846,635

Less:  Accumulated Depreciation                            (3,592,678)                              (3,380,058)
                                                          -----------                              -----------
                                                          $ 9,355,110                              $ 9,466,577
                                                          ===========                              ===========


                                                              Page 9 of 19 Pages

NOTE 3 - NOTES RECEIVABLE

                                                             CURRENT PORTION                            NONCURRENT PORTION
                                                       -----------------------------                 --------------------------
                                                       MARCH 31,            DEC. 31,                 MARCH 31,         DEC. 31,
DEBTOR                                 COLLATERAL       1997                  1996                     1997             1996
------                                 ----------      ---------            --------                 ---------         --------

Alamo Heights Hdwe.                          -          $-0-                  $ -0-                   $  5,893         $  5,893
Breed & Co., Inc.                            -           -0-                    -0-                      3,090            3,089
Broadway Hdwe.                               -           -0-                    -0-                     21,333           21,333
Casey's Supply                               -           -0-                    -0-                      1,303            1,303
Commerce Hdwe.                               -           -0-                    -0-                      3,053            3,053
Decatur Hdwe.                                -           -0-                    -0-                      2,340            2,340
Doug Ashy Bldg. Mt'l                         -           -0-                    -0-                      5,422            1,912
Grandbury Farm & Ranch                       -           -0-                    -0-                      1,219            1,219
Grogan Bldg. Supply Co.                      -           -0-                    -0-                        824              -0-
Handyman Hdwe.                               -           -0-                    -0-                     13,165           13,165
Henckel's Hwy. 6 Ace Home Ctr.               -           -0-                    -0-                      5,446            5,446
J & B Auto Supply & Hdwe.                    -           -0-                    -0-                      2,171            2,171
Jackson Hdwe. & Supply Co.                   -           -0-                    -0-                      2,297            2,297
Karl Obst Feed Sales                         -           -0-                    -0-                        825              825
King Feed & Hdwe.                            -           -0-                    -0-                      4,255            4,255
Liberty Auto Parts & Hdwe.                   -           -0-                    -0-                      2,880            2,880
Marchand's Inc.                              -           -0-                    -0-                      2,830            2,830
Mardis Auto Parts & Hdwe.                    -           -0-                    -0-                      2,619            2,619
Mike's Hardware                              -           -0-                    -0-                      1,511            1,511
Motes Lbr.                                   -           -0-                    -0-                      2,231              -0-
Overall Lumber                               -           -0-                    -0-                      3,362            3,362
A. Peterson Co.                              -           -0-                    -0-                      1,993            1,993
Pitts Hdwe.                                  -           -0-                    -0-                      1,772            1,772
Rusty's Plumbing & Hdwe.                     -           -0-                    -0-                      1,291            1,291
Sawyer Brothers Hdwe.                        -           -0-                    -0-                      4,840            4,840
Sealy Ace Hdwe.                              -           -0-                    -0-                      4,920            4,920
Stifter Lbr.                                 -           -0-                    -0-                      3,087            3,087
Trahan Hdwe.                                 -           -0-                    -0-                      1,372            1,372
Wagner Hdwe.                                 -           -0-                    -0-                      3,262            3,360
Wichita Hdwe.                                -           -0-                    -0-                      1,706            1,706
                                                        ----                   ----                   --------         --------
                                                        $-0-                   $-0-                   $112,312         $105,844
                                                        ====                   ====                   ========         ========

The notes in the above table reflect amounts due to the Company from its Member-Dealers under a deferred payment agreement with the Company. Under this agreement, the Company supplies Member-Dealers with an initial order of General Electric lamps. The payment for this order is deferred so long as the Member-Dealer continues to purchase General Electric lamps through the Company. If a Member-Dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric bills the Company for the Member-Dealer's initial order and the note becomes immediately due and payable in full to the Company.


                                                             Page 10 of 19 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - NOTES PAYABLE - STOCK

                                                                     CURRENT PORTION                 NONCURRENT PORTION
                                                                   ---------------------          -----------------------
                          INTEREST                  MATURITY        MARCH 31,   DEC. 31,          MARCH 31,      DEC. 31,
PAYEE                       RATE     COLLATERAL       DATE           1997         1996             1997            1996
-----                       ----     ----------       ----           ----         ----             ----            ----

Alamo Lbr.                  6.25%      None           2000         $   -0-      $   -0-           $ 3,000        $ 3,000
Arlington Hdwe.             6.25%      None           2000             -0-          -0-            56,400         56,400
Beere Hdwe.                 6.00%      None           1997           1,100        1,100               -0-            -0-
Cleveland Hdwe.             6.00%      None           1997          21,760       21,760               -0-            -0-
Community Hdwe.             6.25%      None           2000             -0-          -0-             6,400          6,400
Company Store               6.25%      None           2000             -0-          -0-             9,600          9,600
Cypress Creek Hdwe.         6.25%      None           2001             -0-          -0-            14,400         14,400
D.A.D.S. Whsle, Inc.        6.25%      None           2000             -0-          -0-             5,000          5,000
Dan's Home Ctr.             6.00%      None           1999             -0-          -0-             8,600          8,600
Eagle Lake Farm &
  Home Supply               6.25%      None           2001             -0-          -0-             9,000          9,000
Gulfway Lbr.                6.25%      None           2000             -0-          -0-            12,800         12,800
Hawkins Hdwe.               6.00%      None           1999             -0-          -0-             2,150          2,150
Hometown Hdwe.              6.00%      None           1997           1,000        1,000               -0-            -0-
J & B Builders              6.00%      None           1998             -0-          -0-             7,000          7,000
Ken's Hdwe.                 6.00%      None           1999             -0-          -0-             5,000          5,000
King Copeland Lbr. Co       6.25%      None           2001             -0-          -0-            14,240         14,240
McGinty's Hdwe.             6.25%      None           2001             -0-          -0-            19,360         19,360
Patterson Hdwe.             6.00%      None           1999             -0-          -0-            12,000         12,000
Rockdale Bldg. Ctr.         6.25%      None           2000             -0-          -0-             3,000          3,000
Space City Hdwe.            6.00%      None           1999             -0-          -0-             9,000          9,000
Swan Lake Hdwe.             6.25%      None           2000             -0-          -0-             5,000          5,000
Yeager  Hdwe.               6.00%      None           1999             -0-          -0-             2,000          2,000
Yeager  Hdwe.               7.00%      None           2000             -0-          -0-             6,000          6,000
                                                                   =======      =======           =======        =======
                                                                   $23,860      $23,860          $209,950       $209,950

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

Principal payments due over the next five years are as follows:

              1997           $  23,860
              1998           $   7,000
              1999           $  38,750
              2000           $ 107,200
              2001           $  57,000
                             ---------
                             $ 233,810

                                                             Page 11 of 19 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993, on a prospective basis. The major categories of deferred income tax provisions are as follows:

                                                                            QUARTER ENDED                   YEAR ENDED
                                                                               MARCH 31,                    DECEMBER 31,
                                                                                 1997                          1996
                                                                            -------------                    ----------

Excess of tax over book depreciation                                          $1,332,704                     $1,331,472

Allowance for Bad Debt                                                            (7,195)                        (7,195)
Inventory - Ending inventory adjustment
       for tax recognition of Sec. 263A
       Uniform Capitalization Costs                                             (227,527)                      (249,239)

Deferred Compensation                                                            (201,348)                     (199,235)
                                                                              -----------                    ----------

       Total                                                                  $   896,634                    $  875,803
       Statutory Tax Rate                                                              34%                           34%
                                                                              -----------                    ----------
       Cumulative Deferred Income Tax Payable                                 $   304,856                    $  297,773
                                                                              ===========                    ==========

       Classified as:
             Current Liability                                                $    13,265                    $        0
             Noncurrent Liability                                                 291,591                       297,773
                                                                              -----------                    ----------
                                                                              $   304,856                    $  297,773
                                                                              ===========                    ==========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                            QUARTER ENDED                   QUARTER ENDED
                                                                               MARCH 31,                      MARCH 31,
                                                                                 1997                          1996
                                                                            -------------                    ----------

Principal Components of Income Tax Expense
       Federal:
             Current
             -------
                Income tax paid                                               $         0                    $        0
                Carry-over of prepayment from prior year                           29,529                       107,078
                Refund received for overpayment from prior year                         0                             0
                                                                              -----------                    ----------
                                                                              $    29,529                    $  107,078
             Federal Income Tax payable                                           178,752                        58,874
                Carry-over to subsequent year                                           0                             0
                                                                              -----------                    ----------
                      Income tax for tax reporting
                      at statutory rate of 34%                                $   208,281                    $  165,952
             Deferred
                 Adjustments for financial reporting:
                      Depreciation                                                    419                         2,974
                      263A Uniform Capitalization Costs                             7,382                         6,581
                      Other                                                          (718)                         (718)
                                                                              -----------                    ----------
                      Provision for federal income tax                        $   215,364                    $  174,789
                                                                              ===========                    ==========

                                                             Page 12 of 19 Pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the first quarter of 1997 total sales were 0.60 percent higher than during the same quarter of 1996, as compared to a 4.74 percent increase in 1996 over 1995 and a 9.96 percent increase in 1995 over 1994. Sales in the retail hardware industry in the first quarter of 1997 mirrored sales in the retail industry in general. Since the beginning of the fourth quarter 1995, retail sales have been suppressed by high consumer debt. Additional factors that have suppressed sales include an unusually wet spring and pressure from retail warehouses which continues to erode the market share of independent hardware stores. These factors have resulted in only moderate sales growth or a decline in most territories other than the Austin, Brenham, and Central Texas area and the Oklahoma & Arkansas region. The significant increase of 14 percent in sales in the Austin, Brenham and Central Texas area has resulted from increased marketing efforts by the Company's employees in that area. The 20 percent increase in sales in the Oklahoma and Arkansas area was the result of two significant factors (i) the increased marketing efforts by the Company's employees in that area and (ii) the positive result of a territory reorganization which transferred the sales of ten Member-Dealers with $254,536 in sales from the North Texas, Dallas and Fort Worth area to this territory. The North Texas, Dallas and Fort Worth area sales were negatively effected by the same territory reorganization. Without considering the effect of the territory reorganization on the two sales areas, sales in Oklahoma and Arkansas area increased approximately 11 percent and sales in the North Texas, Dallas and Fort Worth area decreased approximately 4 percent. The Company believes that an increase in promotional sales activities and inventory available for orders, plus low-cost dealer buying programs were also key elements of the Company's sales growth in these territories.

         Sales. The following table compares the Company's sales during the first quarter of 1997 to sales during the same period of 1996, by sales territory:

                                                  First Quarter                                First Quarter
                                                      1997                                          1996
                             --------------------------------------------------           ------------------------
                               % Increase in                                                                 % of
                             Sales From First         % of                                                   Total
      Sales Territory              Sales          Quarter 1996      Total Sales             Sales            Sales
      ---------------           ----------        ------------      -----------          -----------         -----

      Houston Area              $8,095,412             -1%             24.5%             $ 8,157,056          24.8%

      Victoria, San Antonio,
      Corpus Christi & Rio
      Grande Valley Area*        6,069,127              1%             18.3%               6,013,870          18.3%

      North Texas, Dallas &
      Fort Worth Area            4,974,812             -9%             15.0%               5,460,625          16.6%

      Austin, Brenham &
      Central Texas Area         4,022,002             14%             12.2%               3,524,868          10.7%

      Southern Louisiana
      Area                       3,707,440             -5%             11.2%               3,884,976          11.8%

      Baton Rouge, New
      Orleans, Mississippi,
      Alabama & Florida
      Area                       2,915,450             -7%              8.8%               3,123,622           9.5%
      Oklahoma & Arkansas
      Area                       3,300,834             20%             10.0%               2,749,285           8.3%
                                ----------                            -----              -----------         ------

                 Totals:        $33,085,077(1)                        100.0%             $32,914,302         100.0%
                                ===========                           =====              ===========         =====

------------------------------------------------------
* Includes sales to Mexico and Central America dealers

(1) Total does not include sales to dealers who were no longer Member-Dealers at end of period.

                                                             Page 13 of 19 Pages

         Net Material Costs and Rebates. Net material costs for the first quarter of 1997 were $29,542,472, compared to $29,577,383 during the first quarter of 1996. Net material costs as a percentage of sales were 89.2 percent in 1997 as compared to 89.8 percent in 1996. The slight decline in net material costs as a percentage of sales was a result of a 12.7 percent increase in purchase discounts and a 26.2 percent increase in factory rebates, both of which were taken by the Company as a credit against material costs in the first quarter of 1997. As a result of increased purchases of inventory, purchase discount income during the first quarter of 1997 was $621,813 as compared to $551,832 during the same 1996 period, an increase of $69,981. Additionally, rebate income during the same two periods was $1,262,875 and $1,000,344, respectively, an increase of $262,531.

      Payroll Costs. Payroll costs during the quarter ended March 31, 1997, increased to $1,526,874 from $1,465,273 for the same period in 1996. This increase of 4 percent resulted primarily from regular salary increases. Payroll costs for the first quarter of 1997 constituted 4.6 percent of net sales, compared to 4.4 percent for the first quarter of 1996. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity as sales and expenses have grown.

      Other Operating Costs. During the first quarter of 1997, other operating costs increased $86,064 (5.8%) compared to the same quarter of 1996, but remained relatively the same as a percentage of sales. First quarter 1997 operating expenses were $1,563,797 (4.7% of sales) as compared to $1,477,733 of these expenses for the same period of 1996 (4.5% of sales).

Other operating costs include a wide variety of expenses related to the Company. The largest components of other operating costs in the first quarter of 1997 were $474,576 of employee expenses, an amount approximately equal to 1996 levels, $470,284 of delivery expenses (representing an increase of $43,759 or 9.8 percent over 1996 levels) and $203,061 of warehouse expenses (representing a decrease of $8,523 or 4.0 percent from 1996 levels).

         Net Income and Earnings Per Share. While net sales for the first quarter of 1997 increased $184,965 (0.6 percent) and net material costs declined $34,911 (0.1 percent) from the first quarter in 1996, gross margin increased 6.5 percent. As a result of an increase in gross margin, pretax net income increased
23.6 percent from $501,633 for the first quarter of 1996 to $619,794 in the same 1997 period while after-tax net income also increased by 23.7 percent. Net income in the first quarter of 1997 increased primarily due to three factors.
First, the Company was able to generate a larger percentage of purchase discounts and rebates during the first quarter of 1997 than in the corresponding period in 1996. Secondly, a timing difference in the receipt of spring trade show invoices from vendors resulted in a decline in direct sales as a percentage of total sales. Lastly, interest expense decreased from $55,361 in the first quarter of 1996 to $9,575 in the same 1997 period. This decline was the result of utilizing the Company's line of credit with a 6.75 percent interest rate to retire the Company's mortgage with a 7.2 percent interest rate.

The Company's earnings per share increased 15.4 percent in the first quarter of 1997 as compared to the same period of 1996. This increase was due to an increase in net income in the first quarter of 1997 offset by an increase in the

                                                             Page 14 of 19 Pages
dividend accrued on preferred stock during the same period. Dividends accrued in the first quarter of 1997 represented a smaller percentage of 1997 net income than dividends accrued in the first quarter of 1996.

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

      Seasonality. The Company's quarterly net income traditionally has been subject to two primary factors. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales for the spring. However, net income has varied substantially from year to year in the fourth quarter as a result of corrections to inventory made at year-end.

In the first quarters of 1997 and 1996, traditional seasonality trends deviated from the norm. Purchase discount and factory rebate credits increased $332,512 and $199,335, respectively, in these periods from the corresponding period in the previous years. This timing difference in the receipt of such resulted in a higher than usual first quarter net income in these years.

FINANCIAL CONDITION AND LIQUIDITY

During the period ending March 31, 1997, Handy Hardware improved its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment and software to better meet the needs of its Member-Dealers.

      Cash Flow. During the first three months of 1997 there was a net increase for the period of $2,240,152 in the Company's cash and cash equivalents as compared to an increase of $1,572,754 for the same period of 1996.

Cash flow from operating activities from the beginning to the end of the first quarter of 1997 was $2,656,613 as compared to $1,643,369 in the same quarter of 1996. As illustrated by these figures, net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities, (ii) payment terms available to the Company from its suppliers, (iii) payment terms offered by the Company to its Member-Dealers and (iv) the state of the regional economy.

The variance between cash flow from operating activities in the first quarter of 1997 as compared to the same period in 1996 consisted principally of the following differences which had a positive effect on cash flows (i) an increase in net income to $404,430 in 1997 from $326,844 in 1996, (ii) an increase to $140,540 in federal income taxes payable in 1997 from $58,874 payable in 1996,
(iii) a $2,852,343 increase in accounts receivable in 1997 as compared to a $5,260,527 increase in 1996 and (iv) an increase of $1,860,571 in inventory in 1997 as compared to a $2,779,228 increase in inventory in 1996. The positive effects on cash flow in the first quarter of 1997 over the first quarter of 1996 were offset by the following negative effects: (i) a $7,347,972 increase in accounts payable in 1997 as compared to a $9,476,236 increase in accounts payable in 1996 and (ii) a $501,992 decrease in other liabilities as compared to a decrease of $217,298 in other liabilities in 1996.

While inventory increased $1,860,571 in the first three months of 1997 from the beginning of the year, the increase was not as significant as the increase of $2,779,228 during the same 1996 period. During the first quarter of 1996, the Company was still in the process of increasing the depth and breadth of inventory made possible by the increase in warehouse space following the completion of the Company's warehouse expansion project in the third quarter of 1995.

                                                             Page 15 of 19 Pages

In the first quarter of 1997, while the Company continues to expand its inventory to meet Member-Dealer demand, the expansion is not as significant as in the first quarter of 1996.

Accounts payable increased during the first three months of 1997 but, again, not as significantly as during the same period of 1996. This factor was mostly the result of (i) a smaller increase in inventory and (ii) a timing difference in the recognition of payables generated from the Company's spring trade show.

The increase in accounts receivable, too, was not as significant in the first quarter of 1997 as in the same period in 1996 due to (i) a decrease in demand because of the unusually wet spring and (ii) a timing difference in recognition of receivables generated from the Company's spring trade show.

In the first quarter of 1997, the Company expended a net amount of $105,706 to purchase fixed assets, which is $47,325 (81%) higher than the $58,381 expended in the same period of 1996.

In the first three months of 1997, $715,185 was used for financing activities which was substantially higher than the $339,078 used in the first three months of 1996. The use of cash in the 1997 period consisted principally of (i) payments made to reduce the balance owing on a line of credit extended to the Company and (ii) a larger preferred stock dividend payment in the first quarter of 1997 ($620,812 as compared to $515,029 in 1996) because of an increase in the dividend rate to 13 percent from 12 percent, which increases were offset by a decrease in mortgage payable of $77,051.

In August 1996, Texas Commence Bank ("the Bank") extended to the Company an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date at an interest rate of prime minus one and one-half percent (1.5%) or, at the Company's option, the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). Prior to that date the Bank extended the Company a $2 million revolving line of credit at the prime interest rate published by the Bank. The new line of credit was used to retire the Company's mortgage ($2,449,898) with the Bank and may also be used for working capital and other financing needs of the Company. On March 31, 1997, the outstanding balance on the line of credit was $1,469,939, resulting from the initial draw on the line of credit of $2,449,898 net of total payments of $979,959 on the line of credit. On March 31, 1997, the interest rate on the line of credit was 6.75%.

         Working Capital. The Company's continuing ability to generate cash to meet its needs for funding its activities is highlighted by comparing three key liquidity measures shown in the following table:

                                               MARCH 31,             DECEMBER 31,             MARCH 31,
                                                 1997                   1996                    1996
                                               ----------            ----------              ----------

Working Capital                                $8,061,072            $8,037,391              $7,971,504
Current Ratio                                    1.4 to 1              1.6 to 1                1.4 to 1
   (Current Assets to Current Liabilities)
Long-term Debt as Percentage
   of Capitalization                                  9.8                  11.4                    23.5

Working capital has been principally generated from the sale of stock and capital provided from operations. The major component of the Company's long-term debt is bank indebtedness resulting from the Company's recent use of its line of credit to pay off its mortgage.

During the remainder of 1997, Handy Hardware expects to further expand its existing customer base in Oklahoma and Arkansas. The Company will finance this expansion with receipts from the sale of stock to new and current Member-Dealers and with anticipated increased revenues from sales to Member-Dealers in Oklahoma and Arkansas.


                                                             Page 16 of 19 Pages

In the first quarter of 1997, the Company maintained a 95.2 percent service level (the measure of the Company's ability to meet Member-Dealers' orders out of current stock) as compared to a service level of 93.6 percent for the same period of 1996. This increase in service level is the result of an adequate amount of storage for inventory available since the warehouse expansion project was completed. Inventory turnover was 6.0 times during the first quarter of 1997 and 6.2 times for the first quarter of 1996. This high rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory, continued high service level, and increased warehouse sales.

         Capital Expenditures. In the three month periods ending March 31, 1997, and March 31, 1996, the Company's investment in capital assets (net of dispositions) was $105,706 and $58,381, respectively. Approximately 73.1 percent ($77,306) of the amount expended in the first three months of 1997 was used to purchase computer hardware and software, 24.7 percent ($26,070) was used to upgrade warehouse equipment and 2.2 percent ($2,330) was used to purchase office equipment. By comparison, 96.3 percent ($56,209) of the amount expended in the first three months of 1996 was used to upgrade warehouse equipment.

Significant outlays of cash or cash equivalents foreseen by the Company for the remainder of the year include the payment of accounts payable generated by the spring trade show and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: the purchase of delivery vehicles and warehouse equipment ($325,000), computer equipment ($75,000), an upgraded catalog system ($75,000), Company automobiles ($60,000) and office equipment ($25,000).

The Company's cash position of $3,464,479 at March 31, 1997, is anticipated to be sufficient to fund all planned capital expenditures.




                                                             Page 17 of 19 Pages

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities - None

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits & Reports on Form 8-K - None

                                                             Page 18 of 19 Pages

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HANDY HARDWARE WHOLESALE, INC.


                                        /S/ James D. Tipton
                                        ----------------------------------------
                                        JAMES D. TIPTON
                                        President
                                        (Chief Executive Officer)


                                        /S/ Tina S. Kirbie
                                        ----------------------------------------
                                        TINA S. KIRBIE
                                        Senior Vice President, Finance
                                        Secretary and Treasurer
                                        (Chief Financial and Accounting Officer)





Date:  May 14, 1997



                                                             Page 19 of 19 Pages