Form 10-Q
period 1997-06-30
HANDY HARDWARE WHOLESALE INC
filed 1997-08-14
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                       or 15(d) of the Securities Exchange Act
                       of 1934.

                  For the quarterly period ended June 30, 1997.

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

                           Yes X           No
                              ---            ---

The number of shares outstanding of each of the Registrant's classes of common stock as of June 30, 1997, was 8290 shares of Class A Common Stock, $100 par value, and 49,160 shares of Class B Common Stock, $100 par value.







                                                             Page #1 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.

                                      INDEX



PART I   Financial Information                                          Page No.

         Item 1.      Financial Statements

                      Condensed Balance Sheet June 30, 1997
                           and December 31, 1996..........................3 -  4

                      Condensed Statement of Earnings - Six Months
                           Ended June 30, 1997 and 1996.....................   5

                      Condensed Statement of Cash Flows - Six Months
                           Ended June 30, 1997 and 1996........................6

                      Notes to Condensed Financial Statements.............7 - 14

         Item 2.      Management's Discussion & Analysis of Financial
                           Condition and Results of Operations ......... 15 - 20

PART II  Other Information

         Items 1.- 3. None....................................................21

         Item 4.      Submission of Matters to a Vote of Security Holders.....21

         Item 5.      None....................................................21

         Item 6.      Exhibits and Reports on Form 8-K

                      (a)  Exhibits...........................................21

         Signatures...........................................................22

















                                                             Page #2 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                                             JUNE 30,                 DECEMBER 31,
                                                                               1997                       1996
                                                                            -----------               -----------
ASSETS

CURRENT ASSETS
 Cash                                                                       $ 1,907,934               $ 1,224,327
 Accounts Receivable, net of                                                  9,027,811                 9,206,177
         subscriptions receivable in
         the amount of $54,160 for 1997
         and $45,515 for 1996
      Inventory                                                              12,006,383                11,421,127
 Other Current Assets                                                           229,336                   317,090
                                                                            -----------               -----------
                                                                            $23,171,464               $22,168,721
                                                                            -----------               -----------
PROPERTY, PLANT AND EQUIPMENT (Note 2)
 At Cost Less Accumulated Depreciation
      of $3,800,164 (1997) and $3,380,058 (1996)                            $ 9,358,060               $ 9,466,577
                                                                            -----------               -----------

OTHER ASSETS
      Notes Receivable (Note 3)                                             $   115,762               $   105,844
      Deferred Compensation Funded                                              245,110                   245,110
 Other Noncurrent Assets                                                            -0-                    89,451
                                                                            -----------               -----------
                                                                            $   360,872               $   440,405
                                                                            -----------               -----------
TOTAL ASSETS                                                                $32,890,396               $32,075,703
------------                                                                ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Note Payable-Line of Credit                                                $   851,541               $   985,883
 Notes Payable-Stock (Note 4)                                                    23,860                    23,860
 Notes Payable-Capital Leases                                                    70,926                    67,002
 Accounts Payable-Trade                                                      12,850,030                11,932,351
 Other Current Liabilities                                                    1,194,133                 1,054,493
 Current Deferred Income Taxes Payable (Note 5)                                  21,265                       -0-
 Federal Income Taxes Payable(Note 5)                                               -0-                    67,741
                                                                            -----------               -----------
                                                                            $15,011,755               $14,131,330
                                                                            -----------               -----------

NONCURRENT LIABILITIES
      Note Payable-Line of Credit                                           $   210,913               $   851,541
 Notes Payable-Stock(Note 4)                                                    219,150                   209,950
 Notes Payable-Capital Lease                                                    103,602                   123,290
 Notes Payable-Vendor                                                           115,762                   105,844
 Deferred Compensation Payable                                                  245,110                   245,110
 Deferred Income Taxes Payable (Note 5)                                         293,084                   297,773
                                                                            -----------               -----------
                                                                            $ 1,187,621               $ 1,833,508
                                                                            -----------               -----------

TOTAL LIABILITIES                                                           $16,199,376               $15,964,838
-----------------                                                           -----------               -----------



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                             Page #3 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                                           JUNE 30,                  DECEMBER 31,
                                                                             1997                        1996
                                                                          -----------                ------------
STOCKHOLDERS' EQUITY
    Common Stock, Class A,
      authorized 20,000 shares, $100
      par value per share, issued
      8,480 & 8,220 shares                                                $   848,000                $    822,000
    Common Stock, Class B,
      authorized 100,000 shares, $100
      par value per share, issued
      49,953 & 47,733 shares                                                4,995,300                   4,773,300
    Common Stock, Class B
      Subscribed 4,917.51 & 4,036.51
      shares                                                                  491,751                     403,651
        Less Subscription Receivable                                          (27,080)                    (22,757)
    Preferred Stock 13% Cumulative,
      authorized 100,000 shares, $100
      par value per share, issued
      52,493.75 & 50,213.75 shares                                          5,249,375                   5,021,375

      Preferred Stock, Subscribed
        4,917.51 & 4,036.52                                                   491,751                     403,652
           Less Subscription Receivable                                       (27,080)                    (22,758)
      Paid in Surplus                                                         308,820                     296,965
                                                                          -----------                ------------
                                                                          $12,330,837                $ 11,675,428

      Less: Cost of Treasury Stock
      1,878 & -0- shares                                                     (187,800)                        -0-
                                                                          -----------                ------------
                                                                          $12,143,037                $ 11,675,428

      Retained Earnings                                                     4,547,983                   4,435,437
                                                                          -----------                ------------
        Total Stockholders' Equity                                        $16,691,020                $ 16,110,865
                                                                          -----------                ------------
     TOTAL LIABILITIES &
      STOCKHOLDERS' EQUITY                                                $32,890,396                $ 32,075,703
      --------------------                                                ===========                ============



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.


                                                             Page #4 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                         CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                 QUARTER                                            SIX MONTHS
                                             ENDED JUNE 30,                                        ENDED JUNE 30,
                                   -----------------------------------------             ---------------------------------
                                      1997                          1996                     1997                  1996
                                   -----------                   -----------             -----------           -----------

EARNINGS
        Net Sales                  $30,150,047                   $28,611,449             $63,269,687           $61,546,124
        Sundry Income                  176,854                       136,780                 319,726               279,488
                                   -----------                   -----------             -----------           -----------
TOTAL EARNINGS                     $30,326,901                   $28,748,229             $63,589,413           $61,825,612
--------------                     -----------                   -----------             -----------           -----------

EXPENSE
        Net Mat'l. Costs           $26,298,716                   $25,139,565             $55,841,188           $54,716,948
        Payroll Costs                1,560,846                     1,461,676               3,087,720             2,926,949
        Other Operating
           Costs                     1,945,721                     1,825,489               3,509,518             3,303,222
        Interest Expense                12,671                        54,426                  22,246               109,787
                                   -----------                   -----------             -----------           -----------
TOTAL EXPENSE                      $29,817,954                   $28,481,156             $62,460,672           $61,056,906
-------------                      -----------                   -----------             -----------           -----------

NET EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                         $   508,947                   $   267,073             $ 1,128,741           $   768,706
----------                         -----------                   -----------             -----------           -----------


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5)                   (180,019)                      (98,021)               (395,383)             (272,810)
------------------                 -----------                   -----------             -----------           -----------

NET EARNINGS                       $   328,928                   $   169,052             $   733,358           $   495,896
------------

LESS ACCRUED
DIVIDENDS ON
PREFERRED STOCK                       (155,203)                     (128,757)               (310,406)             (257,514)
---------------                    -----------                  ------------             -----------           -----------

NET EARNINGS
APPLICABLE
TO COMMON
STOCKHOLDERS                       $   173,725                  $     40,295             $   422,952           $   238,382
------------                       ===========                  ============             ===========           ===========

NET EARNINGS PER
SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                   $      2.81                  $      0.71              $      6.94           $      4.26
---------------                    ===========                  ===========              ===========           ===========



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                             Page #5 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                               1997              1996
                                                                                            ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITY
    Net Earnings                                                                            $  733,358        $   495,896
                                                                                            ----------        -----------
    Adjustments to Reconcile Net
         Earnings to Net Cash Provided by
         Operating Activities:
               Depreciation                                                                 $  439,459        $   431,077
               Increase in Deferred Income Tax                                                  16,576             13,936

    Changes in Assets and Liabilities
       (Increase) Decrease in Accounts Receivable                                           $  178,366        $  (990,735)
       Increase in Notes Receivable                                                             (9,918)            (9,699)
       Increase in Inventory                                                                  (585,256)        (1,675,210)
       Decrease in Other Assets                                                                177,205            144,476
       Increase in Notes Payable - Vendor                                                        9,918             10,169
       Increase in Accounts Payable                                                            917,679          2,349,553
       Increase in Other Liabilities                                                           139,640            189,254
       Increase (Decrease) in Federal Income Taxes Payable                                     (67,741)            41,521
                                                                                            ----------         ----------

             TOTAL ADJUSTMENTS                                                              $1,215,928        $   504,342
                                                                                            ----------        -----------
             NET CASH PROVIDED BY
             OPERATING ACTIVITIES                                                           $1,949,286        $ 1,000,238
                                                                                            ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                                                                 $ (330,942)       $  (239,718)
       Disposition of Fixed Assets                                                                 -0-             19,317
                                                                                            ----------        -----------
             NET CASH USED FOR
             INVESTING ACTIVITIES                                                           $ (330,942)       $  (220,401)
                                                                                            ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in Note Payable-Line of Credit                                               $ (774,970)       $       -0-
      Decrease in Mortgage Payable                                                                 -0-           (250,913)
      Increase in Notes Payable-Stock                                                            9,200              9,000
      Decrease in Notes Payable-Capital Lease                                                  (15,764)           (24,398)
      Increase in Subscription Receivable                                                       (8,645)           (19,968)
      Proceeds From Issuance of Stock                                                          664,054            655,120
      Purchase of Treasury Stock                                                              (187,800)          (130,275)
      Dividends Paid                                                                          (620,812)          (515,029)
                                                                                            ----------        -----------
            NET CASH USED FOR FINANCING
            ACTIVITIES                                                                      $ (934,737)       $  (276,463)
                                                                                            ----------        -----------

NET INCREASE IN
CASH AND CASH EQUIVALENTS                                                                   $  683,607        $   503,374

CASH & CASH EQUIVALENTS AT BEGINNING                                                         1,224,327          1,266,915
                                                                                            ----------        -----------
OF PERIOD

CASH & CASH EQUIVALENTS AT END OF
PERIOD                                                                                      $1,907,934        $ 1,770,289
                                                                                            ----------        -----------


ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS

    Interest Expense Paid                                                                   $   22,246        $   109,787
    Income Taxes Paid                                                                          402,032            217,353

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.


                                                             Page #6 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

(1)      Description of Business:

         Handy Hardware Wholesale, Inc., (the "Company"), was incorporated as a Texas corporation on January 6, 1961. Its principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

         Handy Hardware Wholesale, Inc. sells to its Member-Dealers products primarily for retail hardware, lumber and home center stores. In addition, the Company offers advertising and other services to Member-Dealers.

(2)      General Information:

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

(3)      Net Earnings Per Share:

         Net Earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                   QUARTER ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                             ------------------------     ------------------------------
                                                1997          1996           1997                1996
                                             ----------    ----------     ----------          ----------

Calculation of Net Earnings Per Share
      of Common Stock

      Net Earnings                           $ 328,928     $ 169,052      $ 733,358           $ 495,896
      Less: Accrued Dividends
              on Preferred Stock              (155,203)     (128,757)      (310,406)           (257,514)
                                             ---------     ---------      ---------           ---------
                                             $ 173,725     $  40,295      $ 422,952           $ 238,302

      Weighted Average
          Shares of Common Stock
          (Class A & Class B)
          outstanding                           61,832        56,818         60,969              55,948
      Net Earnings Per Share
      of Common Stock                        $    2.81     $    0.71      $    6.94           $    4.26
                                             =========     =========      =========           =========



                                                             Page #7 of 21 Pages

(4)       Revenue Recognition:

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

(5)       Accounting for Dividends on Preferred Stock:

          The Company pays dividends on Preferred Stock during the first quarter of each fiscal year. Only holders of Preferred Stock on the record date for the payment of the dividend are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31, during which the Preferred Stock was held.

          Because the Company is unable to anticipate the amount of the Preferred Stock dividends, it does not accrue a liability for the payment of those dividends on its balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, the Company shows an estimated portion of the dividends to be paid in the first quarter of 1998 based on the dividends paid in the first quarter of 1997.

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed
          Balance Sheet for the six months ended June 30, 1997, contained herein, therefore, are net of dividends actually paid during the first quarter of 1997 in the amount of $620,812.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:

                                                             JUNE 30,                   DECEMBER 31,
                                                               1997                        1996
                                                            -----------                 -----------
Land                                                        $ 2,027,797                 $ 2,027,797
Building & Improvements                                       7,498,654                   7,479,697
Furniture, Computer, Warehouse                                3,165,803                   2,875,288
Transportation Equipment                                        465,970                     463,853
                                                            -----------                 -----------
                                                            $13,158,224                 $12,846,635

Less:  Accumulated Depreciation                              (3,800,164)                 (3,380,058)
                                                            -----------                 -----------
                                                            $ 9,358,060                 $ 9,466,577
                                                            ===========                 ===========


                                                             Page #8 of 21 Pages

NOTE 3 - NOTES RECEIVABLE

                                                               CURRENT PORTION                           NONCURRENT PORTION
                                                         -----------------------------                --------------------------
                                                         JUNE 30,             DEC. 31,                JUNE 30,          DEC. 31,
DEBTOR                             COLLATERAL              1997                1996                     1997              1996
------------------------           ----------             -----                ----                   --------          --------

Alamo Heights Hdwe.                     -                 $ -0-                $-0-                   $  5,893          $  5,893
Breed & Co., Inc.                       -                   -0-                 -0-                      3,090             3,089
Broadway Hdwe.                          -                   -0-                 -0-                     21,333            21,333
Casey's Supply                          -                   -0-                 -0-                      1,303             1,303
Commerce Hdwe.                          -                   -0-                 -0-                      3,053             3,053
Decatur Hdwe.                           -                   -0-                 -0-                      2,340             2,340
Doug Ashy Bldg. Mt'l.                   -                   -0-                 -0-                      5,422             1,912
Goodwood Hdwe.                          -                   -0-                 -0-                      4,669               -0-
Grandbury Farm
    & Ranch                             -                   -0-                 -0-                        -0-             1,219
Grogan Bldg. Supply Co.                 -                   -0-                 -0-                        824               -0-
Handyman Hdwe.                          -                   -0-                 -0-                     13,165            13,165
Henckel's Hwy. 6
    Ace Home Ctr.                       -                   -0-                 -0-                      5,446             5,446
J & B Auto Supply & Hdwe.               -                   -0-                 -0-                      2,171             2,171
Jackson Hdwe.
 & Supply Co.                           -                   -0-                 -0-                      2,297             2,297
Karl Obst Feed Sales                    -                   -0-                 -0-                         825              825
King Feed & Hdwe.                       -                   -0-                 -0-                      4,255             4,255
Liberty Auto Parts & Hdwe.              -                   -0-                 -0-                      2,880             2,880
Marchand's Inc.                         -                   -0-                 -0-                      2,830             2,830
Mardis Auto Parts & Hdwe.               -                   -0-                 -0-                      2,619             2,619
Mike's Hdwe.                            -                   -0-                 -0-                      1,511             1,511
Motes Lbr.                              -                   -0-                 -0-                      2,231               -0-
Overall Lumber                          -                   -0-                 -0-                      3,362             3,362
A. Peterson Co.                         -                   -0-                 -0-                      1,993             1,993
Pitts Hdwe.                             -                   -0-                 -0-                      1,772             1,772
Rusty's Plumbing & Hdwe.                -                   -0-                 -0-                      1,291             1,291
Sawyer Brothers Hdwe.                   -                   -0-                 -0-                      4,840             4,840
Sealy Ace Hdwe.                         -                   -0-                 -0-                      4,920             4,920
Stifter Lbr.                            -                   -0-                 -0-                      3,087             3,087
Trahan Hdwe.                            -                   -0-                 -0-                      1,372             1,372
Wagner Hdwe.                            -                   -0-                 -0-                      3,262             3,360
Wichita Hdwe.                           -                   -0-                 -0-                      1,706             1,706
                                                          -----                ----                   --------          --------
                                                          $ -0-                $-0-                   $115,762          $105,844
                                                          =====                ====                   ========          ========

The notes reflected in the above table reflect amounts due to the Company from its Member-Dealers under a deferred payment agreement with the Company. Under this agreement, the Company supplies Member-Dealers with an initial order of General Electric lamps. The payment for this order is deferred so long as the Member-Dealer continues to purchase General Electric lamps through the Company. If a Member-Dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric bills the Company for the Member-Dealer's initial order and the note becomes immediately due and payable in full to the Company.


                                                             Page #9 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - NOTES PAYABLE - STOCK

                                                                            CURRENT PORTION                  NONCURRENT PORTION
                                                                       -------------------------       ----------------------------
                         INTEREST                       MATURITY        JUNE 30,        DEC. 31,       JUNE 30,            DEC. 31,
PAYEE                      RATE      COLLATERAL           DATE           1997             1996           1997                1996
------------------         -----     ----------           ----         --------         --------       ---------           --------

Alamo Lbr.                 6.25%       None               2000         $    -0-         $    -0-       $   3,000           $  3,000

Arlington Hdwe.            6.25%       None               2000              -0-              -0-          56,400             56,400

Beere Hdwe.                6.00%       None               1997            1,100            1,100             -0-                -0-

Cleveland Hdwe.            6.00%       None               1997           21,760           21,760             -0-                -0-

Community Hdwe.            6.25%       None               2000              -0-              -0-           6,400              6,400

Company Store              6.25%       None               2000              -0-              -0-           9,600              9,600

Cypress Creek Hdwe.        6.25%       None               2001              -0-              -0-          14,400             14,400

D.A.D.S.Whsle,Inc.         6.25%       None               2000              -0-              -0-           5,000              5,000

Dan's Home Ctr.            6.00%       None               1999              -0-              -0-           8,600              8,600

Eagle Lake Farm &
    Home Supply            6.25%       None               2001              -0-              -0-           9,000              9,000

Gulfway Lbr.               6.25%       None               2000              -0-              -0-          12,800             12,800

Hawkins Hdwe.              6.00%       None               1999              -0-              -0-           2,150              2,150

Hometown Hdwe.             6.00%       None               1997            1,000            1,000             -0-                -0-

J & B Builders             6.00%       None               1998              -0-              -0-           7,000              7,000

Ken's Hdwe.                6.00%       None               1999              -0-              -0-           5,000              5,000

King Copeland
   Lbr. Co.                6.25%       None               2001              -0-              -0-          14,240             14,240

McGinty's Hdwe.            6.25%       None               2001              -0-              -0-          19,360             19,360

Patterson Hdwe.            6.00%       None               1999              -0-              -0-          12,000             12,000

Pierre Part Store,
   Inc.                    6.25%       None               2002              -0-              -0-           3,000                -0-

Riley Bldg. Supply
    Inc.                   6.25%       None               2002              -0-              -0-           6,200                -0-

Rockdale Bldg. Ctr.        6.25%       None               2000              -0-              -0-           3,000              3,000

Space City Hdwe.           6.00%       None               1999              -0-              -0-           9,000              9,000

Swan Lake Hdwe.            6.25%       None               2000              -0-              -0-           5,000              5,000

Yeager Hdwe.               6.00%       None               1999              -0-              -0-           2,000              2,000

Yeager Hdwe.               7.00%       None               2000              -0-              -0-           6,000              6,000
                                                                        -------         --------        --------           --------
                                                                        $23,860         $ 23,860        $219,150           $209,950
                                                                        =======         ========        ========           ========


                                                            Page #10 of 21 Pages

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

Principal payments due over the next five years are as follow:

                  1997                         $ 23,860
                  1998                         $  7,000
                  1999                         $ 38,750
                  2000                         $107,200
                  2001                         $ 57,000
                                               --------
                                               $233,810
                                               ========


                                                            Page #11 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993, on a prospective basis. The major categories of deferred income tax provisions are as follows:

                                                                               QUARTER ENDED                  YEAR ENDED
                                                                                 JUNE 30,                     DECEMBER 31,
                                                                                   1997                          1996
                                                                                -----------                   -----------

Excess of tax over book depreciation                                            $ 1,341,797                   $ 1,331,472

Allowance for bad debt                                                               (7,195)                       (7,195)

Inventory - Ending inventory adjustment
    for tax recognition of Sec. 263A
    Uniform Capitalization Costs                                                   (205,814)                     (249,239)

Deferred Compensation                                                              (204,235)                      (199,235)
                                                                                -----------                   ------------

    Total                                                                       $   924,553                   $    875,803
    Statutory Tax Rate                                                                   34%                            34%
                                                                                -----------                   ------------
    Cumulative Deferred Income Tax Payable                                      $   314,349                   $    297,773
                                                                                ===========                   ============

    Classified as:
         Current Liability                                                      $    21,265                   $       -0-
         Noncurrent Liability                                                       293,084                       297,773
                                                                                -----------                   -----------
                                                                                $   314,349                   $   297,773
                                                                                ===========                   ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                               QUARTER ENDED                  QUARTER ENDED
                                                                                 JUNE 30,                        JUNE 30,
                                                                                   1997                          1996
                                                                                -----------                   --------------
Principal Components of Income Tax Expense
    Federal:
         Current
            Income tax paid                                                     $  377,273                    $      110,275
            Carry-over of prepayment from
                prior year                                                           24,759                          107,078
            Refund received for overpayment
                from prior year                                                         -0-                              -0-
                                                                                -----------                   --------------
                                                                                $   402,032                   $      217,353

            Federal Income Tax Payable (Receivable)                                 (23,225)                          41,521

            Carry-over to subsequent year                                               -0-                              -0-
                                                                                -----------                   --------------
                Income tax for tax reporting
                at statutory rate of 34%                                        $   378,807                   $      258,874
          Deferred
            Adjustments for financial reporting:
                Depreciation                                                          3,511                            2,473
                263A Uniform Capitalization Costs                                    14,765                           13,163
                Other                                                                (1,700)                          (1,700)
                                                                                -----------                  ---------------
            Provisions for federal income tax                                   $   395,383                  $       272,810
                                                                                ===========                  ===============

         The Company is not classified as a nonexempt corporation under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income.



                                                            Page #12 of 21 Pages

NOTE 6 - STOCKHOLDERS' EQUITY

    (1)         Terms of Capital Stock

                        The holders of Class A Common  Stock are entitled to one
                vote for each share held of record on each matter submitted to a vote of shareholders. Holders of Class A Common Stock must be engaged in the retail sale of goods and merchandise, and may not be issued or retain more than ten shares of Class A Common Stock at any time. The holders of Class B Common Stock are not entitled to vote on matters submitted to a vote of shareholders except as specifically provided by Texas law.

                        The  holders  of   Preferred   Stock  are   entitled  to
                cumulative dividends of not less than 7 percent per year nor more than 20 percent per year of the par value ($100.00 per share) of the shares of Preferred Stock, as fixed by the Board of Directors. The Preferred Stock has a liquidation value of $100 per share. The holders of Preferred Stock are not entitled to vote on matters submitted to a vote of shareholders except as specifically provided by Texas law. The shares of Preferred Stock are not convertible, but are subject to redemption (at the option of the Company) by vote of the Company's Board of Directors, in exchange for $100 per share and all accrued unpaid dividends.

    (2)         Capitalization

                        To become a Handy Hardware Member-Dealer, an independent
                hardware dealer must enter into a Subscription Agreement with the Company for the purchase of ten shares of Handy Hardware Class A Common Stock, $100 par value per share or ten shares of Preferred Stock for any additional store, with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share and Preferred Stock, $100 par value per share. Class B Common Stock and Preferred Stock are purchased pursuant to a formula based upon total purchases of merchandise by the Member-Dealer from the Company, which determines the "Desired Stock Ownership" for each Member-Dealer. The minimum Desired Stock Ownership is $10,000.

                        Each   Member-Dealer   receives   from  the   Company  a
                semimonthly statement of Total Purchases made during the covered billing period and an additional charge ("Purchase Funds") of 2 percent of warehouse purchases until the Member-Dealer's Desired Stock Ownership is attained. (The Subscription Agreement entitles the Company to collect 2 percent of total purchases. At present, however, the Board of Directors has determined to collect 2 percent of warehouse purchases only.) On a monthly basis, the Company reviews the amount of unexpended Purchase Funds being held for each Member-Dealer. If a Member-Dealer has unexpended Purchase Funds of at least $2000, the Company applies such funds to the purchase of ten shares of Class B Common Stock and ten shares of Preferred Stock at $100 per share.

    (3)         Transferability

                        Holders  of Class A  Common  Stock  may not  sell  those
                shares to a third party without first offering to sell them back to the Company. There are no specific restrictions on the transfer of the Company's Class B Common or Preferred Stock.




                                                            Page #13 of 21 Pages

   (4)          Membership Termination

                        Following  written request,  the Company will present to
                the Board of Directors a Member-Dealer's desire to have his stock repurchased and the Member-Dealer's Contract terminated. According to the current procedures established by the Board of Directors, a Member-Dealer's stock may be repurchased according to either of two options.

                 Option - I     The Member-Dealer's Class A Common Stock is
                                repurchased   at  $100  per  share.   Any  funds
                                remaining in the  Member-Dealer's  Purchase Fund
                                Account will be returned at the dollar value of such account. Twenty percent or $3000, whichever is greater, of the total value of the Class B
                                Common and Preferred  Stock will be repurchased.
                                The remaining value of the Class B Common and Preferred Stock is converted to a five-year interest bearing note. During the first four years this note only pays interest. In the fifth year both interest and principal are paid. The interest rate is determined by the Company's
                                Board of Directors at the same time they approve the repurchase.


                 Option - II    Same as Option I except that the remaining value
                                of the Class B Common and Preferred Stock is discounted 15 percent and reimbursed to the Member-Dealer immediately at the time of repurchase.

















                                                            Page #14 of 21 Pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

     During the second quarter of 1997, total sales were 5.4 percent higher than during the same quarter in 1996, as compared to a 3.5 percent increase in 1996 over 1995 and a 5.4 percent increase in 1995 over 1994. For the first six months for each of these periods, sales increased by 2.8 percent, 4.1 percent and 7.8 percent, respectively. Sales in the retail hardware industry in the first six months of 1997 mirrored sales in the retail industry in general. Since the beginning of the fourth quarter 1995, retail sales have been suppressed by high consumer debt. Additional factors that have suppressed sales include an unusually wet spring and pressure from retail warehouses which continues to erode the market share of independent hardware stores. These factors have resulted in no significant sales growth in most territories other than the Austin, Brenham, and Central Texas area and the Oklahoma & Arkansas region. The significant increase of 11 percent in sales for the first half of 1997 in the Austin, Brenham and Central Texas area has resulted from increased marketing efforts by the Company's employees in that area. The 23 percent increase in sales during the same period in the Oklahoma and Arkansas area was the result of two significant factors (i) the increased marketing efforts by the Company's employees in that area and (ii) the positive result of a territory reorganization which transferred the sales of ten Member-Dealers with $454,938 in sales from the North Texas, Dallas and Fort Worth area to this territory. The North Texas, Dallas and Fort Worth area sales were negatively affected by the same territory reorganization. Without the territory reorganization, sales in Oklahoma and Arkansas area would have increased approximately 14 percent and sales in the North Texas, Dallas and Fort Worth area would have increased slightly by approximately 0.4 percent.





                                                            Page #15 of 21 Pages

         Sales The following table compares the Company's sales during the first six months of 1997 to sales during the same period of 1996, by sales territory:

                                                     Six Months                           Six Months
                                                        1997                                 1996
                                          ---------------------------------      ----------------------------
                                                                 % Increase
                                                                  in Sales
                                                                  from Six       % of                                       % of
                                                                    Month        Total                                      Total
Sales Territory                              Sales                  1996         Sales               Sales                  Sales
---------------                           -----------             --------       ------           -----------               -----

Houston Area                              $15,952,748                 1%          25.3%           $15,842,770               25.8%

Victoria, San Antonio,
Corpus Christi & Rio Grande
Valley Area*                               11,070,793                 0%          17.6%            11,019,342               17.9%

North Texas, Dallas
& Fort Worth Area                           9,402,717                -4%          14.9%             9,816,558               16.0%

Austin, Brenham & Central
Texas Area                                  7,558,861                11%          12.0%             6,792,993               11.1%

Southern Louisiana Area                     7,228,656                 0%          11.5%             7,216,565               11.8%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                                5,748,167                 0%           9.1%             5,749,203                9.4%

Oklahoma & Arkansas Area                    6,084,329                23%           9.6%             4,939,358                8.0%
                                          -----------                             -----           -----------               ----

         Totals:                          $63,046,271 (1)                        100.0%           $61,376,789              100.0%
                                          ===========                            ======           ===========              =====

----------------------------------
* Includes sales to Mexico and Central America Dealers

(1) Total does not include sales to dealers who were no longer Member-Dealers at end of period.

         Net Material Costs and Rebates. Net material costs for the second quarter and first six months of 1997 were $26,298,716 and $55,841,188, respectively, compared to $25,139,565 and $54,716,948, respectively, for the same periods in 1996. Net material costs for the second quarter increased 4.6 percent over the second quarter of 1996, which is lower than the 5.4 percent increase in sales for the same period. Net material costs as a percentage of sales were 87.2 percent in the second quarter of 1997 as compared to 87.9 percent for the same period in 1996. The slight decline of net material costs as a percentage of sales in the second quarter of 1997 over the same period of 1996 was the result of a 3.2 percent increase in purchase discounts and a 35.9 percent increase in factory rebates.

         The increase of 2.1 percent in net material costs for the first six months of 1997 parallels the increase of 2.8 percent in sales for the same period. Net material costs as a percentage of sales remained stable: 88.3 percent in the first six months of 1997 and 88.9 percent for the same period in 1996. The slight decline of net material costs as a percentage of sales for the first six months of 1997 as compared to the same 1996 period was the result of a
7.2 percent increase in purchase discounts and a 31.0 percent increase in factory rebates.

         Payroll Costs. Payroll costs during the second quarter and six months ended June 30, 1997, were $1,560,846 and $3,087,720 respectively, as compared to $1,461,676 and $2,926,949 for the same period in 1996. Payroll expense for the second quarter of 1997 increased by $99,170. This 6.8 percent increase was the result of regular


                                                            Page #16 of 21 Pages
salary increases and an increase in overtime payroll. A decline in productivity in the Company's shipping department due to high employee turnover resulted in a 30 percent increase in overtime, 37 percent of which was generated from the shipping department. Payroll expense for the first half of 1997 increased 5.5 percent over the same period in 1996 due to regular salary increases and a 29 percent increase in overtime, 50 percent of which was generated in the second quarter of 1997 and 36 percent of which was a result of overtime in the shipping department.

         Payroll costs for the second quarter of 1997 constituted 5.2 percent of both net sales and total expenses, compared to 5.1 percent for the same quarter in 1996. Payroll costs accounted for 4.9 percent of both sales and total expenses for the first six months of 1997 as compared to 4.8 percent for the same period in 1996.

         Other Operating Costs. During the second quarter and for the first six months of 1997 other operating costs increased 6.6 percent and 6.2 percent, respectively, compared to the same periods in 1996. Other operating expenses for the second quarter of 1997 were $1,945,721 (6.5% of sales) as compared to $1,825,489 (6.4% of sales) for the same period in 1996. For the six-month period ending June 30, 1997, other operating expenses were $3,509,518 (5.5% of sales) as compared to $3,303,222 of these expenses for the same period in 1996 (5.4% of sales).

         Other. operating costs include a wide variety of expenses related to the Company. The largest components of other operating costs in the second quarter and first six months of 1997 were $534,703 and $1,009,279, respectively, of employee expenses (representing an increase of 7.5 percent and 3.9 percent over 1996 levels), $441,844 and $931,321, respectively, of delivery expenses (representing an increase of 20.9 percent and 14.8 percent over 1996 levels) and $208,235 and $411,296, respectively, of warehouse expenses (representing a decrease of 11.5 percent and 8.0 percent from 1996 levels).

         Net Earnings and Net Earnings Per Share. As a result of an increase in gross margin, pretax net earnings increased 90.6 percent, from $267,073 for the second quarter of 1996 to $508,947 in the same 1997 period, while net earnings increased 94.6 percent. Further, due to this strong second quarter of 1997, pretax net earnings for the first six months of 1997 increased 46.8 percent, from $768,706 for the first six months of 1996 to $1,128,741 during the same 1997 period. Net earnings increased 47.9 percent.

         Net earnings in the second quarter and first six months of 1997 increased primarily due to two factors. First, the Company was able to generate a larger percentage of purchase discounts and rebates during the second quarter and first half of 1997 (which increased by $376,853 and $709,365, respectively) than the corresponding period in 1996. Secondly, interest expense decreased from $54,426 and $109,787 in the second quarter and first six months of 1996, respectively, to $12,671 and $22,246 in the same 1997 periods. This decline was the result of utilizing a line of credit as opposed to a mortgage which allowed the Company to apply excess cash to reduce the balance owing on the line of credit on a daily basis, consequently reducing interest.

         The Company's net earnings per share increased almost threefold in the second quarter of 1997 and 62.9% in the first six months of 1997 as compared to the same periods of 1996. This increase was due to an increase in net earnings in the second quarter and the first half of 1997, offset by an increase in the dividend accrued on preferred stock during the same periods. Dividends accrued in both the second quarter and first six months of 1997 represented a smaller percentage of 1997 net earnings than dividends accrued in the first quarter of 1996.




                                                            Page #17 of 21 Pages

     Quarter-to-quarter variations in the Company's net earnings per share reflect (in addition to the factors discussed above) the Company's pricing of its merchandise in order to deliver the lowest cost buying program for Member-Dealers (who own all of the stock of the Company), although this often results in lower net earnings for the Company. Because these trends benefit the individual stockholders of the Company who purchase its merchandise, there is no demand from shareholders that the Company focus greater attention upon earnings per share.

     Seasonality. The Company's quarterly net earnings traditionally have been subject to two primary factors. First and third quarter net earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during the winter months preceding ordering for significant sales for the spring. However, net earnings have varied substantially from year to year in the fourth quarter as a result of corrections to inventory made at year-end.

     In the first quarters of 1997 and 1996, traditional seasonality trends deviated from the norm. Purchase discount and factory rebate credits increased $332,512 and $199,335, respectively, in these periods from the corresponding periods in the previous years. This timing difference in the receipt of such discounts and rebates resulted in higher than usual first quarter net earnings in these years.

FINANCIAL CONDITION AND LIQUIDITY

     During the period ending June 30, 1997, Handy Hardware improved its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, and software to better meet the needs of its Member-Dealers.

     Cash Flow. During the first six months of 1997 there was a net increase for the period of $683,607 in the Company's cash and cash equivalents as compared to an increase of $503,374 for the same period of 1996.

     Cash flow from operating activities for the first six months of 1997 was $1,949,286 as compared to $1,000,238 in the same six month period of 1996. As illustrated by these figures, net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities, (ii) payment terms available to the Company from its suppliers, (iii) payment terms offered by the Company to its Member-Dealers and (iv) the state of the regional economy.

     The variance between cash flow from operating activities in the first six months of 1997 as compared to the same period in 1996 consisted principally of the following differences which had a positive effect on cash flows (i) an increase in net earnings to $733,358 in 1997 from $495,896 in 1996, (ii) a $178,366 decrease in accounts receivable in 1997 as compared to a $990,735 increase in 1996 and (iii) an increase of $585,256 in inventory in 1997 as compared to a $1,675,210 increase in inventory in 1996. The positive effects on cash flow in the first six months of 1997 over the first six months of 1996 were offset by the following negative effects: (i) a $917,679 increase in accounts payable in 1997 as compared to a $2,349,553 increase in accounts payable in 1996, (ii) a $139,640 increase in other liabilities as compared to an increase of $189,254 in other liabilities in 1996 and (iii) a $67,741 decrease in federal income taxes payable in 1997 as compared to an increase of $41,521 payable in 1996.




                                                            Page #18 of 21 Pages

     While inventory increased $585,256 in the first six months of 1997 from the beginning of the year, the increase was not as significant as the increase of $1,675,210 during the same 1996 period. During the first six months of 1996, the Company was still in the process of increasing the depth and breadth of inventory made possible by the increase in warehouse space following the completion of the Company's warehouse expansion project in third quarter of 1995. In the first six months of 1997, while the Company continued to expand its inventory to meet Member-Dealer demand, the expansion was not as significant as in the same period of 1996.

     Accounts payable increased during the first six months of 1997, but again, not as significantly as during the same period of 1996. This factor was mostly the result of (i) a smaller increase in inventory and (ii) a timing difference in the recognition of payables.

     The decrease in accounts receivable as compared to an increase in the same 1996 period was due to (i) a decrease in demand because of the unusually wet spring and (ii) aggressive competition at the wholesale and retail level which had an adverse effect on sales.

     In the first six months of 1997, the Company expended a net amount of $330,942 to purchase fixed assets, which is $110,541 (50%) higher than the $220,401 expended in the same period of 1996.

     In the first six months of 1997, $934,737 was used for financing activities, which was substantially higher than the $276,463 used in the first six months of 1996. The use of cash in the 1997 period consisted principally of
(i) payments made to reduce the balance owing on a line of credit extended to the Company, (ii) a larger preferred stock dividend payment in the first quarter of 1997 ($620,812 as compared to $515,029 in 1996) because of an increase in the dividend rate to 13 percent from 12 percent and (iii) an increase in the repurchase of Company stock ($187,800 vs. $130,275).

     In August 1996, Texas Commerce Bank ("the Bank") extended to the Company an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date at an interest rate of prime minus one and one-half percent (l.5%) or, at the Company's option, the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). Prior to that date the Bank extended the Company a $2 million revolving line of credit at the prime interest rate published by the Bank. The new line of credit was used to retire the Company's mortgage ($2,449,898) with the Bank in August 1996; and may also be used for working capital and other financing needs of the Company. In April 1997 the maturity date on the line of credit was extended to April 30, 1999. On June 30, 1997, the outstanding balance on the line of credit was $1,062,454, resulting from the initial draw on the line of credit of $2,449,898 (net of total payments of $1,387,444 on the line of credit during the last 12 months). On June 30, 1997, the interest rate on the line of credit was 7 percent.

     Working Capital. The Company's continuing ability to generate cash to meet its needs for funding its activities is highlighted by comparing three key liquidity measures shown in the following table:

                                 JUNE 30,                DECEMBER 31,            JUNE 30,
                                   1997                     1996                   1996
                                ----------               ----------             ----------

Working Capital                 $8,159,709               $8,037,391             $7,771,472
Current Ratio                     1.5 to 1                 1.6 to 1               1.7 to 1
  (Current Assets to
  Current Liabilities)
Long-term Debt as Percentage
  of Capitalization                    7.1                     11.4                   21.7

                                                            Page #19 of 21 Pages

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

         In the first six months of 1997, the Company maintained a 95.2 percent service level (the measure of the Company's ability to meet Member-Dealers' orders out of current stock) as compared to a service level of 94.5 percent for the same period of 1996. This increase in service level is the result of an adequate amount of storage for inventory available since the warehouse expansion project was completed. Inventory turnover was 6.0 times during the first six months of 1997 and 6.2 times for the first six months of 1996. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory, continued high service level, and increased warehouse sales.

         Capital Expenditures. In the six month period ending June 30, 1997,and June 30, 1996, the Company's investment in capital assets (net of dispositions) was $330,942 and $220,401, respectively. Approximately 38.6 percent ($127,744) of the amount expended in the first six months of 1997 was used to purchase computer hardware and software, 29.3 percent ($96,923) was used to upgrade the Company's catalog and purchase office equipment, 19.9 percent ($65,848) was used to upgrade warehouse equipment, 6.5 percent ($21,470) was used to purchase a Company automobile, 3.3% ($10,801) was paid for building construction and 2.4 percent ($8,156) was paid for future warehouse expansion plans. By comparison,
65.5 percent ($144,290) of the amount expended in the first six months of 1996 was used to upgrade warehouse equipment and 18.8 percent ($41,526) was used to purchase two automobiles.

         Significant outlays of cash or cash equivalents foreseen by the Company for the remainder of the year include the payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: the purchase of delivery vehicles and warehouse equipment ($210,000), computer equipment ($55,000), Company automobiles ($40,000), and office equipment ($20,000).

         The Company's cash position of $1,907,934 at June 30, 1997, is anticipated to be sufficient to fund all planned capital expenditures.


                                                            Page #20 of 21 Pages

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders -
             At the Annual Shareholder Meeting held on May 14, 1997, Virgil Cox, Robert Eilers and Leroy Welborn were elected to serve as Directors of the Company for three-year terms. James D. Tipton, President of the Company, was elected to serve a one-year term. The other Directors continuing to serve are: Weldon Bailey, Norman Bering, Susie Bracht-Black, Jeff Dyson, Phil Grothues and Larry Ward.

                                 No. of Votes          No. of Votes            Nominee
Nominees for Directors               For                 Against               Abstain               Approval
----------------------               ----                -------               -------               --------
Virgil Cox                           4760                  60                    -0-                   Yes
Robert Eilers                        4760                  60                    -0-                   Yes
Leroy Welborn                        4760                  60                    -0-                   Yes
James D. Tipton                      4760                  60                    -0-                   Yes


Item 5.      Other Information - None

Item 6.      Exhibits & Reports on Form 8-K - None

     (a)  Exhibit 10 - Material Contracts.

          Amended Loan Agreement with Texas Commerce Bank National Association dated April 30, 1997.














                                                            Page #21 of 21 Pages

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANDY HARDWARE WHOLESALE, INC.


                                              /s/ James D. Tipton
                                         ---------------------------------------
                                         JAMES D. TIPTON
                                         President
                                         (Chief Executive Officer)





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






         Dated:  August 14, 1997








                                                            Page #22 of 21 Pages

                            REVOLVING PROMISSORY NOTE

U.S. $7,500,000.00                                       April 30, 1997 ("Date")

FOR VALUE RECEIVED, HANDY HARDWARE WHOLESALE, INC. ("Borrower"), a Texas corporation, promises to pay to the order of TEXAS COMMERCE BANK NATIONAL ASSOCIATION ("Bank") on or before April 30, 1999, (the "Termination Date"), at its banking house at 712 Main Street, Houston, Harris County, Texas, or at such other location as Bank may designate, in lawful money of the United States of America, the lesser of: (i) the principal sum of SEVEN MILLION FIVE HUNDRED THOUSAND AND NO/100THS UNITED STATES DOLLARS (U.S. $7,500,000.00)(the "Maximum Loan Total"); or (ii) the aggregate unpaid principal amount of all loans made by Bank (each such loan being a "Loan"), which may be outstanding on the Termination Date. Each Loan shall be due and payable on the maturity date agreed to by Bank and Borrower with respect to such Loan (the "Maturity Date"). In no event shall any Maturity Date fall on a date after the Termination Date. Subject to the terms and conditions of this Note and the Loan Documents, Borrower may borrow, repay and reborrow all or any part of the credit provided for herein at any time before the Termination Date, there being no limitation on the number of Loans made so long as the total unpaid principal amount at any time outstanding does not exceed the Maximum Loan Total.

"Board" means the Board of Governors of the Federal Reserve System of the United States.

"Borrowing Date" means any Business Day on which Bank shall make a Loan hereunder.

"Business Day" means a day: (i) on which Bank and commercial banks in Houston are generally open for business; and (ii) with respect to LIBOR Loans, on which dealings in United States Dollar deposits are carried out in the interbank markets.

"Highest Lawful Rate" means the maximum nonusurious rate of interest from time to time permitted by applicable law. If Texas law determines the Highest Lawful Rate, Bank has elected the "indicated" (weekly) ceiling as defined in the Texas Credit Code or any successor statute. Bank may from time to time, as to current and future balances, elect and implement any other ceiling under such Texas Credit Code and/or revise the index, formula or provisions of law used to compute the rate on this open-end account by notice to Borrower, if and to the extent permitted by, and in the manner provided in such Texas Credit Code.

"Interest Period" means the period commencing on the Borrowing Date and ending on the Maturity Date, consistent with the following provisions. The duration of each Interest Period shall be: (a) in the case of a Prime Rate Loan, a period of up to the Termination Date unless any portion thereof is converted to a LIBOR Loan hereunder; and (b) in the case of a LIBOR Loan, a period of up to one, two, three or six months; in each case as selected by Borrower and agreed to by Bank. Borrower's choice of Interest Period is subject to the following limitations:
(i) No Interest Period shall end on a date after the Termination Date; and (ii) If the last day of an Interest Period would be a day other than a Business Day, the Interest Period shall end on the next succeeding Business Day (unless the Interest Period relates to a LIBOR Loan and the next succeeding Business Day is in a different calendar month than the day on which the Interest Period would otherwise end, in which case the Interest Period shall end on the next preceding Business Day).

"LIBOR Loan" means a Loan which bears interest at a rate determined by reference to the LIBOR Rate.

"LIBOR Rate" means a per annum interest rate determined by Bank by dividing: (i) the average rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) of the rates per annum at which United States dollar deposits in an amount comparable to the principal amount of the LIBOR Loan to which such LIBOR Rate is applicable for a term equal to or substantially equal to the Interest Period are offered by the principal office of The Chase Manhattan Bank to prominent banks in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of the applicable Interest Period; by
(ii) Statutory Reserves.

"Loan Documents" means this Note and any document or instrument evidencing or given in connection with this Note, including, but not limited to that certain Amendment and Restatement of Credit Agreement dated April 30, 1996 executed by and between Borrower and Bank (as amended from time to time, the "Agreement").

"Obligations" means all principal, interest and other amounts which are or become owing under this Note or any other Loan Document.

"Prime Rate" means the rate determined from time to time by Bank as its prime rate. The Prime Rate shall change automatically from time to time without notice to Borrower or any other person. THE PRIME RATE IS A REFERENCE RATE AND MAY NOT BE BANK'S LOWEST RATE.

"Prime Rate Loan" means a Loan which bears interest at a rate determined by reference to the Prime Rate.

"Statutory Reserves" means the difference (expressed as a decimal) of the number one minus the aggregate of the maximum reserve percentages (including, without limitation, any marginal, special, emergency, or supplemental reserves) expressed as a decimal established by the Board and any other banking authority to which Bank is subject to, with respect to the LIBOR Rate, for Eurocurrency Liabilities (as defined in Regulation D of the Board). Such reserve percentages shall include, without limitation, those imposed under such Regulation D. LIBOR Loans shall be deemed to constitute Eurocurrency Liabilities and as such shall be deemed to be subject to such reserve requirements without benefit of or credit for proration, exceptions or offsets which may be available from time to time to any bank under such Regulation D. Statutory Reserves shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

         Loans may be either Prime Rate Loans or LIBOR Loans. Borrower shall pay interest on the unpaid principal amount of each Prime Rate Loan at a rate per annum equal to the lesser of: (i) the Prime Rate in effect from time to time MINUS one and one-half percent (1.50%)(the "Effective Prime Rate"); or (ii) the Highest Lawful Rate. Accrued interest on each Prime Rate Loan is due and payable on the last day of each month and at the Maturity Date. Borrower shall pay interest on the unpaid principal amount of each LIBOR Loan for the Interest Period with respect thereto at a rate per annum equal to the lesser of: (i) the LIBOR Rate PLUS one and one-quarter percent (1.25%) (the "Effective LIBOR Rate"); or (ii) the Highest Lawful Rate. Accrued interest on each LIBOR Loan is due on the last day of each Interest Period applicable thereto, and in the case of an Interest Period in excess of three months, on each day which occurs every three months after the initial date of such Interest Period, and on any prepayment (on the amount prepaid).

         If at any time the effective rate of interest which would otherwise be payable on any Loan evidenced by this Note exceeds the Highest Lawful Rate, the rate of interest to accrue on the unpaid principal balance of such Loan during all such times shall be limited to the Highest Lawful Rate, but any subsequent reductions in such interest rate shall not become effective to reduce such interest rate below the Highest Lawful Rate until the total amount of interest accrued on the unpaid principal balance of such Loan equals the total amount of interest which would have accrued if the Effective Prime Rate, or Effective LIBOR Rate, whichever is applicable, had at all times been in effect.

         Each LIBOR Loan shall be in an amount not less than $250,000.00 and an integral multiple of $10,000.00. Each Prime Rate Loan shall be in an amount not less than $25,000.00 and an integral multiple of $5,000.00. Interest shall be computed on the basis of the actual number of days elapsed and a year comprised of 360 days, unless such calculation would result in a usurious interest rate, in which case such interest shall be calculated on the basis of a 365 or 366 day year, as the case may be.

         The unpaid principal balance of this Note at any time will be the total amounts advanced by Bank, less the amount of all payments or prepayments of principal. Absent manifest error, the records of Bank will be conclusive as to amounts owed; in the event of any discrepancy in the amount shown due in the Bank's records and the Borrower's records, however, the Bank agrees to allow the Borrower a reasonable amount of time to resolve the discrepancy.

         Loans shall be made on Borrower's irrevocable notice to Bank, given not later than 12:00 P.M. (noon) (Houston time) on, in the case of LIBOR Loans, the second Business Day prior to the proposed Borrowing Date or, in the case of Prime Rate Loans, the Business Day of the proposed Borrowing Date. Each notice of a requested borrowing (a "Notice of Requested Borrowing") under this paragraph may be oral or written, and shall specify: (i) the requested amount;
(ii) proposed Borrowing Date; (iii) whether the requested Loan is to be a Prime Rate Loan or LIBOR Loan; and (iv) Interest Period for the LIBOR Loan. If any Notice of Requested Borrowing shall be oral, Borrower shall deliver to Bank via facsimile not less than two (2) Business Days prior to the Borrowing Date in the case of a LIBOR Loan and not later than 12:00 noon on the Business Day in the case of a Prime Rate Loan, a confirmatory written Notice of Requested Borrowing.

         Borrower may on any Business Day prepay the outstanding principal amount of any Prime Rate Loan, in whole or in part. Partial prepayments shall be in multiples of $5,000.00. Borrower shall have no right to prepay any LIBOR Loan until the end of the applicable Interest Period.

         Provided that no Event of Default has occurred and is continuing, Borrower may elect to continue all or any part of any LIBOR Loan beyond the expiration of the then current Interest Period relating thereto by providing Bank at least two Business Day's written or telecopy notice of such election, specifying the Loan or portion thereof to be continued and the Interest Period therefor and whether it is to be a Prime Rate Loan or LIBOR Loan provided that any continuation as a LIBOR Loan shall not be less than $250,000.00 and shall be in an integral multiple of $10,000.00. If an Event of Default shall have occurred and be continuing, the Borrower shall not have the option to elect to continue any such LIBOR Loan or to convert Prime Rate Loans into LIBOR Loans. Provided that no Event of Default has occurred and is continuing, Borrower may elect to convert any Prime Rate Loan at any time or from time to time to a LIBOR Loan by providing Bank at least two Business Day's written or telecopy notice of such election, specifying each Interest Period therefor. Any conversion of Prime Rate Loans shall not result in a borrowing of LIBOR Loans in an amount less than $250,000.00 and in integral multiples of $10,000.00.

         If at any time Bank determines in good faith (which determination shall be conclusive) that any change in any applicable law, rule or regulation or in the interpretation, application or administration thereof makes it unlawful, or any central bank or other governmental authority asserts that it is unlawful, for Bank or its foreign branch or branches to maintain any LIBOR Loan by means of dollar deposits obtained in the London interbank market (any of the above being described as a "LIBOR Event"), then, at the option of Bank, the aggregate principal amount of all LIBOR Loans outstanding shall be prepaid; however the prepayment may be made at the sole option of the Bank with a Prime Rate Loan. Upon the occurrence of any LIBOR Event, and at any time thereafter so long as such LIBOR Event shall continue, the Bank may exercise its aforesaid option by giving written notice thereof to Borrower.

         Borrower will indemnify Bank against, and reimburse Bank on demand for, any reasonable loss, cost or expense incurred or sustained by Bank (including without limitation any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by Bank to fund or maintain LIBOR Loans) as a result of: (a) any payment or prepayment (whether permitted by Bank or required hereunder or otherwise) of all or a portion of any LIBOR Loan on a day other than the Maturity Date of such Loan; (b) any payment or prepayment, whether required hereunder or otherwise, of any LIBOR Loan made after the delivery of a Notice of Requested Borrowing but before the applicable Borrowing Date if such payment or prepayment prevents the proposed Loan from becoming fully effective; or (c) the failure of any LIBOR Loan to be made by Bank due to any action or inaction of Borrower. Such funding losses and other costs and expenses shall be calculated and billed by Bank and such bill shall, as to the costs incurred, be conclusive absent manifest error.

         All past-due principal and interest on this Note, will bear interest at a rate per annum equal to the Prime Rate plus two percent (2%); not to exceed, however, the Highest Lawful Rate.

         In addition to all principal and accrued interest on this Note, following an Event of Default, Borrower agrees to pay: (a) all reasonable costs and expenses incurred by Bank and all owners and holders of this Note in collecting this Note through probate, reorganization, bankruptcy or any other proceeding; and (b) reasonable attorney's fees if and when this Note is placed in the hands of an attorney for collection.

         Borrower and Bank intend to conform strictly to applicable usury laws. Therefore, the total amount of interest (as defined under applicable law) contracted for, charged or collected under this Note will never exceed the Highest Lawful Rate. If Bank contracts for, charges or receives any excess interest, it will be deemed a mistake. Bank will automatically reform the contract or charge to conform to applicable law, and if excess interest has been received, Bank will, at its discretion, either refund the excess to Borrower or credit the excess on the unpaid principal amount of this Note. All amounts constituting interest will be spread throughout the full term of this Note in determining whether interest exceeds lawful amounts.

          If any Event of Default (as defined in the Agreement) occurs, then Bank may do any or all of the following: (i) cease making Loans hereunder; (ii) declare the Obligations to be immediately due and payable, without notice of acceleration or of intention to accelerate, presentment and demand or protest or notice of any kind, all of which are hereby expressly waived; (iii) set off, in any order, against the Obligations any debt owing by Bank to Borrower, including, but not limited to, any deposit account, which right is hereby granted by Borrower to Bank; and (iv) exercise any and all other rights under the Loan Documents, at law, in equity or otherwise.

         No waiver of any default is a waiver of any other default. Bank's delay in exercising any right or power under any Loan Document is not a waiver of such right or power.

         Except as provided in the Agreement, Borrower waives notice, demand, presentment for payment, notice of nonpayment, notice of intent to accelerate, notice of acceleration, protest, notice of protest, and the filing of suit and diligence in collecting this Note and all other demands and notices, and consents and agrees that its liabilities and obligations will not be released or discharged by any or all of the following, whether with or without notice to it and whether before or after the stated maturity hereof: (i) extensions of the time of payment; (ii) renewals; and (iii) acceptances of partial payments. Borrower agrees that acceptance of any partial payment will not constitute a waiver and that waiver of any default will not constitute waiver of any prior or subsequent default.

         Where appropriate the neuter gender includes the feminine and the masculine and the singular number includes the plural number.

         Borrower represents and agrees that: all Loans evidenced by this Note are and will be for business, commercial, investment or other similar purpose and not primarily for personal, family, or household use as such terms are used in Chapter One of the Texas Credit Code. Borrower represents and agrees that each of the following statements is true: (i) No advances will be used primarily for agricultural purposes as such term is used in the Texas Credit Code. (ii) No advances will be used for the purpose of purchasing or carrying any margin stock as that term is defined in Regulation U of the Board. Notwithstanding anything contained herein or in any other Loan Document, if this is a consumer credit obligation (as defined or described in 12 C.F.R. 227, Regulation AA, promulgated by the Board), the security for this credit obligation will not extend to any non-possessory security interest in household goods (as defined in Regulation
AA) other than a purchase money security interest, and no waiver of any notice contained herein or therein will extend to any waiver of notice prohibited by Regulation AA.

         Chapter 15 of the Texas Credit Code shall not apply to this Note or to any Loan evidenced by this Note.

         This Note is given in part to renew, modify and extend that one certain revolving promissory note dated April 30, 1996, executed by Borrower and payable to the order of the Bank in the principal amount of $7,500,000.00 (said note, together with all prior promissory notes of which it renews, modifies or extends, the "Renewed Note"). There is as of April 30, 1997, an outstanding principal balance of $1,347,443.88 on this Note.

         This Note is governed by Texas law. If any provision of this Note is illegal or unenforceable, that illegality or unenforceability will not affect the remaining provisions of this Note. BORROWER AND BANK AGREE THAT HARRIS COUNTY, TEXAS IS PROPER VENUE FOR ANY ACTION OR PROCEEDING BROUGHT BY BORROWER OR BANK, WHETHER IN CONTRACT, TORT, OR OTHERWISE. ANY ACTION OR PROCEEDING AGAINST BORROWER MAY BE BROUGHT IN ANY STATE OR FEDERAL COURT IN SUCH COUNTY TO THE EXTENT NOT PROHIBITED BY APPLICABLE LAW. TO THE EXTENT PERMITTED BY
APPLICABLE LAW BORROWER HEREBY IRREVOCABLY (A) SUBMITS TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURTS, AND (B) WAIVES ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT OR THAT ANY SUCH COURT IS AN INCONVENIENT FORUM.

         For purposes of this Note, any assignee or subsequent holder of this Note will be considered the "Bank," and each successor to Borrower will be considered the "Borrower."

         Borrower represents that if it is not a natural person, it is duly organized and validly existing and in good standing under the laws of the state of its incorporation or organization; has full power to own its properties and to carry on its business as now conducted; is duly qualified to do business and is in good standing in each jurisdiction in which the nature of the business conducted by it makes such qualification desirable; and has not commenced any dissolution proceedings. Borrower represents that if it conducts business under an assumed business or professional name it has properly filed Assumed Name Certificate(s) in the office(s) required by Chapter 36 of the Texas Business and Commerce Code. Each of the persons signing below on behalf of Borrower represents that he/she has full requisite power and authority to execute and deliver this Note to Bank on behalf of the party for whom he/she signs and to bind such party to the terms and conditions of this Note and that this Note is enforceable against such party.

         NO  COURSE  OF  DEALING  BETWEEN   BORROWER  AND  BANK,  NO  COURSE  OF
PERFORMANCE, NO TRADE PRACTICES, AND NO EXTRINSIC EVIDENCE OF ANY NATURE MAY BE USED TO CONTRADICT OR MODIFY ANY TERM OF THIS NOTE OR ANY OTHER LOAN DOCUMENT.

         THIS NOTE AND THE OTHER WRITTEN LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES.

         THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

         IN WITNESS WHEREOF, Borrower has executed this Note effective the day, month and year first aforesaid.

                                BORROWER:    HANDY HARDWARE WHOLESALE, INC.

                                             By:  /s/ James D. Tipton
                                                --------------------------------

                                             Name:   James D. Tipton

                                             Title:  President C.E.O.

(Bank's signature is provided as its acknowledgment of the above as the final written agreement between the parties)

TEXAS COMMERCE BANK NATIONAL ASSOCIATION

By:  /s/ Carlos Valdez, Jr.
   -----------------------------------

Name:  Carlos Valdez, Jr.

Title: Vice-President