Form 10-Q
period 1997-09-30
HANDY HARDWARE WHOLESALE INC
filed 1997-11-13
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 1997.

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

                           Yes    X      No
                               ---------   ---------
The number of shares outstanding of each of the Registrant's classes of common stock as of September 30, 1997, was 8580 shares of Class A Common Stock, $100 par value, and 51,076 shares of Class B Common Stock, $100 par value.











                                                             Page #1 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX
                                      -----


PART I    Financial Information                                         Page No.

          Item 1.   Financial Statements

                    Condensed Balance Sheet September 30, 1997
                         and December 31, 1996............................ 3 - 4

                    Condensed Statement of Earnings - Nine Months
                         Ended September 30, 1997 and 1996.....................5

                    Condensed Statement of Cash Flows - Nine Months
                         Ended September 30, 1997 and 1996.....................6

                    Notes to Condensed Financial Statements...............7 - 14

          Item 2.   Management's Discussion & Analysis of Financial
                         Condition and Results of Operations ............15 - 20

PART II   Other Information

          Items 1.-4.None ....................................................21

          Item 5.   Other Information.........................................21

          Item 6.   None......................................................21

          Signatures .........................................................22









                                                             Page #2 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1997             1996
                                                   ------------     ------------
ASSETS

CURRENT ASSETS
  Cash                                              $ 2,440,333      $ 1,224,327
  Accounts Receivable, net of                        11,068,832        9,206,177
    subscriptions receivable in
    the amount of $73,259.78 for 1997
    and $45,515 for 1996
  Notes Receivable (Note 3)                              4,440                0
  Inventory                                          14,186,639       11,421,127
  Other Current Assets                                  301,400          317,090
                                                    -----------      -----------
                                                    $28,001,644      $22,168,721
                                                    -----------      -----------
PROPERTY, PLANT AND EQUIPMENT (Note 2)
  At Cost Less Accumulated Depreciation
    of $3,985,219 (1997) and $3,380,058 (1996)      $ 9,299,060       $9,466,577
                                                    -----------       ----------

OTHER ASSETS
  Notes Receivable (Note 3)                            $120,281         $105,844
  Deferred Compensation Funded                          245,110          245,110
  Other Noncurrent Assets                                     0           89,451
                                                       --------         --------
                                                       $365,391         $440,405
                                                       --------         --------
TOTAL ASSETS                                        $37,666,095      $32,075,703
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note Payable-Line of Credit                       $   529,954      $   985,883
  Notes Payable-Stock (Note 4)                           23,860           23,860
  Notes Payable-Capital Leases                           91,070           67,002
  Accounts Payable-Trade                             17,613,085       11,932,351
  Other Current Liabilities                           1,256,082        1,054,493
  Current Deferred Income Taxes Payable (Note 5)         28,846                0
  Federal Income Taxes Payable(Note 5)                        0           67,741
                                                     ----------      -----------
                                                    $19,542,897      $14,131,330
                                                    -----------      -----------
NONCURRENT LIABILITIES
  Note Payable-Line of Credit                       $        0        $  851,541
  Notes Payable-Stock(Note 4)                          219,150           209,950
  Notes Payable-Capital Lease                          137,311           123,290
  Notes Payable-Vendor                                 115,762           105,844
  Deferred Compensation Payable                        245,110           245,110
  Deferred Income Taxes Payable (Note 5)               292,178           297,773
                                                    ----------        ----------
                                                    $1,009,511        $1,833,508
                                                    ----------        ----------

TOTAL LIABILITIES                                  $20,552,408       $15,964,838
                                                   -----------       -----------






The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.


                                                             Page #3 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                     1997               1996
                                                 -------------      ------------
STOCKHOLDERS' EQUITY
--------------------
  Common Stock, Class A,
    authorized 20,000 shares, $100
    par value per share, issued
    8,830 & 8,220 shares                            $    883,000    $    822,000
  Common Stock, Class B,
    authorized 100,000 shares, $100
    par value per share, issued
    52,130 & 47,733 shares                             5,213,000       4,773,300
  Common Stock, Class B
    Subscribed 4,419.45 & 4,036.51
    shares                                               441,945         403,651
         Less Subscription Receivable                   (36,630)        (22,757)
  Preferred Stock, authorized 100,000
    shares, $100 par value per share,
    issued 54,722.75 & 50,213.75 shares                5,472,275       5,021,375
  Preferred Stock, Subscribed
    4,419.45 & 4,036.52                                  441,945         403,652
         Less Subscription Receivable                   (36,630)        (22,758)
  Paid in Surplus                                        312,931         296,965
                                                    ------------    ------------
                                                    $ 12,691,836    $ 11,675,428

  Less: Cost of Treasury Stock
    2,502 & -0- shares                                  (250,200)              0
                                                    ------------    ------------
                                                    $ 12,441,636    $ 11,675,428

  Retained Earnings                                    4,672,051       4,435,437
                                                    ------------    ------------
     Total Stockholders' Equity                     $ 17,113,687    $ 16,110,865
                                                    ------------    ------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                $ 37,666,095    $ 32,075,703
--------------------                                ============    ============



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.



                                                             Page #4 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                         CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                             QUARTER                      NINE MONTHS
                          ENDED SEPT.30,                 ENDED SEPT.30,
                          -------------                  -------------
                       1997            1996            1997           1996
                       ----            ----            ----           ----

EARNINGS
--------
 Net Sales         $32,300,755      $29,042,616    $95,570,442       $90,588,740
 Sundry Income         184,550          136,761        504,276           416,249
                   -----------      -----------    -----------       -----------
TOTAL EARNINGS     $32,485,305      $29,179,377    $96,074,718       $91,004,989
--------------     -----------      -----------    -----------       -----------

EXPENSE
-------
 Net Mat'l. Costs  $29,069,986      $25,908,048    $84,911,174       $80,624,996
 Payroll Costs       1,605,160        1,527,951      4,692,880         4,454,900
 Other Operating
     Costs           1,606,569        1,516,645      5,116,087         4,819,867
 Interest Expense        7,441           40,700         29,687           150,487
                   -----------       ----------    -----------       -----------
TOTAL EXPENSE      $32,289,156      $28,993,344    $94,749,828       $90,050,250
-------------      -----------      -----------    -----------       -----------

NET EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX         $   196,149      $   186,033     $ 1,324,890      $   954,739
----------         -----------      -----------     -----------      -----------


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5)    (72,081)         (68,071)       (467,464)       (340,881)
------------------ ------------     ------------    ------------     -----------

NET EARNINGS       $   124,068      $   117,962     $   857,426      $   613,858
------------

LESS ACCRUAL FOR
DIVIDENDS ON
PREFERRED STOCK       (155,203)        (128,757)       (465,609)       (386,271)
---------------    ------------     ------------      ----------     -----------

NET EARNINGS
APPLICABLE
TO COMMON
STOCKHOLDERS       $ (  31,135)     $ (  10,795)    $   391,817      $   227,587
------------       ============     ============    ============     ===========

NET EARNINGS PER
SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)   $     (0.49)     $     (0.18)    $      6.38      $      4.03
----------------   ============     ============    ===========      ===========





The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.






                                                             Page #5 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                     NINE MONTHS ENDED SEPT. 30,
                                                       1997               1996
                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
 Net Earnings                                      $   857,426      $    613,858
                                                   -----------      ------------
 Adjustments to Reconcile Net
     Earnings to Net Cash Provided by
     Operating Activities:
          Depreciation                             $   680,648      $    664,472
          Increase in Deferred Income Tax               23,251            19,147

 Changes in Assets and Liabilities
     Increase in Accounts Receivable               $(1,862,655)     $(2,676,540)
     (Increase)Decrease in Notes Receivable            (18,877)            3,640
     Increase in Inventory                          (2,765,512)      (3,486,150)
     Decrease in Other Assets                          105,141             7,593
     Increase (Decrease)in Notes Payable - Vendor        9,918           (2,169)
     Increase in Accounts Payable                    5,680,734         5,636,208
     Increase in Other Liabilities                     201,589           524,811
     Increase (Decrease) in Federal Income Taxes
          Payable                                      (67,741)                0
                                                   ------------     ------------
          TOTAL ADJUSTMENTS                        $ 1,986,496      $    691,012
                                                   ------------     ------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                     $ 2,843,922      $  1,304,870
                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Capital Expenditures                              $  (513,131)     $  (416,798)
 Disposition of Fixed Assets                                 0                 0
                                                   ------------     ------------
          NET CASH USED FOR
          INVESTING ACTIVITIES                     $  (513,131)    $   (416,798)
                                                   ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Increase (Decrease)in Note Payable-Line of Credit $(1,307,470)    $   2,204,908
 Decrease in Mortgage Payable                                0       (2,823,306)
 Increase in Notes Payable-Stock                         9,200            37,640
 Increase (Decrease)in Notes Payable-Capital Lease      38,089          (54,818)
 Increase in Subscription Receivable                   (27,745)         (32,772)
 Proceeds From Issuance of Stock                     1,044,153           986,692
 Purchase of Treasury Stock                           (250,200)        (176,075)
 Dividends Paid                                       (620,812)        (515,029)
                                                   ------------    -------------
          NET CASH USED FOR FINANCING
          ACTIVITIES                               $(1,114,785)     $ ( 372,760)
                                                   ------------     ------------

NET INCREASE IN
CASH AND CASH EQUIVALENTS                          $ 1,216,006      $    515,312

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,224,327         1,266,915
                                                   ------------     ------------
CASH & CASH EQUIVALENTS AT END OF PERIOD           $ 2,440,333      $  1,782,227
                                                   ------------     ------------


ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT
OF CASH FLOWS
-------------
 Interest Expense Paid                             $    29,687      $    150,487
 Income Taxes Paid                                 $   492,896      $    397,980





The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                             Page #6 of 22 Pages

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

(3)      Net Earnings Per Share:

         Net earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:
                                        QUARTER ENDED       NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                       1997       1996        1997       1996
                                       ----       ----        ----       ----

Calculation of Net Earnings Per Share
 of Common Stock

 Net Earnings                       $124,068    $117,962    $857,426    $613,858
 Less: Accrued Dividends
     on Preferred Stock             (155,203)   (128,757)   (465,609)  (386,271)
                                    ---------   ---------   ---------  ---------
                                    $(31,135)   $(10,795)   $391,817    $227,587

 Weighted Average
     Shares of Common Stock
     (Class A & Class B)
      outstanding                     63,214      58,680      61,422      56,483
     Net Earnings Per Share
      of Common Stock               $  (0.49)   $  (0.18)   $   6.38     $  4.03
                                    =========  ==========   =========    =======





                                                             Page #7 of 22 Pages

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

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the nine months ended September 30, 1997, contained herein, therefore, are net of dividends actually paid during the first quarter of 1997 in the amount of $620,812.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:
                               SEPTEMBER 30,                        DECEMBER 31,
                                   1997                                 1996
                               ------------                         ------------
Land                           $ 2,027,797                           $ 2,027,797
Building & Improvements          7,512,543                             7,479,697
Furniture, Computer, Warehouse   3,274,091                             2,875,288
Transportation Equipment           469,848                               463,853
                               ------------                         ------------
                               $13,284,279                           $12,846,635

Less: Accumulated Depreciation  (3,985,219)                          (3,380,058)
                               ------------                          -----------
                               $ 9,299,060                           $ 9,466,577
                               ===========                           ===========










                                                             Page #8 of 22 Pages

NOTE 3 - NOTES RECEIVABLE

                                  CURRENT PORTION       NONCURRENT PORTION
                                  SEPT.30,  DEC.31,       SEPT. 30,     DEC. 31,
DEBTOR               COLLATERAL     1997     1996           1997          1996
------               ----------     ----     ----           ----          ----

Alamo Heights Hdwe        --         $0       $0          $5,893         $ 5,893
Allen's Hardware          --      4,440        0           4,519               0
Breed & Co., Inc.         --          0        0           3,090           3,089
Broadway Hdwe             --          0        0          21,333          21,333
Casey's Supply            --          0        0           1,303           1,303
Commerce Hdwe             --          0        0           3,053           3,053
Decatur Hdwe              --          0        0           2,340           2,340
Doug Ashy Bldg. Mt'l      --          0        0           5,422           1,912
Goodwood Hdwe             --          0        0           4,669               0
Grandbury Farm
    & Ranch               --          0        0               0           1,219
Grogan Bldg. Supply Co.   --          0        0             824               0
Handyman Hdwe             --          0        0          13,165          13,165
Henckel's Hwy. 6
    Ace Home Ctr          --          0        0           5,446           5,446
J & B Auto Supply & Hdwe  --          0        0           2,171           2,171
Jackson Hdwe
    & Supply Co.          --          0        0           2,297           2,297
Karl Obst Feed Sales      --          0        0             825             825
King Feed & Hdwe          --          0        0           4,255           4,255
Liberty Auto Parts & Hdwe --          0        0           2,880           2,880
Marchand's Inc.           --          0        0           2,830           2,830
Mardis Auto Parts & Hdwe  --          0        0           2,619           2,619
Mike's Hdwe               --          0        0           1,511           1,511
Motes Lbr                 --          0        0           2,231               0
Overall Lumber            --          0        0           3,362           3,362
A. Peterson Co.           --          0        0           1,993           1,993
Pitts Hdwe                --          0        0           1,772           1,772
Rusty's Plumbing & Hdwe   --          0        0           1,291           1,291
Sawyer Brothers Hdwe      --          0        0           4,840           4,840
Sealy Ace Hdwe            --          0        0           4,920           4,920
Stifter Lbr               --          0        0           3,087           3,087
Trahan Hdwe               --          0        0           1,372           1,372
Wagner Hdwe               --          0        0           3,262           3,360
Wichita Hdwe              --          0        0           1,706           1,706
                                 ------      -----      --------         -------
                                 $4,440       $0        $120,281        $105,844
                                  =====     ======      ========        ========

The notes reflected in the above table (except for Allen's Hardware) reflect amounts due to the Company from its Member-Dealers under a deferred payment agreement with the Company. Under this agreement, the Company supplies Member-Dealers with an initial order of General Electric lamps. The payment for this order is deferred so long as the Member-Dealer continues to purchase General Electric lamps through the Company. If a Member-Dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric bills the Company for the Member-Dealer's initial order and the note becomes immediately due and payable in full to the Company.







                                                             Page #9 of 22 Pages

                       HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - NOTES PAYABLE - STOCK

                                                                            CURRENT PORTION                  NONCURRENT PORTION
                         INTEREST                       MATURITY        SEPT.30,       DEC. 31,          SEPT.30,           DEC. 31,
PAYEE                      RATE        COLLATERAL         DATE            1997          1996              1997                1996
-----                      ----        ----------         ----            ----          ----              ----                ----
Alamo Lbr.                 6.25%          None           2000           $     0       $     0          $  3,000             $  3,000

Arlington Hdwe.            6.25%          None           2000                 0             0            56,400               56,400

Beere Hdwe.                6.00%          None           1997             1,100         1,100                 0                    0

Cleveland Hdwe.            6.00%          None           1997            21,760        21,760                 0                    0

Community Hdwe.            6.25%          None           2000                 0             0             6,400                6,400

Company Store              6.25%          None           2000                 0             0             9,600                9,600

Cypress Creek Hdwe.        6.25%          None           2001                 0             0            14,400               14,400

D.A.D.S.Whsle,Inc.         6.25%          None           2000                 0             0             5,000                5,000

Dan's Home Ctr.            6.00%          None           1999                 0             0             8,600                8,600

Eagle Lake Farm &
     Home Supply           6.25%          None           2001                 0             0             9,000                9,000

Gulfway Lbr.               6.25%          None           2000                 0             0            12,800               12,800

Hawkins Hdwe.              6.00%          None           1999                 0             0             2,150                2,150

Hometown Hdwe.             6.00%          None           1997             1,000         1,000                 0                    0

J & B Builders             6.00%          None           1998                 0             0             7,000                7,000

Ken's Hdwe.                6.00%          None           1999                 0             0             5,000                5,000

King Copeland
     Lbr. Co.              6.25%          None           2001                 0             0            14,240               14,240

McGinty's Hdwe.            6.25%          None           2001                 0             0            19,360               19,360

Patterson Hdwe.            6.00%          None           1999                 0             0            12,000               12,000

Pierre Part Store,
     Inc.                  6.25%          None           2002                 0             0             3,000                    0

Riley Bldg. Supply
     Inc.                  6.25%          None           2002                 0             0             6,200                    0

Rockdale Bldg. Ctr.        6.25%          None           2000                 0             0             3,000                3,000

Space City Hdwe.           6.00%          None           1999                 0             0             9,000                9,000

Swan Lake Hdwe.            6.25%          None           2000                 0             0             5,000                5,000

Yeager Hdwe.               6.00%          None           1999                 0             0             2,000                2,000

Yeager Hdwe.               7.00%          None           2000                 0             0             6,000                6,000
                                                                        -------       -------          --------             --------
                                                                        $23,860       $23,860          $219,150             $209,950
                                                                        =======       ========         ========             ========






                                                            Page #10 of 22 Pages

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
                                                   --------
                                                   $233,810


NOTE 5 - INCOME TAXES

The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993, on a prospective basis. The major categories of deferred income tax provisions are as follows:

                                           QUARTER ENDED            YEAR ENDED
                                           SEPTEMBER 30,            DECEMBER 31,
                                              1997                      1996
                                           --------------           ------------

Excess of tax over book depreciation        $ 1,344,720              $ 1,331,472

Allowance for bad debt                           (7,195)                 (7,195)

Inventory - Ending inventory adjustment
    for tax recognition of Sec. 263A
    Uniform Capitalization Costs               (184,102)               (249,239)

Deferred Compensation                          (209,235)               (199,235)
                                            ------------             -----------

    Total                                   $   944,188               $  875,803
    Statutory Tax Rate                               34%                     34%
                                            -----------               ----------
    Cumulative Deferred Income Tax Payable  $   321,024               $  297,773
                                            ===========               ==========

    Classified as:
         Current Liability                 $    28,846                $        0
         Noncurrent Liability                  292,178                   297,773
                                           -----------               -----------
                                           $   321,024                $  297,773
                                           ===========                ==========















                                                            Page #11 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                   NINE MONTHS     NINE MONTHS
                                                   ENDED           ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1997            1996
                                                   -------------   -------------

Principal Components of Income Tax Expense
    Federal:
         Current
            Income tax paid                            $468,137         $290,902
            Carry-over of prepayment from
                prior year                               24,759          107,078
            Refund received for overpayment
                from prior year                               0                0
                                                       --------         --------
                                                       $492,896         $397,980

            Federal Income Tax Payable (Receivable)     (48,683)        (76,246)

            Carry-over to subsequent year                     0                0
                                                       --------         --------
                Income tax for tax reporting
                at statutory rate of 34%               $444,213         $321,734
          Deferred
            Adjustments for financial reporting:
                Depreciation                              4,504            2,803
                263A Uniform Capitalization Costs        22,147           19,744
                Other                                    (3,400)         (3,400)
                                                       --------         --------
            Provisions for federal income tax          $467,464         $340,881
                                                       ========         ========















The Company is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income.






                                                            Page #12 of 22 Pages

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

                    Each  Member-Dealer  receives from the Company a semimonthly statement of Total Purchases made during the covered billing period and an additional charge ("Purchase Funds") of 2 percent of warehouse purchases until the Member-Dealer's Desired Stock Ownership is attained. (The Subscription Agreement entitles the Company to collect 2 percent of total purchases. Since May 1, 1983, however, the Board of Directors has determined to collect 2 percent of warehouse purchases only.) On a monthly basis, the Company reviews the amount of unexpended Purchase Funds being held for each Member-Dealer. If a Member-Dealer has unexpended Purchase Funds of at least $2000, the Company applies such funds to the purchase of ten shares of Class B Common Stock and ten shares of Preferred Stock at $100 per share.


    (3)        Transferability

                    Holders of Class A Common Stock may not sell those shares to a third party without first offering to sell them back to the Company. There are no specific restrictions on the transfer of the Company's Class B Common or Preferred Stock.


                                                            Page #13 of 22 Pages

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

               Option - I  The Member - Dealer's   Class  A  Common   Stock   is
                           repurchased at $100 per share. Any funds remaining in
                           the  Member-Dealer's Purchase  Fund  Account will  be
                           returned at the dollar value of such account.  Twenty
                           percent or $3000, whichever is greater,  of the total
                           value of the Class B Common and Preferred Stock will
                           be repurchased.  The remaining value of the  Class  B
                           Common and  Preferred Stock is converted to  a  five-
                           year interest  bearing note.  During the  first  four
                           years this note only  pays  interest.  In  the  fifth
                           year  both  interest  and  principal  are  paid.  The
                           interest rate is determined by the Company's Board of
                           Directors   at  the   same  time  they  approve   the
                           repurchase.


               Option - II Same  as Option I except  that the remaining value of the Class B Common and Preferred Stock is discounted 15 percent and reimbursed to the Member-Dealer immediately at the time of repurchase.

























                                                            Page #14 of 22 Pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

     During the third quarter of 1997, total sales were 11.2 percent higher than during the same quarter in 1996, as compared to a 6.4 percent decrease in 1996 from 1995 and a 12.7 percent increase in 1995 over 1994. For the first nine months for each of these periods, sales increased by 5.5 percent, 0.5 percent and 9.4 percent, respectively.

     Since the beginning of the fourth quarter 1995, retail sales have been suppressed by high consumer debt. Sales in the retail hardware industry in the first five months of 1997 mirrored sales in the retail industry in general. Additional factors that suppressed sales in early 1997 include an unusually wet spring and pressure from retail warehouses, which continues to erode the market share of independent hardware stores. However, beginning in June, 1997 as consumer confidence and the economy strengthened, sales began a steady increase. Sales for June, 1997 through September, 1997 increased 14.7 percent, 8.4 percent, 10.0 percent and 14.6 percent, respectively, over the same periods in 1996. These factors have resulted in moderate sales growth in most territories.

     Other factors have resulted in flat sales in the Baton Rouge, New Orleans and Gulf Coast East territory and significant increases in the Austin, Brenham and Central Texas area and in the Arkansas territory. Sales in the Baton Rouge, New Orleans and Gulf Coast East territory were on par with sales for the same nine month period in 1996. This was a result of a personnel change in that territory. The significant increase of 15 percent in sales for the first nine months of 1997 in the Austin, Brenham and Central Texas area has resulted from increased marketing efforts by the Company's employees in that territory. The 39 percent increase in sales during the same period in the Arkansas area was the result of two significant factors (i) the increased marketing efforts by the Company's employees in that area and (ii) the positive result of a territory reorganization which transferred the sales of ten Member-Dealers with $454,938 in sales from the North Texas, Dallas and Fort Worth area to this territory. The North Texas, Dallas and Fort Worth area sales increased by only 5 percent due to the same territory reorganization. Without the territory reorganization, sales in the Arkansas area would have increased approximately 21 percent and sales in the North Texas, Dallas and Fort Wortharea would have increased approximately 9 percent.











                                                            Page #15 of 22 Pages

         Sales The following table compares the Company's sales during the first nine months of 1997 to sales during the same period of 1996, by sales territory:


                                                    Nine Months                                       Nine Months
                                                       Ended                                             Ended
                                                September 30, 1997                                 September 30, 1996
                                                ------------------                                 ------------------


                                                % Increase
                                                 in Sales
                                                 from Nine              % of                                                   % of
                                                   Months               Total                                                  Total
Sales Territory                  Sales              1996                Sales           Sales                                  Sales
---------------                  -----              ----                -----           -----                                  -----

Houston Area                  $24,361,747            4%                25.6%        $23,383,353                                26.0%

Victoria, San Antonio,
Corpus Christi & Rio Grande
Valley Area*                   16,692,845            3%                17.5%         16,228,936                                18.0%

North Texas, Dallas
& Fort Worth Area              14,132,505            5%                14.8%         13,415,412                                14.9%

Austin, Brenham & Central
Texas Area                     11,592,229           15%                12.2%         10,121,715                                11.2%

Southern Louisiana Area        10,927,715            5%                11.5%         10,413,987                                11.6%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                    8,368,442            0%                 8.8%          8,401,090                                 9.3%

Arkansas Area                   3,522,020           39%                 3.7%          2,531,105                                 2.8%

Oklahoma Area                   5,568,395            0%                 5.9%          5,589,250                                 6.2%
                              -----------          ----               ------        -----------                               ------

         Totals:              $95,165,898 (1)                         100.0%        $90,084,848                               100.0%
                              ===========                             ======        ===========                               ======

-----------------------

* Includes sales to Mexico and Central America Dealers
(1) Total does not include sales to dealers who were no longer Member-Dealers at end of period.

     Net Material Costs and Rebates. Net material costs for the third quarter and first nine months of 1997 were $29,069,986 and $84,911,174, respectively, compared to $25,908,048 and $80,624,996, respectively, for the same periods in 1996. Net material costs for the third quarter increased 12.2 percent over the third quarter of 1996, which is higher than the 11.2 percent increase in sales for the same period. Net material costs as a percentage of sales were 90.9 percent in the third quarter of 1997 as compared to 89.2 percent for the same period in 1996. The slight increase of net material costs as a percentage of sales in the third quarter of 1997 over the same period of 1996 was the result of an increase in the number of inventory items sold at a lower gross margin. Sales with a markup ranging from 2% to 5% increased from $2,599,734 in 1996 to $3,215,175 in 1997, an increase of 23.7 percent.

     The increase of 5.3 percent in net material costs for the first nine months of 1997 parallels the increase of 5.5 percent in sales for the same period. Net material costs as a percentage of sales remained stable: 88.8 percent in the first nine months of 1997 and 89.0 percent for the same period in 1996. The slight decline of net material costs as a percentage of sales for the first nine months of 1997 as compared to the same 1996 period was the result of a 3.3 percent increase in purchase discounts and a 19.3 percent increase in factory rebates.

Payroll Costs. Payroll costs during the third quarter and nine months ended September 30, 1997, were $1,605,160 and $4,692,880 respectively, as compared to $1,527,951 and $4,454,900 for the same period in 1996. Payroll expense for the third quarter of 1997 increased by $77,209. This 5.1 percent increase was the


                                                            Page #16 of 22 Pages
result of regular salary increases. Payroll expense for the first nine months of 1997 increased 5.3 percent over the same period in 1996 due to regular salary increases and a 17 percent increase in overtime, 49 percent of which was generated in the second quarter of 1997 and 32 percent of which was a result of overtime in the shipping department resulting from high employee turnover and the corresponding decline in productivity.

     Payroll costs for the third quarter of 1997 constituted 5.0 percent of both net sales and total expenses, compared to 5.3 percent for the same quarter in 1996. Payroll costs were 4.9 percent of both sales and total expenses for the first nine months of both 1997 and 1996.

     Other Operating Costs. During the third quarter and for the first nine months of 1997 other operating costs increased 5.9 percent and 6.1 percent, respectively, compared to the same periods in 1996. Other operating expenses for the third quarter of 1997 were $1,606,569 (5.0% of sales) as compared to $1,516,645 (5.2% of sales) for the same period in 1996. For the nine-month period ending September 30, 1997, other operating expenses were $5,116,087 (5.4% of sales) as compared to $4,819,867 of these expenses for the same period in 1996 (5.3% of sales).

Other operating costs include a wide variety of expenses related to the Company. The largest components of other operating costs in the third quarter and first nine months of 1997 were $622,982 and $1,632,261, respectively, of employee expenses (representing an increase of 19.3 percent and 9.3 percent over 1996 levels), $346,024 and $1,355,303 respectively, of delivery expenses (representing an increase of 63.5 percent and 14.6 percent over 1996 levels) and $266,075 and $637,371, respectively, of warehouse expenses (representing an increase of 23.2 percent and a decrease of 3.9 percent from 1996 levels).

     Net Earnings and Net Earnings Per Share. As a result of an increase in gross margin and a decline in interest expense, net earnings increased 5.2 percent, from $117,962 for the third quarter of 1996 to $124,068 in the same 1997 period. Further, due to the strong second quarter of 1997, net earnings for the first nine months of 1997 increased 39.7 percent, from $613,858 for the first nine months of 1996 to $857,426 during the same 1997 period.

Net earnings in the third quarter and first nine months of 1997 increased primarily due to a decrease in interest expense which declined from $40,700 and $150,487 in the third quarter and first nine months of 1996, respectively, to $7,441 and $29,687 in the same 1997 periods. This decline was the result of utilizing a line of credit to replace the Company's mortgage, thus allowing the Company to apply excess cash to reduce the balance owing on the line of credit on a daily basis, consequently reducing interest. In addition, net earnings for the first nine months of 1997 increased due to the Company's ability to generate a larger percentage of purchase discounts and rebates (which increased by $640,429) than in the corresponding period in 1996.

The Company's net earnings per share declined 172 percent in the third quarter of 1997 and increased 68.7% in the first nine months of 1997 as compared to the same periods of 1996. The decrease in net earnings per share in the third quarter of 1997 as compared to the same 1996 period resulted from a slight increase in net earnings offset by a larger reduction for dividends accrued on preferred stock during the same period. Dividends accrued in the third quarter of 1997 represented a larger percentage of net earnings than dividends accrued in the same 1996 period. Conversely, the increase in per share earnings in the nine month period ending September 30, 1997 was due to an increase in net earnings, offset to a degree by an increase in the dividends accrued on preferred stock during the same period. Dividends accrued in the first nine months of 1997 represented a smaller percentage of 1997 net earnings than dividends accrued in the first nine months of 1996.

                                                            Page #17 of 22 Pages

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

FINANCIAL CONDITION AND LIQUIDITY

During the period ending September 30, 1997, Handy Hardware improved its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, and software to better meet the needs of its Member-Dealers.

     Cash Flow. During the first nine months of 1997 there was a net increase for the period of $1,216,006 in the Company's cash and cash equivalents as compared to an increase of $515,312 for the same period of 1996.

Cash flow from operating activities for the first nine months of 1997 was $2,843,922 as compared to $1,304,870 in the same nine month period of 1996. Net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities, (ii) payment terms available to the Company from its suppliers,
(iii) payment terms offered by the Company to its Member-Dealers and (iv) the state of the regional economy.

The variance between cash flow from operating activities in the first nine months of 1997 as compared to the same period in 1996 consisted principally of the following differences which had a positive effect on cash flows (i) an increase in net earnings to $857,426 in 1997 from $613,858 in 1996, (ii) a $1,862,655 increase in accounts receivable in 1997 as compared to a $2,676,540 increase in 1996, (iii) an increase of $2,765,512 in inventory in 1997 as compared to a $3,486,150 increase in inventory in 1996, and (iv) a $105,141 decrease in other assets in 1997 as compared to a $7,593 decrease in 1996. The positive effects on cash flow in the first nine months of 1997 were offset by the following negative effects: (i) a $201,589 increase in other liabilities as compared to an increase of $524,811 in other liabilities in 1996 and (ii) a $67,741 decrease in federal income taxes payable in 1997 as compared to no decrease in 1996.

                                                            Page #18 of 22 Pages

While inventory increased $2,765,512 in the first nine months of 1997 from the beginning of the year, the increase was not as significant as the increase of $3,486,150 during the same 1996 period. During the first nine months of 1996, the Company was still in the process of increasing the depth and breadth of inventory made possible by the increase in warehouse space following the completion of the Company's warehouse expansion project in third quarter of 1995. In the first nine months of 1997, while the Company continued to expand its inventory to meet Member- Dealer demand, the expansion was not as significant as in the same period of 1996.

Accounts receivable increased during the first nine months of 1997, but again, not as significantly as during the same period of 1996, due to a timing difference in the recognition of receivables generated from the Company's Fall trade show. Accounts payable increased during the first nine months of 1997, again as a result of better payment terms provided by vendors at the Company's fall trade show and a timing difference in the recognition of payables.

In the first nine months of 1997, the Company expended a net amount of $513,131 to purchase fixed assets, which is $96,333 (23%) higher than the $416,798 expended in the same period of 1996.

In the first nine months of 1997, $1,114,785 was used for financing activities, which was substantially higher than the $372,760 used in the first nine months of 1996. The use of cash in the 1997 period consisted principally of (i) payments made to reduce the balance owing on a line of credit extended to the Company, (ii) payment of a larger preferred stock dividend in the first quarter of 1997 ($620,812 as compared to $515,029 in 1996) because of an increase in the dividend rate to 13 percent from 12 percent and (iii) an increase in the repurchase of Company stock ($250,200 vs. $176,075).

In August 1996, Texas Commerce Bank ("the Bank") extended to the Company an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date at an interest rate of prime minus one and one-half percent (l.5%) or, at the Company's option, the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). Prior to that date the Bank extended the Company a $2 million revolving line of credit at the prime interest rate published by the Bank. The new line of credit was used to retire the Company's mortgage ($2,449,898) with the Bank in 1996 and may also be used for working capital and other financing needs of the Company. In April 1997 the maturity date on the line of credit was extended to April 30, 1999. On September 30, 1997, the outstanding balance on the line of credit was $529,954, resulting from the initial draw on the line of credit of $2,449,898 and total re-payments of $1,919,944 on the line of credit. On September 30, 1997, the interest rate on the line of credit was 7 percent.

     Working Capital. The Company's continuing ability to generate cash to meet its needs for funding its activities is highlighted by comparing three key liquidity measures shown in the following table:

                             SEPTEMBER 30       DECEMBER 31,       SEPTEMBER 30,
                             1997               1996               1996
                             ----               ----               ----

Working Capital              $8,458,747         $8,037,391            $8,640,467
Current Ratio                  1.4 to 1           1.6 to 1              1.5 to 1
 (Current Assets to
  Current Liabilities)
Long-term Debt as Percentage
  of Capitalization                 5.9               11.4                  20.7


                                                            Page #19 of 22 Pages

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

In the first nine months of 1997, the Company maintained a 95.1 percent service level (the measure of the Company's ability to meet Member-Dealers' orders out of current stock) as compared to a service level of 94.5 percent for the same period of 1996. This increase in service level is the result of an adequate amount of storage for inventory available since the warehouse expansion project was completed. Inventory turnover was 6.1 times during the first nine months of 1997 and 6.2 times for the first nine months of 1996. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory, continued high service level, and increased warehouse sales.

     Capital Expenditures. In the nine month period ending September 30, 1997, and September 30, 1996, the Company's investment in capital assets (net of dispositions) was $513,131 and $416,798, respectively. Approximately 33.1 percent ($170,075) of the amount expended in the first nine months of 1997 was used to purchase computer hardware and software, 20.7 percent ($106,477) was used to upgrade the Company's catalog and purchase office equipment, 22.6 percent ($115,712) was used to upgrade warehouse equipment, 15.9 percent ($81,481) was used to purchase Company automobiles, 6.4 percent ($32,846) was paid for future warehouse expansion plans and 1.3 percent ($6,540) was used to purchase dealer order entry terminals. By comparison, 37.1 percent ($154,440) of the amount expended in the first nine months of 1996 was used to upgrade warehouse equipment, 21.5 percent ($89,435) was used to purchase printing and other office equipment and 19.5 percent ($81,243) was used to purchase four Company cars.

     Significant outlays of cash or cash equivalents foreseen by the Company for the remainder of the year include the payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: the purchase of delivery vehicles and warehouse equipment ($256,000), computer equipment ($16,000), and office equipment ($5,000).

     The Company's cash position of $2,440,333 at September 30, 1997, is anticipated to be sufficient to fund all planned capital expenditures.















                                                            Page #20 of 22 Pages

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - On October 22, 1997 at a regular meeting of the Board of Directors, Director Phil Grothues informed the Board that he had sold his hardware stores, and in conjunction with the Company's policy on repurchase of the shares of Member-Dealers who sell their stores, he tendered his resignation as a Director. In accordance with the provisions of the Bylaws of the Company, at the next Board meeting scheduled December 12, 1997 the Directors will fill the vacancy created by his resignation for his unexpired term ending May 1999.

Item 6.   Exhibits & Reports on Form 8-K - None












































                                                            Page #21 of 22 Pages

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANDY HARDWARE WHOLESALE, INC.



                                         ---------------------------------------
                                         JAMES D. TIPTON
                                         President
                                         (Chief Executive Officer)






                                         ---------------------------------------
                                         TINA S. KIRBIE
                                         Senior Vice President, Finance
                                         Secretary and Treasurer
                                         Chief Financial and Accounting Officer)






Date November 13, 1997
     -----------------








                                                            Page #22 of 22 Pages