Form 10-Q/A
period 1997-09-30
HANDY HARDWARE WHOLESALE INC
filed 1997-11-13
CIK 354053

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANDY HARDWARE WHOLESALE, INC.


                                         /S/
                                         ---------------------------------------
                                         JAMES D. TIPTON
                                         President
                                         (Chief Executive Officer)





                                         /S/
                                         ---------------------------------------
                                         TINA S. KIRBIE
                                         Senior Vice President, Finance
                                         Secretary and Treasurer
                                         Chief Financial and Accounting Officer)






Date November 13, 1997
     -----------------








                                                            Page #22 of 22 Pages