Form 10-K
period 1997-12-31
HANDY HARDWARE WHOLESALE INC
filed 1998-03-30
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997      Commission File Number 0-15708

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or in any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant (computed by reference to the price at which the stock was sold) was $8,740,000 of February 28, 1998.

         The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 1998, was 8,830 shares of Class A Common Stock, $100 par value, and 53,473 shares of Class B Common Stock, $100 par value.

                       Documents Incorporated by Reference

            Document                                Incorporated as to

  Notice and Proxy Statement for the           Part III, Items 10, 11, 12 and 13
  Annual Meeting of Stockholders
  to be held May 13, 1998

                                TABLE OF CONTENTS



                                     PART I
Item 1.     Business...........................................................1
Item 2.     Properties.........................................................7
Item 3.     Legal Proceedings..................................................7
Item 4.     Submission of Matters to a Vote of Security Holders................7

                                     PART II
Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters.............................................7
Item 6.     Selected Financial Data............................................8
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................9
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk........12
Item 8.     Financial Statements and Supplementary Data.......................12
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................33

                                    PART III

Item 10.*    Directors and Executive Officers of the Registrant
Item 11.*    Executive Compensation
Item 12.*    Security Ownership of Certain Beneficial Owners and Management
Item 13.*    Certain Relationships and Related Transactions

                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...33

     * Included in the Company's proxy statement to be delivered to the Company's shareholders within 120 days following the Company's fiscal year end.

                           FORWARD-LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, sales levels, the general condition of retail markets, levels of costs and margins, capital expenditures, liquidity, and competition. Such forward-looking statements generally are accompanied by words such as "plan," "budget," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company's financial results, levels of revenues, capital expenditures, and capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received  for or demand  for the  Company's  goods,  requirements  for  capital;
general economic conditions or specific conditions in the retail hardware business; weather conditions; competition; as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements.

                                     PART I

Item 1.  Business

General Development of Business

     Handy Hardware Wholesale, Inc. ("Handy Hardware" or the "Company) was incorporated as a Texas corporation on January 6, 1961. Its principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061.

     Handy Hardware was formed by 13 independent hardware dealers in response to competitive pressure from larger businesses and chain discount stores. The purpose of the Company is to provide the warehouse facilities and centralized purchasing services that allow participating independent hardware dealers ("Member-Dealers") to compete more effectively in areas of price and service. Handy Hardware has grown from 13 Member-Dealers and sales of $150,000 in 1961 to 977 active Member-Dealers and sales of more than $128,100,000 in 1997. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

     Handy Hardware is currently engaged in the sale to its Member-Dealers of products used in retail hardware, lumber and home center stores as well as in plant nurseries, industrial and automotive stores. In addition, the Company offers advertising and other services to Member-Dealers. The Company utilizes a central warehouse and office facility located in Houston, Texas, and maintains a fleet of 38 trailers owned by the Company and 42 leased power units and trailers which are used for merchandise delivery. The Company offers merchandise to its Member-Dealers at its cost plus a markup charge, resulting generally in a lower price than an independent dealer can obtain on its own. Member- Dealers may buy merchandise from any source they desire, and Member-Dealers are not required to make any minimum levels of purchases from Handy Hardware. As of December 31, 1997, Handy Hardware's Member-Dealers were located in Texas, Louisiana, Mississippi, Alabama, Florida, Oklahoma, Arkansas, Mexico, Central America, and Saudi Arabia. Information as to revenues, operating profit and identifiable assets of the Company's single industry segment is presented under "Item 6. Selected Financial Data."

Products and Distribution

     The Company buys merchandise from vendors in quantity lots, warehouses the merchandise and resells it in smaller lots to its Member-Dealers. During the Company's fiscal year ended December 31, 1997, the Company sold its products to a total of 977 Member-Dealers, of which 625 were located in Texas, 176 in Louisiana, 74 in Oklahoma, 52 in Arkansas, 15 in Alabama, 16 in Mississippi, 11 in Florida, 6 in Mexico, 1 in Central America, and 1 in Saudi Arabia. No individual Member-Dealer accounted for more than 1.5% of the sales of the Company during fiscal 1997. The loss of a single customer or several customers would not have a material adverse effect on the Company.

     Often Member-Dealers may desire to purchase products that are not warehoused by the Company. In this instance, Handy Hardware will, when requested, purchase the product from the vendor and have it shipped directly to the Member-Dealer. Direct shipments from the vendor to the Member-Dealer accounted for approximately 33% of Company sales during 1997 and 32% in both 1996 and 1995, while warehouse shipments accounted for approximately 67% of total net sales in 1997 and 68% of total net sales in both 1996 and 1995.

     The  Company's   total  sales   include  14  different   major  classes  of
merchandise. In 1997, 1996 and 1995, the Company's total sales and total warehouse sales were divided among classes of merchandise listed below.

                                                            Total Sales(1)              Warehouse Sales
Class of Merchandise                             1997       1996      1995        1997       1996        1995
--------------------                             ----       ----      ----        ----      -----        ----
Plumbing Supplies                                 17%        18%       16%         20%        20%         19%
General Hardware                                  13         14        14          13         13          14
Paint Sundries                                    12         12        13          14         14          15
Electrical Supplies                               12         12        12          14         14          14
Hand Tools                                        10         10        10           9          9           9
Lawn and Garden Products                           8          8         9          10         10          10
Paint                                              4          4         4           4          4           4
Building Materials                                 6          5         6           2          2           2
Power Tools                                        5          5         4           2          3           2
Housewares & Related Supplies                      3          3         2           3          3           3
Fasteners                                          2          2         2           1          1           1
Automotive After Market                            2          2         2           2          2           2
Outdoor Products                                   2          1         1           2          1           1
Miscellaneous                                      4          4         5           4          4           4
                                                  --        ---       ---         ---        ---        ----
                                                 100%       100%      100%        100%       100%        100%
                                                 ===        ===       ===         ===        ===         ===
-----------

(1) These amounts include direct sales and warehouse sales. Total sales in 1997 generated from sales of store supplies, catalogs, office supplies, and special purchases from vendors of goods not part of the Company's regular inventory represented less than .52% of total sales.

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

     Most Member-Dealers have a computer terminal at their hardware store that provides a direct link to the offices of the Company. Each Member-Dealer is assigned a day of the week on which it is to transmit its orders through the computer terminal. Orders placed by Member-Dealers go directly into the Company computer where they are compiled and processed on the day received. The appropriate merchandise is gathered from the warehouse during the day following receipt of each order and on the next day, the merchandise leaves the warehouse for delivery to the Member- Dealer. Generally, the merchandise arrives at individual stores on the day that it is shipped from the Company's warehouse.

     In 1997 the Company maintained a 95.1 percent service level (the measure of the Company's ability to meet Member-Dealer orders out of current stock), as compared to service levels of 94.6 percent and 92.8 percent in 1996 and 1995, respectively. No policy of inventory shrinkage has been implemented or is planned.

Dealer Services and Advertising

     The Company employs a staff of eight full time account representatives who visit Member-Dealers to advise them on display techniques, record keeping, inventory control, promotional sales, advertising programs and other dealer-related services available to them by and through the Company.

     The Company has participated in newspaper advertising programs, and has assisted in the preparation and distribution of sales circulars utilized by Member-Dealers. The Company has a computerized circular program which allows the retail dealer to customize its own unique advertising circular utilizing its individual inventory and targeting its particular market. In addition, the system tracks available vendor cooperative funds, allowing the dealer to deduct such cooperative claims from the cost of the circular program. The Company estimates that approximately $855,480 was expended in 1997 for dealer advertising activities. These advertising costs were completely offset by contributory payments by participating Member-Dealers and cooperative advertising allowances by participating manufacturers.

Suppliers

     The Company purchases merchandise from various vendors, depending upon product specifications and Member-Dealer requirements. Approximately 1,400 vendors supplied merchandise to the Company during 1997. The Company has no significant long-term contract with any vendor. Most of the merchandise purchased by the Company is available from several vendors and manufacturers, and no single vendor or manufacturer accounted for more than 2.1% of the Company's total purchases during 1997. The Company has not in the past experienced any significant difficulties in obtaining merchandise and does not anticipate any such difficulty in the foreseeable future.

     The Company is a member of PRO Group, Inc., of Englewood, Colorado, an independent hardware merchandising group. PRO Group, Inc. is a merchandising organization with 38 wholesale hardware distributors as members. The size of the organization generally provides greater buying power than that of any individual member. The Company became a member of PRO Group, Inc. in order to take advantage of this buying power, which gives PRO Group, Inc. and its members access to potentially lower prices, bigger discounts, extended terms and other purchasing advantages. The Company may participate in other benefits available to PRO Group, Inc. members at its option, but is under no obligation to do so and currently does not participate in such benefits.

     All of the Company's products are warranted to various levels by the manufacturers, whose warranties are passed on to the Member-Dealers. In addition, the Company maintains product liability insurance which the Company believes is sufficient to meet its needs.

Employees

     As of December 31, 1997, the Company had 259 full-time employees, of which 44 were in management positions and 215 in warehouse, office or delivery operations. Company employees are not represented by any labor unions. The Company believes its employee relations are satisfactory and it has experienced no work stoppage as a result of labor disputes.

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

Purchases of Class B Common Stock and Preferred Stock

     General. In approximately March of each fiscal year, the Company 0calculates a minimum desired level of stock ownership for each Member-Dealer ("Desired Stock Ownership"), based on (i) the dollar amount of Class A Common Stock, Class B Common Stock and Preferred Stock owned by the Member-Dealer as of December 31 of the preceding fiscal year ("Actual Stock Ownership") and (ii) the Member-Dealer's total purchases of merchandise from the Company during that preceding fiscal year ("Total Purchases"). The minimum Desired Stock Ownership for a Member-Dealer is $10,000. If the Member-Dealer's Actual Stock Ownership is less than his Desired Stock Ownership, then throughout the period from April 1 of the current fiscal year to March 31 of the following fiscal year, the Company will collect funds from the Member-Dealer for the purchase of additional Class B Common Stock and Preferred Stock ("Purchase Funds"). The Purchase Funds are recognized by the Company as Class B Common, subscribed, and Preferred Stock, subscribed. Until such time as the Purchase Funds are applied to purchase Class B Common and Preferred Stock for a Member- Dealer, such Purchase Funds are used by the Company for working capital and general corporate purposes. The period of time for which Purchase Funds are held by the Company varies, depending on the amount of Warehouse Purchases by the Member-Dealer. See "--Collection of Purchase Funds."

     Calculation of Desired Stock Ownership. Each Member-Dealer's Desired Stock Ownership is calculated as set forth in the following table:

          Actual Stock
           Ownership(1)                                          Desired Stock Ownership(2)
--------------------------------- -----------------------------------------------------

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







$87,500 and above                    $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,000 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases from $500,000 to $750,000
                                  +  $1.00 for every $20.00 of Total Purchases from $750,000 to $1,000,000
                                  +  $1.00 for every $40.00 of Total Purchases over $1,000,000
-----------

(1) Including all Class A Common Stock, Class B Common Stock and Preferred Stock owned by the Member-Dealer.
(2) The minimum Desired StockOwnership is an aggregate of all classes of capital stock of $10,000. In each case "Total Purchases" are measured as of the end of the immediately preceding fiscal year.

         Example.

         In March 1998, the Company calculates that as of December 31, 1997, a Member-Dealer's Actual Stock Ownership was $32,000 and his Total Purchases during 1997 were $300,000. The Member-Dealer's Desired Stock Ownership will be $36,250 ($1.00 for each $8.00 of the first $250,000 of Total Purchases [$31,250] plus $1.00 for each $10.00 of the next $50,000 of Total Purchases [$5,000]). Because the Member-Dealer's Actual Stock Ownership is less than his Desired Stock Ownership, the Company will collect Purchase Funds throughout the period from April 1, 1998 to March 31, 1999 for the purchase of additional Class B Common Stock and Preferred Stock.

     Collection of Purchase Funds. Each Member-Dealer receives from the Company a semi-monthly statement of the Total Purchases made by the Member-Dealer during the covered billing period. Total Purchases include purchases of inventory from the Company's warehouse ("Warehouse Purchases") and purchases of inventory by the Member-Dealer directly from the manufacturer which are billed through the Company. If the Company has determined that Purchase Funds are to be collected from a Member-Dealer for a particular April 1 to March 31 period, then each statement sent to that Member-Dealer during that period will contain an additional charge for Purchase Funds, in an amount equal to two percent (2%) of the Warehouse Purchases invoiced on the statement. The Subscription Agreement entitles the Company to collect 2% of Total Purchases as Purchase Funds. At present, however, the board of directors has determined to collect 2% of Warehouse Purchases only. The Company will continue to collect Purchase Funds throughout the April 1 to March 31 period, even though the Member-Dealer attains his Desired Stock Ownership during the course of the period. On a monthly basis, the Company reviews the amount of unexpended Purchase Funds then being held for each Member-Dealer. If a Member-Dealer has unexpended Purchase Funds in an amount of at least $2,000, the Company applies $2,000 to the purchase of 10 shares of Class B Common Stock and 10 shares of Preferred Stock at $100 per share.

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

     Repurchases from Overinvested Member-Dealers. In 1997 the Company repurchased certain shares of Class B Common Stock and Preferred Stock from Overinvested Member-Dealers whose Actual Stock Ownership exceeded their Desired Stock Ownership by $4,000 or more. The amount repurchased from each Overinvested Member-Dealer was equal to one-fourth of the excess amount, equally divided between shares of Class B Common Stock and Preferred Stock. The repurchases were made at the full initial sale price of $100 per share. In 1997, approximately 16% of the shares eligible for repurchase from Overinvested Member-Dealers were submitted for repurchase, for which the Company expended $34,800. When the Company began the repurchase program in 1991, the total overinvested amount for all Member-Dealers was $93,600 and as of December 31, 1997, the total amount was $205,400 (excluding shares held by the Texas and Louisiana State Treasury Unclaimed Property Divisions). The amount overinvested varies over time due to repurchases and additional Member-Dealers becoming overinvested because of additional stock purchases. Additionally, because stock purchases are based on each Member-Dealer's Desired Stock Ownership, which fluctuates depending on the total dollar amount of annual purchases of merchandise from the Company, some Member-Dealers who were overinvested in one year may no longer be overinvested in the following year because of an increase in purchases of merchandise. Over the seven years of the repurchase program, the Company has repurchased a total of $324,600 of shares from Member-Dealers. The Company currently intends, but is not required, to repurchase from Overinvested Member-Dealers their entire overinvested amounts. The Company's ability to conduct such repurchases, however, will depend upon the Company's future results of operations, liquidity, capital needs and other financial factors. Affiliated Member-Dealers

     If one or more individuals who control an existing Member-Dealer open a new store which will also be a Member-Dealer, the new Member-Dealer is required to make an initial purchase of 10 shares of Preferred Stock rather than 10 shares of Class A Common Stock. In all other respects, however, the Company will treat the new Member- Dealer as an entirely separate entity for purposes of determining required stock purchases. The Company will calculate a separate Desired Stock Ownership for the new Member-Dealer and will maintain a separate account for Purchase Funds paid by the new Member-Dealer.

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

Seasonality

     The Company's quarterly net earnings traditionally has been subject to two primary factors. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. Secondly, sales during the fourth quarter have traditionally been lower, as hardware sales are slowest during the winter months preceding ordering for significant sales for the spring. However, net earnings has varied substantially from year to year in the fourth quarter as a result of corrections to inventory made at year-end.

     In 1997 and 1996, traditional seasonality trends deviated from the norm. Purchase discount and factory rebate credits increased $332,512 and $199,335 respectively in these periods from the corresponding periods in the previous years. This timing difference in the receipt of such discounts and rebates resulted in higher than usual first quarter net earnings in these years.

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

     Pursuant to a remedial action plan submitted to the Texas Natural Resource Conservation Commission ("TNRCC"), (formerly the Texas Water Commission) in 1992, the Company proposed vacuum extraction of contaminants, enhanced bioremediation and on-site remediation of soils previously generated during subsurface drilling. At December 31, 1997, the Company had expended $375,989 on these measures, of which the TNRCC had reimbursed $316,699 to the Company pursuant to a reimbursement application submitted by the Company for all potentially allowable expenses. Although the Company followed up with the TNRCC to try and collect the remainder of the submission that had not been reviewed by the TNRCC in the amount of $14,418, no further reimbursement is anticipated. Terra-Mar, Inc., Environmental Engineers in charge of the clean-up project are preparing a proposal to install an automated product recovery system acceptable to the TNRCC to extract product from the site. Recovery time is expected to be 12 months.

Total expense for 1998 is expected to be approximately $35,000. If the automated recovery system is successful, site closure may be obtained by late 1999.

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

Item 3.  Legal Proceedings

     In August 1997 a Handy Hardware truck struck two passenger vehicles in a multi-vehicle accident in Harris County, Texas. Two lawsuits have been filed in the District Court of Harris County, Texas, arising out of the accident, one a wrongful death action by the parents of two women killed in the accident, and one a case for damages related to disabling injuries to a third person in the same accident. It is anticipated that these cases will be mediated, possibly as early during the spring of 1998, and that any liability will be covered by the Company's insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.


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

     Shares of Class A Common Stock are the only shares of capital stock with voting rights and are entitled to one vote per share. The number of record holders of each class of the Company's Common Stock at February 28, 1998, was as follows:

   Description                                                 Number of Holders
-------------------------------------------------              -----------------
Class A Common Stock (Voting), $100 par value                                883
Class B Common Stock (Non-Voting), $100 par value                            726

     The Company has never paid cash dividends on either class of its Common Stock and does not intend to do so in the foreseeable future. For information concerning dividends paid on the Company's Preferred Stock, see Items 6 and 8 below.

Item 6.  Selected Financial Data

     The following table provides selected financial information for the five years ended December 31, 1997, derived from financial statements that have been examined by independent public accountants. The table should be read in conjunction with the financial statements and the notes thereto included in Item 8.

                                                                    Year Ended December 31,
                                  ------------------------------------------------------------------------------------
                                       1997             1996               1995              1994              1993
                                  ------------      ------------       ------------      ------------     ------------
Operating Income Data:
Total Earnings                    $128,966,073      $121,416,635       $115,802,817      $109,282,083     $100,270,031
Net Revenues from Sales            128,112,754       120,698,632        114,885,634       108,766,633       99,739,046
Total Expenses                     126,796,355       119,559,309        114,234,183       108,394,298       99,503,930
Net Earnings from
Operations after Tax                 1,408,203         1,206,222          1,016,484           571,710          503,260
Preferred Stock Dividends
Paid                                   620,812           515,029            401,155           438,654          501,547
Net Earnings Per Share of
Class A and Class B
Common Stock                      $      12.71      $      12.13       $      11.55      $       2.71     $       0.04

                                                                       December 31,
                                  ------------------------------------------------------------------------------------
                                       1997             1996               1995              1994              1993
                                  ------------------------------------------------------------------------------------
Balance Sheet Data:
Current Assets                    $ 24,821,508      $ 22,168,721       $ 18,607,029      $ 21,219,403     $ 18,552,958
Property (Net of
Accumulated
  Depreciation)                      9,408,768         9,466,577          9,787,350         7,334,774        7,233,306
Other Assets                           477,010           440,405            386,648           281,151          239,996
                                  ------------      ------------       ------------      ------------     ------------
Total Assets                      $ 34,707,286      $ 32,075,703       $ 28,781,027      $ 28,835,328     $ 26,026,260
                                  ============      ============       ============      ============     ============

Current Liabilities               $ 15,705,578      $ 14,131,330       $ 10,835,557      $ 12,090,327     $ 10,038,999
Long Term Liabilities                1,015,855         1,833,508          3,497,845         3,580,174        3,774,409
Stockholders' Equity                17,985,853        16,110,865         14,447,625        13,164,827       12,212,852
                                  ------------      ------------       ------------      ------------     ------------
Total Liabilities and
Stockholders' Equity              $ 34,707,286      $ 32,075,703       $ 28,781,027      $ 28,835,328     $ 26,026,260
                                  ============      ============       ============      ============     ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company maintained its steady growth in 1997 while continuing to meet its goal of providing quality goods to its Member-Dealers at its cost plus a reasonable mark-up charge. Net revenues from sales in 1997 increased 6.1% ($7,414,122) over 1996 net revenues from sales, compared to a 5.1% growth rate ($5,812,998) of net revenues from sales in 1996 over 1995.

     Sales in the retail hardware industry in the first five months of 1997 were suppressed by an unusually wet spring and pressure from retail warehouses, which eroded the market share of independent hardware stores. However, beginning in June 1997 as consumer confidence and the economy strengthened, sales began a steady increase. Sales for June 1997 through December 1997 increased 9.6 percent over the same period in 1996. These factors have resulted in moderate sales growth in most territories for the year as a whole.

     Other factors have resulted in flat sales in the Baton Rouge, New Orleans and Gulf Coast East territory and strong increases in the Austin, Brenham and Central Texas area and in the Arkansas territory. Sales in the Baton Rouge, New Orleans and Gulf Coast East territory grew by only 1% as compared to 1996 as a result of a personnel change in that territory. The increase of 8 percent in sales for 1997 in the Austin, Brenham and Central Texas area has resulted from increased marketing efforts by the Company's employees in that territory. The 28 percent increase in sales during the same period in Arkansas area was the result of two significant factors (i) the increased marketing efforts by the Company's employees in that area and (ii) the positive result of a territory reorganization which transferred the sales of ten Member-Dealers with $1,122,941 in sales from the North Texas, Dallas and Fort Worth area to this territory. The North Texas, Dallas and Fort Worth area sales decreased two percent due to the same territory reorganization. Without the territory reorganization, sales in the Arkansas area would have decreased approximately 5 percent and sales in the North Texas, Dallas and Fort Worth area would have increased approximately 5 percent.

     The following table summarizes the Company's sales during the period 1995 to 1997 by sales territory:

                                                            1997                                    1996        1995
                                                      -------------------------------------       --------     ------
                                                                     %Increase
                                                                      in Sales        % of          % of         % of
                                                                     from Prior       Total         Total       Total
               Sales Territory                          Sales           Year          Sales         Sales       Sales
---------------------------------------             -------------    ----------       -----         -----       ------
Houston Area                                        $  32,646,260         5%          26.2%         26.0%        26.7%
Victoria, San Antonio, Corpus Christi &
  Rio Grande Valley Area*                              22,450,181         4%          18.0%         18.0%        18.4%
North Texas, Dallas & Fort Worth Area                  17,181,818        (2%)         13.8%         14.6%        16.5%
Austin, Brenham & Central Texas Area                   14,912,899         8%          12.0%         11.5%        10.1%
Southern Louisiana Area                                14,476,488         5%          11.6%         11.6%        11.2%
Baton Rouge, New Orleans, Mississippi,
  Alabama & Florida Area                               10,977,111         1%           8.8%          9.1%         9.2%
Arkansas Area                                           4,343,359        28%           3.5%          3.2%          -0-
Oklahoma Area                                           7,518,189        (2%)          6.0%          6.0%         7.9%
                                                    -------------                    ------          ----         ----
                                     Totals:        $ 124.506,305(1)                 100.0%        100.0%       100.0%
                                                    =============                    ======        ======       ======
----------

*    Includes sales to Mexican,  Central American and Saudi Arabian  dealers.
(1) Total does not include sales to dealers who were no longer Member-Dealers at December 31, 1997.

         Net material costs during 1997 were $113,213,122 compared to $106,732,258 in 1996 and $101,115,786 in 1995. The increase of 6.1 percent in net material costs for 1997 is in line with the 6.1 percent increase in sales. By way of comparison, net material costs increased 5.6 percent in 1996 over 1995 while sales increased 5.1 percent in 1996 over 1995. Net material costs as a percentage of sales remained relatively stable in 1997, 1996 and 1995, at 88.4%, 88.4% and 88.0%, respectively. The stability in net material costs and in net material costs as a percentage of sales is due to the continuing efforts of the Company to maintain a reasonable level of markup, in order to allow Member-Dealers to have a competitive edge in the markets they serve and due to the relative stability of factory rebate income and purchase discount income as a percentage of net material costs. Factory rebate income in 1997 was $4,594,730 (4.1% of material costs) as compared to $4,035,298 (3.8% of material costs) and $4,143,225 (4.1% of material costs) for 1996 and 1995, respectively. Purchase discount income during the same three periods was $2,895,498 (2.6% of material costs), $2,663,891 (2.5% of material costs) and $2,447,862 (2.4% of material costs), respectively. As a result, gross profit (net sales less net material costs) in 1997 was $14,899,632, which represents a $933,258 (6.7%) increase over 1996 gross profit of $13,966,374.

     Payroll costs during 1997 increased $397,107 (6.2%) over 1996 levels, while in 1996 payroll costs increased $179,960 (2.9%) over 1995 levels. The increase in 1997 payroll costs over 1996 resulted primarily from regular salary increases for employees, a slight increase in the number of employees and a 17.0% increase in overtime payroll. Payroll costs constituted 5.3%, 5.3% and 5.4% of both total expenses and net sales for 1997, 1996 and 1995, respectively. The stability in payroll costs as a percentage of total expenses has been a result of a continuing effort to maintain employee productivity.

     In 1997, other operating costs increased $488,754 (7.8%) over 1996 levels, while in 1996 these costs decreased $407,047 (6.1%) over 1995 levels. Other operating costs include a wide variety of expenses related to the Company. The largest components of other operating costs in 1997 were $1,749,675 of employee expenses (representing an increase of $40,993 or 2.4% over 1996 levels), $1,815,837 of delivery expenses (representing an increase of $221,276 or 13.9% over 1996 levels) and $897,878 of warehouse expenses (representing an increase of $32,161 or 3.7% over 1996 levels). Over 45% of the increase in other operating costs resulted from an increase in delivery expenses, while over another 35% of the increase is the result of property tax increases. In 1997, in response to Member-Dealers' request to make it easier to unload their merchandise from our trucks, the Company started palletizing orders. This resulted in a decline in the optimizing of the cube space of each trailer and in turn increased the number of trucks that needed to be leased. In 1997, rental truck expense increased to $1,093,636 from $952,899 in 1996, an increase of $140,737. Further, due to a shortage in qualified truck drivers and the increase in the number of routes, contract labor for truck drivers increased from $87,610 in 1996 to $157,585, an increase of $69,975. In addition, property tax expense increased from $325,358 in 1996 to $497,730 in 1997. In 1996, actual property taxes were $495,381, however, due to prior period reassessments by the Harris County Appraisal District, a $170,023 credit was realized.

Net Earnings

     Net income increased 16.7% to $1,408,203 from $1,206,222 in 1996. This increase was primarily due to the $933,258 increase in gross profit from operations in 1997 over gross profit from operations in 1996 and the $135,316 increase in sundry income and the $129,679 decline in interest expense, principally offset by the $397,907 increase in payroll costs and the $488,754 increase in other operating costs. The principal component of the decrease in interest expense was the result of utilizing a line of credit to replace the Company's mortgage, thus allowing the Company to apply excess cash to reduce the balance owing on the line of credit on a daily basis, consequently reducing interest. In 1997 and 1996, the earnings per share of common stock were $12.71 and $12.13, respectively. The increase in earnings per share in 1997 over 1996 is due to the moderate increase in net earnings of $201,981, offset by a moderate increase of $105,783 in dividends paid to preferred stockholders in 1997 as compared to 1996.

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

Financial Condition and Liquidity

     In 1997, Handy Hardware maintained its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, and software and delivery equipment to better meet the needs of its Member-Dealers.

     The Company's operating activities provided net cash of $2,171,548 in 1997, $1,113,103 in 1996, and $3,754,401 in 1995. As illustrated by these figures, net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as the Company's Spring and Fall trade shows, (ii) payment terms available to the Company from its suppliers, (iii) payment terms offered by the Company to its Member-Dealers, and (iv) the state of the regional economy.

     During 1997 there was a net decrease of $100,485 in the Company's cash and cash equivalents as compared to a decrease of $42,588 in 1996. Cash flow from operating activities from the beginning to the end of 1997 was $2,171,548, as compared to $1,113,103 in 1996. The variance between cash flow from operating activities in 1997 as compared to 1996 consisted principally of the following differences in cash inflows: (i) a $2,617,806 increase in accounts payable in 1997 as compared to a $2,412,614 increase in accounts payable in 1996; (ii) an increase in net earnings to $1,408,203 in 1997 from $1,206,222 in 1996; (iii) an increase in accounts receivable of $825,868 as compared to an increase in accounts receivable of $2,641,404 in 1996; and (iv) a decrease of $70,665 in prepaid expense in 1997, as compared to an increase of $23,489 in 1996. These cash inflows in 1997 were offset by (i) a $1,974,820 increase in inventory in 1997 as compared to a $966,057 increase in 1996, (ii) a decrease of $22,488 in current income tax payable as compared to an increase of $67,741 during 1996 and
(iii) a $3,813 decrease in accrued expenses in 1997 as compared to a $139,660 increase in accrued expenses in 1996.

     The significant increase in inventory in 1997 was the result of the addition of approximately 2,266 stockkeeping units (i.e. products), which were added in response to Member-Dealer demand for more breadth of inventory. The Company ended the 1997 year with 32,250 stockkeeping units. In addition in 1997, the increase in accounts receivable were mainly attributable to two factors: (i) the strong economy gave Member-Dealers sufficient cash flow to pay down their account and (ii) the 1998 spring trade show was held later than the 1997 spring market. Thirty days prior to these trade shows manufacturers have an opportunity to market pre-show special pricing programs. With the 1997 spring trade show held in mid January many of these promotions were recognized in December 1996. By comparison, with the 1998 spring trade show not held until February 1998, these pre-show special programs will not be recognized until January 1998. Further accrued expenses were affected by the timing of the spring trade show with corresponding expense accruals in anticipation of the show being recognized in December 1996 as compared to January 1998.

     Net cash used for financing activities was $1,386,331 in 1997, as compared to net cash used for financing activities of $543,481 in 1996. The use of cash in 1997 consisted principally of (i) retirement of $1,837,424 from the proceeds of a line of credit extended to the Company and (ii) a larger preferred stock dividend payment in the first quarter of 1997 ($620,812 as compared to $515,029 in 1996) because of an increase in the dividend rate to 13 percent from 12 percent, which increases were offset by (i) a decrease in the repurchase of Company stock ($298,800 compared to $320,675 in 1996) and (ii) an increase of cash from the issuance of stock ($1,384,333 compared to $1,303,921 in 1996).

     In August 1996, Texas Commerce Bank ("the Bank") extended to the company an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date (anticipated to be renewed in the Spring of 1998) at an interest rate of prime minus one and one-half percent (1.5%) or the London Interbank Offering rate ("LIBOR") plus one and one-quarter percent (1.25%). The new line of credit was used to retire the company's mortgage ($2,449,898) with the Bank and subsequent to August 1996 was used from time to time for working capital and other financing needs of the Company. At December 1996 the balance was $1,837,424. During the course of 1997 the outstanding balance of the line was paid down using cash flow, ultimately retiring the outstanding balance of the line in December 1997.

     The Company's ability to generate cash sufficient to meet its needs for funding its activities is highlighted by comparing three key liquidity measures -- working capital, current ratio (current assets to current liabilities) and long term debt as a percentage of capitalization, as shown below:

                                                                        December 31,
                                               ---------------------------------------------------------------
                                                   1997                     1996                       1995
                                               ----------                ----------                 ----------
Working Capital                                $9,115,930                $8,037,391                 $7,771,472
Current Ratio                                   1.58 to 1                 1.57 to 1                  1.72 to 1
Debt as Percentage of Capitalization                  5.6%                     11.4%                      24.2%

     In 1998, Handy Hardware expects to further expand its existing customer base in Arkansas and Oklahoma. The Company will finance this expansion with receipts from sales of stock to new and current Member-Dealers and with increased revenues from sales to the new Member-Dealers in Arkansas and Oklahoma. The Company anticipates that this expansion will have a beneficial effect on its ability to generate cash to meet its funding needs.

Capital Resources

     The Company invested $896,362 in plant and equipment in 1997. Over the past five years the Company's investments in plant and equipment have amounted to more than $6.5 million, and have provided Handy Hardware with the capacity for growth to meet the increasing demand for merchandise and expanded services. Management intends to continue to invest prudently at levels commensurate with the anticipated market expansion and needs of current Member-Dealers.

     During 1997, approximately 31.2% ($279,710) of the $896,362 amount invested in plant and equipment was used for building improvements, 26.4% was invested in upgrading the Company's computer system and used to purchase order entry terminals. The remainder was used to purchase warehouse equipment ($178,692), office fixtures and equipment ($112,670) and in upgrading the Company's auto fleet ($88,648).

     The Company has budgeted approximately $880,000 for 1998 capital expenditures. Of this amount, approximately $400,000 has been allocated to upgrading the Company's computer equipment. Approximately $350,000 has been allocated to upgrading the Company's warehouse equipment. The Company has also allocated approximately $60,000 for improving the automobile fleet, approximately $50,000 for building improvements, and approximately $25,000 to improve the Company's office facility and equipment. The Company expects to fund the budgeted capital expenditures described herein from working capital, and believes that it will not need to rely upon external financing.

Adoption of FASB 109

     The Company adopted FASB 109 for the year ended December 31, 1993 and subsequent years. The impact of this action is discussed in Note 4 to the Financial Statements included in Item 8.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

Item 8.   Financial Statements and Supplementary Data

                         HANDY HARDWARE WHOLESALE, INC.

                              REPORT OF EXAMINATION

                                DECEMBER 31, 1997






                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Handy Hardware Wholesale, Inc.
Houston, Texas


We have audited the accompanying balance sheets of Handy Hardware Wholesale, Inc., as of December 31, 1997 and 1996, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                             /s/ Clyde D. Thomas
                                         --------------------------------------
                                                CLYDE D. THOMAS & COMPANY, P. C.
                                                Certified Public Accountants

February  24, 1998
Pasadena, Texas

                         HANDY HARDWARE WHOLESALE, INC.

                                 BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                   ---------------------------------
                                                                                       1997                  1996
                                                                                   -----------          ------------
                                   ASSETS
                                   ------
CURRENT ASSETS
   Cash                                                                           $  1,123,842          $  1,224,327
   Accounts receivable, net of subscriptions receivable in the
      amount of $43,451 for 1997 and $45,515 for 1996                               10,032,045             9,206,177
   Inventory (Note 1)                                                               13,395,947            11,421,127
   Note receivable (Note 2)                                                              5,394                     -
   Prepaid expenses                                                                    264,280               317,090
                                                                                  ------------          ------------
                                                                                  $ 24,821,508          $ 22,168,721
PROPERTY, PLANT AND EQUIPMENT
   At cost, less accumulated depreciation of
      $4,148,927 (1997) and) $3,380,058 (1996) (Note 1)                           $  9,408,768          $  9,466,577
                                                                                  ------------           -----------

OTHER ASSETS
   Notes receivable (Note 2)                                                      $    120,513          $    105,844
   Deferred compensation funded                                                        284,901               245,110
   Prepaid expenses                                                                     71,596                89,451
                                                                                  ------------           -----------
                                                                                  $    477,010          $    440,405
                                                                                  ------------          ------------
          TOTAL ASSETS                                                            $ 34,707,286          $ 32,075,703
                                                                                  ============          ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable - Line of Credit (Note 9)                                         $          -          $    985,883
   Notes payable - Stock - Current portion (Note 3)                                      7,000                23,860
   Notes payable - Capital Leases (Note 5)                                              52,488                67,002
   Accounts payable - Trade                                                         14,550,157            11,932,351
   Accrued expenses payable                                                          1,050,680             1,054,493
   Current income tax payable                                                           45,253                67,741
                                                                                  -------------         -------------
                                                                                   $15,705,578          $ 14,131,330


NONCURRENT LIABILITIES

   Note payable - Line of credit (Note 9)                                          $         -           $   851,541
   Notes payable - Stock - Noncurrent portion (Note 3)                                 223,750               209,950
   Notes payable - Capital Leases (Note 5)                                             125,172               123,290
   Notes payable - Vendor consignment merchandise                                      117,196               105,844
   Deferred compensation payable                                                       284,901               245,110
   Deferred income taxes payable (Notes 1 and 4)                                       264,836               297,773
                                                                                   -----------          ------------
                                                                                   $ 1,015,855           $ 1,833,508
                                                                                   -----------           -----------
           Total Liabilities                                                       $16,721,433           $15,964,838
                                                                                   -----------           -----------

                         HANDY HARDWARE WHOLESALE, INC.
                                 BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                   -------------------------------
                                                                                       1997               1996
STOCKHOLDERS' EQUITY                                                               ----------        -------------

     Common stock, Class A, authorized 20,000 shares, $100
        par value per share, issued 8,680 and 8,220 shares                        $   868,000          $   822,000
     Common stock, Class B, authorized 100,000 shares, $100
        par value per share, issued 52,513 and 41,733 share                         5,251,300            4,773,300
     Common stock, Class B subscribed, 4,361.35 and
        4,036.51 shares                                                               436,135              403,651
            Less subscriptions receivable                                              21,725)             (22,757)
     Preferred stock,  7% cumulative,  authorized  100,000 shares $100 par value per share, issued 55,001.75
        and 50,213.75 shares                                                        5,500,175            5,021,375
     Preferred stock subscribed, 4,036.52 and 3,915.35 shares                         436,135              403,652
            Less subscriptions receivable                                             (21,726)             (22,758)
     Paid in surplus                                                                  314,731              296,965
                                                                                  -----------           ----------
                                                                                  $12,763,025          $11,675,428
     Retained earnings                                                              5,222,828            4,435,437
                                                                                  -----------          -----------

          Total Stockholders' Equity                                              $17,985,853          $16,110,865
                                                                                  -----------          -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $34,707,286          $32,075,703
          ------------------------------------------                              ===========          ===========





















See accompanying notes.

                         HANDY HARDWARE WHOLESALE, INC.

                             STATEMENTS OF EARNINGS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------------
                                                                      1997                  1996                 1995
                                                                  ------------          -----------          ------------
EARNINGS

     Net sales                                                    $128,112,754          $120,698,632         $114,885,634
     Sundry income                                                     853,319               718,003              917,183
                                                                  ------------          ------------         ------------
         TOTAL EARNINGS                                           $128,966,073          $121,416,635         $115,802,817
          --------------                                          ------------          ------------         ------------

EXPENSES

     Net material costs                                           $113,213,122          $106,732,258         $101,115,786
     Payroll costs                                                   6,787,426             6,390,319            6,210,359
     Other operating costs                                           6,753,003             6,264,249            6,671,296
     Interest expense                                                   42,804               172,483              236,742
                                                                  ------------          ------------         ------------

          TOTAL EXPENSES                                          $126,796,355          $119,559,309         $114,234,183
                                                                  ------------          ------------         ------------

NET EARNINGS BEFORE PROVISION FOR FEDERAL INCOME TAX              $  2,169,718          $  1,857,326         $  1,568,634


PROVISION FOR FEDERAL INCOME TAX (Note 4)                              761,515               651,104             (552,150)
                                                                  ------------          ------------         ------------

NET EARNINGS                                                      $  1,408,203          $  1,206,222         $  1,016,484


LESS DIVIDENDS ON PREFERRED STOCK                                      620,812               515,029              401,155
                                                                  ------------          ------------         ------------

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                    $    787,391          $    691,193         $    615,329
   TO COMMON STOCKHOLDERS


NET EARNINGS PER SHARE OF COMMON STOCK
   CLASS A & CLASS B (Note 1)                                     $      12.71          $      12.13         $     $11.55
                                                                  ------------          ------------         ------------













See accompanying notes.

                         HANDY HARDWARE WHOLESALE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------------
                                                                     1997                   1996                 1995
                                                                  ------------          ------------         -----------
COMMON STOCK, CLASS A $100 PAR VALUE
   Balance at January 1,                                          $    822,000          $    796,000         $   779,000
   Stock issued                                                         80,000                65,000              75,000
   Stock canceled                                                      (34,000)              (39,000)            (58,000)
                                                                  ------------          ------------         -----------
   Balance at December 31,                                        $    868,000          $    822,000         $   796,000
                                                                  ------------          ------------         -----------

COMMON STOCK, CLASS B, $100 PAR VALUE
   Balance at January 1,                                          $  4,773,300          $  4,314,900         $ 4,020,500
   Stock issued                                                        601,700               591,700             585,100
   Stock canceled                                                     (123,700)             (133,300)           (290,700)

   Balance at December 31,                                        $  5,251,300          $  4,773,300         $ 4,314,900
                                                                  ------------          ------------         -----------

COMMON STOCK, CLASS B, SUBSCRIBED
   Balance at January 1,                                          $    403,651          $    391,535         $   389,897
   Stock subscribed                                                    627,484               596,416             580,138
   Transferred to stock                                               (595,000)             (584,300)           (578,500)
                                                                  -------------           ------------       -----------
   Balance at December 31,                                        $    436,135          $    403,651       $    391,535
   Less subscription receivable                                        (21,725)              (22,757)           (17,158)
                                                                  ------------          ------------       ------------
        Total                                                     $    414,410          $    380,894       $    374,377
                                                                  ------------          ------------       ------------

PREFERRED STOCK, 7% CUMULATIVE $100 PAR VALUE
   Balance at January 1,                                          $  5,021,375          $  4,563,450       $  4,256,900
   Stock issued                                                        619,900               606,300            614,000
   Stock canceled                                                     (141,100)             (148,375)          (307,450)
                                                                  ------------           ------------       -----------
   Balance at December 31,                                        $  5,500,175          $  5,021,375       $  4,563,450
                                                                  ------------          ------------       ------------

PREFERRED STOCK, 7% CUMULATIVE SUBSCRIBED
   Balance at January 1,                                          $    403,652          $    391,535       $    389,897
   Stock subscribed                                                    627,483               596,417            580,138
   Transferred to stock                                               (595,000)             (584,300)          (578,500)
                                                                  ------------          ------------        -----------
   Balance at December 31,                                        $    436,135          $    403,652       $    391,535
   Less subscription receivable                                        (21,726)              (22,758)           (17,158)
                                                                  ------------           ------------       ------------
        Total                                                     $    414,409          $    380,894       $    374,377


PAID IN CAPITAL SURPLUS
   Balance at January 1,                                          $    296,965          $    280,277       $    239,162
   Additions                                                            17,766                16,688             41,115
                                                                  ------------           -----------       ------------
   Balance at December 31,                                        $    314,731          $    296,965       $    280,277
                                                                  ------------          ------------       ------------

TREASURY STOCK, AT COST
   COMMON STOCK, CLASS A, AT COST
   Balance at January 1,                                          $          -          $          -       $          -
   Stock reacquired                                                    (34,000)              (39,000)          (143,000)
   Stock canceled                                                       34,000                39,000             58,000
   Stock issued                                                              -                     -             85,000
                                                                  ------------          ------------       ------------
   Balance at December 31,                                        $          -          $          -       $          -
                                                                  ------------          ------------       ------------

                         HANDY HARDWARE WHOLESALE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                     PAGE 2



                                                                                       YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                           1997              1996                1995
                                                                        -----------      ------------      ------------
COMMON STOCK, CLASS B, AT COST
Balance at January 1,                                                   $         -      $          -      $          -
Stock reacquired                                                           (123,700)         (133,300)         (377,700)
Stock canceled                                                              123,700           133,300           290,700
Stock issued                                                                      -                 -            87,000
                                                                       ------------      ------------      ------------
Balance at December 31,                                                 $         -      $          -      $          -
                                                                       ------------      ------------      ------------

PREFERRED STOCK, 7% CUMULATIVE AT COST
Balance at January 1,                                                   $         -      $          -      $          -
Stock reacquired                                                           (141,100)         (148,375)         (402,350)
Stock canceled                                                              141,100           148,375           307,450
Stock issued                                                                      -                 -            94,900
                                                                       ------------      ------------      ------------
Balance at December 31,                                                 $         -      $          -      $          -
                                                                       ------------      ------------      ------------

        TOTAL TREASURY STOCK                                           $          -      $          -      $          -
                                                                       ------------      ------------      ------------

RETAINED EARNINGS
  Balance at January 1                                                 $  4,435,437      $  3,744,244      $  3,128,915
   Add:  Net earnings year ending December 31                             1,408,203         1,206,222         1,016,484
   Deduct:  Cash dividends on Preferred Stock (Note 1)                      620,812           515,029           401,155
                                                                       ------------      ------------      ------------
   Balance at December 31,                                             $  5,222,828      $  4,435,437      $  3,744,244
                                                                       ------------      ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                             $ 17,985,853      $ 16,110,865      $ 14,447,625
                                                                       ============      ============      ============

                         HANDY HARDWARE WHOLESALE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                        1997              1996              1995
                                                                   ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                    $  1,408,203      $  1,206,222      $  1,016,484
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
          Depreciation                                                  947,004           933,983           907,565
          Deferred income tax                                           (32,937)          (16,637)           21,523
          (Gain) Loss on sale of property, plant
            and equipment                                                (3,493)           (1,000)         (126,931)
   Changes in assets and liabilities:
      (Increase) Decrease in Accounts Receivable                       (825,868)       (2,641,404)          776,897
      (Increase) Decrease in Notes Receivable                           (20,063)            3,639           (33,617)
      (Increase) Decrease in Deferred
         Compensation Investment                                        (39,791)          (30,726)          (51,622)
      (Increase) Decrease in Inventory                               (1,974,820)         (966,057)        2,525,192
      (Increase) Decrease in Prepaid Expense                             70,665           (23,489)         (131,993)
      Increase (Decrease) in Note Payable for Vendor
          Consignment Merchandise                                        11,352            (2,169)           34,293
      Increase (Decrease) in Accounts Payable                         2,617,806         2,412,614        (1,718,857)
      Increase (Decrease) in Accrued Expenses Payable                    (3,813)          139,660           483,845
      Increase (Decrease) in Current Income Tax Payable                 (22,488)           67,741                 -
      Increase (Decrease) in Deferred
         Compensation Payable                                            39,791            30,726            51,622
                                                                   ------------      ------------      ------------
           Net cash provided by (used for)
              operating activities                                 $  2,171,548      $  1,113,103      $  3,754,401
                                                                   ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                            $   (896,362)     $   (617,062)     $ (3,419,243)
   Sale of property, plant and equipment                                 10,660             4,852           186,033
                                                                   ------------      ------------      ------------
          Net cash provided by (used for ) investing activities    $   (885,702)     $   (612,210)     $ (3,233,210)
                                                                   ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (Decrease) in Mortgage Payable                         $          -      $ (2,823,306)     $   (308,205)
   Increase (Decrease) in Notes Payable - Line of Credit             (1,837,424)        1,837,424                 -
   Increase (Decrease) in Notes Payable - Lease                         (12,632)          (71,617)           15,640
   Increase (Decrease) in Notes Payable - Stock                          (3,060)           57,000            83,040
   (Increase) Decrease in Subscription Receivable                         2,064           (11,199)            5,128
   Proceeds from issuance of stock                                    1,384,333         1,303,921         1,585,391
   Purchase of Treasury Stock                                          (298,800)         (320,675)         (923,050)
   Dividends paid                                                      (620,812)         (515,029)         (401,155)
                                                                   ------------      ------------      ------------
          Net Cash provided by (used for) financing activities     $ (1,386,331)     $   (543,481)     $     56,789
                                                                   ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                $   (100,485)          (42,588)     $    577,980

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        1,224,327         1,266,915           688,935
                                                                   ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  1,123,842      $  1,224,327      $  1,266,915
                                                                   ============      ============      ============
ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
   Interest expense paid                                           $     42,804      $    172,483      $    236,742
   Income tax payments                                                  724,440           492,922           637,705

See accompanying notes.

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



NOTE 1 - ACCOUNTING POLICIES

   Nature of Business

       Handy Hardware Wholesale, Inc., (the "Company"), was incorporated as a Texas corporation on January 6, 1961. Its principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061. The Company is owned entirely by its Member-Dealers and Former Member-Dealers.

       Handy Hardware  Wholesale,  Inc.,  sells to its  Member-Dealers  products primarily  for  retail  hardware,  lumber  and  home  center  stores.  In addition, the Company offers advertising and other services to Member-Dealers.

   Cash

       For purposes of the statement of cash flows, Handy Hardware Wholesale, Inc., the Company, considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company maintains a checking account which, at times, exceeds the FDIC coverage normally extended to such accounts. At December 31, 1997, the balance of this account amounted to $ 1,107,342.

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

   Property, Plant, and Equipment

       Property, plant, and equipment are carried at cost. Depreciation of property accounts for financial statement presentation is based on estimated useful lives and methods as follows:

                                                             LIFE              METHOD OF
                              ASSET                         IN YEARS          DEPRECIATION
           -------------------------------------------      --------        --------------
           Building                                           30-39         Straight Line
           Furniture and warehouse equipment including
             computer and data processing equipment            3-7          Straight Line/MACRS
           Transportation equipment                            3-5          Straight Line

       Property, plant and equipment consists of:

                                                                 DECEMBER 31,
                                                        -----------------------------
                                                              1997            1996
                                                        ------------     ------------

           Land                                         $  2,027,797     $  2,027,797
           Buildings & improvements                        7,752,216        7,479,697
           Furniture, computer, warehouse equipment        3,341,692        2,875,288
           Transportation equipment                          435,990          463,853
                                                        ------------     ------------
                                                         $13,557,695     $ 12,846,635
           Less:  Accumulated depreciation                 4,148,927        3,380,058
                                                        -----------      ------------
                                                        $  9,408,768     $  9,466,577
                                                        ============     ============

       Depreciation expense for the year ended December 31, 1997, amounted to $947,004 compared with $933,983 for the year ended December 31, 1996.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 2
                                DECEMBER 31, 1997



NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

Changes in Property, Plant, and Equipment for the year ended December 31, 1997, are shown in the following schedule:

                                     BALANCE           ADDITIONS                           OTHER               BALANCE
                                     1-1-97             AT COST         RETIREMENTS        CHANGES             12-31-97
                                   -----------         ---------        -----------        -------            -----------

Land                               $ 2,027,797         $         -        $        -         $    -           $ 2,027,797
Buildings and improvements           7,479,697             279,710             7,191              -             7,752,216
Furniture, Computers and
  warehouse equipment                2,875,288             528,004            61,600              -             3,341,692
Transportation equipment               463,853              88,648           116,511              -               435,990
                                     ---------            --------        ----------         ------           -----------
                                   $12,846,635         $   896,362        $  185,302         $    -           $13,557,695
                                   ===========           =========        ==========         ======           ===========

Changes in Property, Plant, and Equipment for the year ended December 31, 1996, are shown in the following schedule:

                                     BALANCE           ADDITIONS                           OTHER              BALANCE
                                     1-1-96             AT COST         RETIREMENTS        CHANGES            12-31-96
                                   -----------         ---------        -----------        -------          -----------
Land                               $ 2,027,797         $         -       $        -         $    -           $ 2,027,797
Buildings and improvements           7,450,391              29,305                -              -             7,479,697
Furniture, Computers and
  warehouse equipment                2,960,102             483,291          568,105              -             2,875,288
Transportation equipment               473,706             104,465          114,318              -               463,853
                                   -----------         -----------          -------         ------           -----------
                                   $12,911,996         $   617,061       $  682,423         $    -           $12,846,635
                                   ===========         ===========        =========         ======           ===========

Changes in Property, Plant, and Equipment for the year ended December 31, 1995, are shown in the following schedule:

                                     BALANCE           ADDITIONS                           OTHER              BALANCE
                                     1-1-95             AT COST        RETIREMENTS        CHANGES            12-31-95
                                   -----------         ---------       -----------        -------          -----------
Land                               $ 2,027,797         $       -       $        -         $    -           $ 2,027,797
Buildings and improvements           5,026,886          2,659,709               -              -             7,479,697
Furniture, Computers and
  warehouse equipment                2,842,862            738,728         621,488              -             2,960,102
Transportation equipment               617,201             20,806         164,301              -               473,706
                                     ---------          ---------      ----------         ------           -----------
                                   $10,514,746         $3,419,243      $1,021,993         $    -           $12,911,996
                                   ===========         ==========      ==========         ======           ===========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 3
                                DECEMBER 31, 1997



NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

Changes in Accumulated Depreciation for Property, Plant, and Equipment for the year ended December 31, 1997, are shown in the following schedule:

                                     BALANCE           ADDITIONS                           OTHER              BALANCE
                                     1-1-97             AT COST         RETIREMENTS        CHANGES            12-31-97
                                   -----------         ----------      ------------       --------         -----------
Land                               $         -         $       -       $        -         $    -           $         -
Buildings and improvements           1,602,694            241,315           7,191              -             1,836,818
Furniture, Computers and
  warehouse equipment                1,497,560            605,214          61,600              -             2,041,174
Transportation equipment               279,804            100,475         109,344              -               270,935
                                     ---------          ---------      ----------         ------           -----------
                                   $ 3,380,058         $  947,004      $  178,135         $    -           $ 4,148,927
                                   ===========         ==========      ==========         ======           ===========

Changes in Accumulated Depreciation for Property, Plant, and Equipment for the year ended December 31, 1996, are shown in the following schedule:

                                     BALANCE           ADDITIONS                           OTHER              BALANCE
                                     1-1-96            AT COST         RETIREMENTS        CHANGES            12-31-96
                                   -----------         ----------      ------------       --------         -----------
Land                               $         -         $       -       $        -         $    -           $         -
Buildings and improvements           1,364,782            237,912               -              -             1,602,694
Furniture, Computers and
  warehouse equipment                1,464,406            601,259         568,105              -             1,497,560
Transportation equipment               295,458             94,812         110,466              -               279,804
                                     ---------          ---------      ----------         ------           -----------
                                   $ 3,124,646         $  933,983      $  678,571         $    -           $ 3,380,058
                                   ===========         ==========      ==========         ======           ===========

Changes in Accumulated Depreciation for Property, Plant, and Equipment for the year ended December 31, 1995, are shown in the following schedule:


                                     BALANCE           ADDITIONS                           OTHER              BALANCE
                                     1-1-95            AT COST         RETIREMENTS        CHANGES            12-31-95
                                   -----------         ----------      ------------       --------         -----------
Land                               $         -         $       -       $        -         $    -           $         -
Buildings and improvements           1,317,804            225,914         178,936              -             1,364,782
Furniture, Computers and
  warehouse equipment                1,524,434            561,461         621,489              -             1,464,406
Transportation equipment               337,734            120,190         162,466              -               295,458
                                     ---------          ---------      ----------         ------           -----------
                                   $ 3,179,972         $  907,565      $  962,891         $    -           $ 3,124,646
                                   ===========         ==========      ==========         ======           ===========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 4
                                DECEMBER 31, 1997



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


                                                Annual          Tax Depreciation          Total
                                          Tax Depreciation      (over) under Book       Accumulation
                                          Over (Under) Book     Depreciation for       Tax Over Book
                           Year             Depreciation         Deleted Assets         Depreciation

                       12-31-95               30,849                 (27,981)               1,313,051
                       12-31-96               23,003                  (4,582)               1,331,472
                       12-31-97              (34,032)                    639                1,298,079

       2. Deferred compensation is accrued as follows:

             Balance, December 31, 1996                           $     245,110
             Addition for year ended December 31, 1997                   39,791
                                                                  ------------
                       Balance, December 31, 1997                 $     284,901
                                                                  =============


           The deferred compensation has not been deducted for income tax purposes.


       3. Internal Revenue Code Section 263A requires certain costs to be capitalized for inventory purposes. The following schedule shows the amount reported on the tax return.

                                                         DECEMBER 31,
                                             ----------------------------------
                                                 1997                   1996
                                             -----------            -----------
           Book inventory                    $13,395,947            $11,421,127
           Adjustment for 263A Uniform
           Capitalization costs                  288,788                249,239
                                            ------------           ------------
           Inventory for tax return          $13,684,735            $11,670,366
                                             ===========            ===========

           The Company accounts for any tax credits as a reduction of income tax expense in the year in which such credits arise.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 5
                                DECEMBER 31, 1997



NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

   Earnings Per Share of Common Stock

     Earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to stock issued, stock subscribed, dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                    1997                1996                1995
                                                                -----------          ----------         ----------

             Net Earnings                                       $ 1,408,203          $1,206,222         $1,016,484
             Less:  Dividends on Preferred Stock                    620,812             515,029            401,155
                                                                  ---------         ----------        ----------
                                                              $     787,391         $   691,193         $  615,329
             Weighted average shares of common stock
             (Class A and Class B outstanding)                       61,394              56,984             53,253


              Net Earnings (Loss) per share of
              common stock                                            12.71              12.13              11.55

   Preferred Stock Dividends

     Cash dividends paid on the Company's outstanding preferred stock (par value $100 per share) were 13% for 1997, 12% for 1996, and 10% for 1995, pro-rated for the portion of a twelve month period (ending January 31) during which the preferred stock was held. The weighted average number of preferred shares outstanding during each 12 month period was used to calculate the per share cash dividends on preferred stock as reflected below. Cash dividends have never been paid and are not anticipated to be paid in the future on either class of the Company's outstanding common stock.

                      SCHEDULE OF PREFERRED STOCK DIVIDENDS

           During the
           Year Ended         Weighted Average                Per
           December 31       Shares Outstanding              Share
           -----------       ------------------              -----
              1997                     55,929                $11.10
              1996                     51,277                 10.04
              1995                     47,787                  8.39

   Revenue Recognition

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Accordingly, revenues and expenses are accounted for using the accrual basis of accounting. Under this method of accounting, revenues and receivables are recognized when merchandise is shipped or services are rendered, and expenses are recognized when the liability is incurred.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 6
                                DECEMBER 31, 1997



NOTE 2 - NOTES RECEIVABLE

     The notes receivable reflect amounts due to the Company from its Member-Dealers under a deferred payment agreement with the Company. Under this agreement, the Company supplies Member-Dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the Member-Dealer continues to purchase General Electric lamps through the Company. If a Member-Dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric bills the Company for the Member-Dealer's initial order and the note becomes immediately due and payable in full to the Company.

     Notes receivable are classified as follows:

                                                    December 31,
                                            --------------------------
                                               1997             1996
                                           ----------      -----------
         Current                           $    5,394      $         -
         Nonncurrent                          120,513          105,844
                                           ----------      -----------
         Total                             $   25,907      $   105,844


NOTE 3 - NOTES PAYABLE - STOCK

     The five year, interest bearing notes payable - stock reflect amounts due from the Company to former Member-Dealers for the Company's repurchase of shares of Company stock owned by these former Member-Dealers. According to the terms of the note, only interest is paid on the outstanding balance of the note during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 6.0% to 7.0%.

     Notes payable - stock are classified as follows:
                                                    December 31,
                                            --------------------------
                                               1997             1996
                                           ----------      -----------
         Current                           $    7,000      $    23,860
         Nonncurrent                          223,750          209,950
                                           ----------      -----------
         Total                             $  230,750      $   233,810


     Principal payments applicable to the next five years are as follows:

                                      1998                            $    7,000
                                      1999                                26,750
                                      2000                               107,200
                                      2001                                57,000
                                      2002                                32,800
                                                                        --------
                                                                        $230,750

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 7
                                DECEMBER 31, 1997



NOTE 4- INCOME TAXES

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method.

     The major categories of deferred income tax provisions are as follows (based on FASB 109):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------
                                                                            1997               1996               1995
                                                                        -----------         ----------         ----------
         Excess of tax over book depreciation                            $1,298,079         $1,331,472         $1,313,050
         Allowance for bad debts                                             (7,195)            (7,195)                 -
         Inventory - ending inventory adjustment
           for tax recognition of Sec. 263A
                Uniform Capitalization Costs                               (288,788)          (249,239)          (208,561)
         Deferred compensation                                             (223,165)          (199,235)          (179,754)
                                                                         ----------         ----------         ----------
                    Total                                                $  778,931         $  875,803         $  924,735
                    Statutory tax rate                                           34%                34%                34%
                                                                         ----------         ----------         ----------
         Cumulative deferred income tax payable                          $  264,836         $  297,773         $  314,410
                                                                         ==========         ==========         ==========

         Classified as:
                Current liability                                        $        -         $        -         $        -
                Noncurrent liability                                        264,836            297,773            314,410
                                                                         ----------         ----------         ----------
                                                                         $  264,836         $  297,773         $  314,410
                                                                         ==========         ==========         ==========

     Reconciliation of income taxes on difference between tax and financial accounting:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------
                                                                            1997               1996               1995
                                                                          --------         ----------         ----------

     Principal components of income tax expense Federal:
       Current
            Income tax paid                                               $ 724,440         $  492,922         $  637,705
            Carryover of prepayment from prior year                          24,686            107,078                  -
            Current income tax payable                                       45,253             67,741                  -
                                                                           --------         ----------         ----------
                                                                          $ 794,379         $  667,741         $  637,705
            Carryover to subsequent year                                          -                  -            107,078
                                                                          ----------        ----------         ----------
            Income tax for tax reporting at statutory rate of 34%         $ 794,379         $  667,741          $ 530,627
         Deferred
            Adjustments for financial reporting:
            Depreciation                                                    (11,354)             6,263                975
            263A Uniform capitalization costs                               (13,447)           (13,831)            26,325

            Other                                                            (8,063)            (9,069)            (5,777)
                                                                          ---------         ----------          ---------
         Provision for federal income tax (U.S.)                           $ 761,515         $  651,104          $ 552,150
                                                                          =========         ==========          =========


            The Company is not exempt from income tax except for municipal bond interest earned in an amount of $1,830

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 8
                                DECEMBER 31, 1997


NOTE 5 - LEASES

     Operating Leases

     The Company leases certain trucks and warehouse equipment under long-term operating lease agreements. The leases expire in 1999, 2000, 2001, and 2002.

     The following is a schedule of future minimum lease payments for operating leases as of December 31, 1997 and 1996 for the subsequent five years:

                                                       DECEMBER 31,
                                             ------------------------------
                                                 1997               1996
                                             -----------         ----------
           1997                              $        -          $  584,407
           1998                                  543,843            546,220
           1999                                  543,843            535,845
           2000                                  537,394            508,881
           2001                                  359,056            352,349
           2002                                  102,192                  -

     Capital Leases

     The company leases equipment as a capital lease. The following is an analysis of the leased property under capital leases by major class:

                                                       DECEMBER 31,
                                             ------------------------------
                                                 1997               1996
                                             -----------         ----------
           Class of Property
             Furniture, computers,
             and warehouse equipment         $  473,164           $  413,506
             Transportation equipment            39,971               39,971
                                             ----------           ----------
                                             $  513,135           $  453,477
           Less:  Accumulated depreciation      369,089              263,078
                                             ----------           ----------
                                             $  144,046           $  190,399
                                             ==========           ==========

     The following is a schedule by year of future minimum lease payments for capital leases.

                                                       DECEMBER 31,
                                             ------------------------------
                                                 1997               1996
                                             -----------         ----------
           1997                              $                    $   67,002
           1998                                  52,488               39,377
           1999                                  58,308               38,985
           2000                                  41,383               31,506
           2001                                   7,889               13,422
           2002                                  17,592                    -
                                             ----------           ----------
                                             $  177,660           $  190,292
                                             ==========           ==========

     The lease payments are reflected in the Balance Sheet as current and noncurrent obligations under capital leases of $52,488 and $125,172, respectively. The estimated interest rates range from 4% to 9%.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 9
                                DECEMBER 31, 1997


NOTE 5 - LEASES CONTINUED

     Rental Expenses

     Rental expenses for the preceding three years are:

                               1997             $1,041,985
                               1996                909,912
                               1995                854,603


NOTE 6 - RELATED PARTY TRANSACTIONS

       NONE

     The Company is owned entirely by its dealers and former dealers. No shareholder is the beneficial owner of more than five percent of any class of the Company's voting securities. Substantially all sales are made to the member-dealers (owners) of the Company.


NOTE 7 - RETIREMENT PLAN - HANDY HARDWARE WHOLESALE, INC. 401(K) PROFIT SHARING PLAN

     During 1997, the Company transferred the former Profit Sharing and Savings Plan to a 401(K)Profit Sharing Plan to help employees achieve financial security during their retirement years. Employees are eligible to participate in the plan if they have attained age 21 and have completed one year of service with the Company. The Plan includes a 401(K) arrangement to allow employees to contribute a portion of their compensation to the Plan known as elective deferrals. Each year, the Company will make matching contributions in the amount determined by the Board of Directors at its discretion. The Board of Directors may choose not to make matching contributions to the Plan for a particular year. Employees are 100% vested at all times for elective deferrals in the Plan. The Plan permits the Company to contribute a discretionary amount for a plan year designated as qualified nonelective contributions. Company qualified nonelective contributions are allocated to employees in the same proportion that the number of points per employee bears to the total points of all participants. Employees receive one point for each $1,000 of compensation and one point for each year of service. Employees' interests in the value of the contributions made to their account first partially vests after three years of service at 20% and continues to vest an additional 20% each year until fully vested after seven years of service. Participating employees who reach age 65 are fully vested without regard to their number of years of service. Benefits are paid to eligible employees under the plan in lump sum upon retirement, or at the direction of the employee, pursuant to the terms of an annuity plan selected by the employee. The amount of cost recognized during the years ended December 31, is as follows:

                                1997      $   599,475
                                1996          561,318
                                1995          515,847

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 10
                                DECEMBER 31, 1997



NOTE 8 - STOCKHOLDERS' EQUITY

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


     Capitalization

     To become a Handy Hardware Member-Dealer, an independent hardware dealer must enter into a Subscription Agreement with the Company for the purchase of ten shares of Handy Hardware Class A Common Stock, $100 par value per share and for any additional store, ten shares of Preferred Stock, with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share and Preferred Stock, $100 par value per share. Class B Common Stock and Preferred Stock are purchased pursuant to a formula based upon total purchases of merchandise by the Member-Dealer from the Company, which determines the "Desired Stock Ownership" for each Member-Dealer. The minimum Desired Stock Ownership is $10,000.

     Each Member-Dealer receives from the Company a semimonthly statement of Total Purchases made during the covered billing period and an additional charge ("Purchase Funds") of 2 percent of warehouse purchases until the Member-Dealer's Desired Stock Ownership is attained. (The Subscription Agreement entitles the Company to collect 2 percent of total purchases. At present, however, the Board of Directors has determined to collect 2 percent of warehouse purchases only.) On a monthly basis, the Company reviews the amount of unexpended Purchase Funds being held for each Member-Dealer. If a Member-Dealer has unexpended Purchase Funds of at least $2,000, the Company applies $2,000 to the purchase of ten shares of Class B Common Stock and ten shares of Preferred Stock at $100 per share.

     Transferability

     Holders of Class A Common Stock may not sell those shares to a third party without first offering to sell them back to the Company. There are no specific restrictions on the transfer of the Company's Class B Common or Preferred Stock.

     Membership Termination

     Following written request, the Company will present to the Board of Directors a Member-Dealer's desire to have his stock repurchased and the Member-Dealer Contract terminated. According to the current procedures established by the Board of Directors, a Member-Dealer's stock may be repurchased according to either of two options.

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 11
                                DECEMBER 31, 1997


NOTE 8 - STOCKHOLDERS' EQUITY- CONTINUED


     Option I The Member-Dealer's Class A Common Stock is repurchased at $100 per share. Any funds remaining in the Member-Dealer's Purchase Fund Account will be returned at the dollar value of such account. Twenty percent or $3,000, whichever is greater, of the total value of the Class B Common and Preferred Stock will be repurchased. The remaining value of the Class B Common and Preferred Stock is converted to a five-year interest bearing note. During the first four years this note only pays interest. In the fifth year both interest and principal are paid. The interest rate is determined by the Company's Board of Directors at the same time they approve the repurchase.

     Option II      Same as Option I except that the  remaining  value of the
                    Class B Common and Preferred Stock is discounted 15 percent and reimbursed to the Member-Dealer.

     Stock  Repurchase


     In 1997 and 1996 the Board approved the repurchase of certain shares from those shareholders who are over-invested in the Company's capital stock by $4,000 or more. The amount repurchased was the amount of stock (based on purchase price of $100 per share) equal to one fourth of the over-invested amount, equally divided between shares of Preferred Stock and Class B Common Stock. In connection with the repurchase, the minimum required investment in the Company's capital stock is $10,000. In 1997 and 1996 the Company repurchased 348 and 168 shares for $34,800 and $16,800, respectively.


NOTE 9 - LINE OF CREDIT

     Texas Commerce Bank committed to a $7,500,000 unsecured revolving line of credit. The commitment expires on April 30, 1998. Borrowing against and payments of the line of credit during the year were as follows.

              BALANCE      BORROWING                             BALANCE      INTEREST     INTEREST
              1-01-97        -1997             PAYMENTS         12-31-97         RATE        PAID
           ----------     ----------        -----------        ---------      --------     --------

           $1,837,424     $   -0-           $ 1,837,424        $    -0-         6.25%      $ 12,080

     The line of credit liability is classified as follows:

                                                  December 31,
                                            ---------------------------
                                           1997                 1996
                                         -------            -----------
  Current Liabilities                    $     -            $   985,883
  Noncurrent Liabilities                       -                851,541
                                         =======            ===========

     The line of credit loan was used to retire the mortgage payable. Terms of the line of credit require monthly payments of accrued interest with the balance if any, of the loan to be repaid on April 30, 1998.

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 12
                                DECEMBER 31, 1997



NOTE 10 - SUBSEQUENT EVENT

     None


NOTE 11 - LITIGATION

     In the opinion of the Company, there is no litigation that would have a material effect on the financial position or results of operations of the Company at December 31, 1997.


NOTE 12 - OTHER DISCLOSURES

     1. Costs incurred for advertising are expensed when incurred.

     2. The Company wholesales hardware to its dealers in Texas, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, and Florida.

     3. The Company is not a party to any legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.



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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)      Documents Filed as Part of this Report

                                                                         Page
          (1)      Financial Statements                                Reference

                  Auditor's Report........................................... 14

                  Balance Sheets at December 31,
                    1997 and 1996............................................ 15

                  Statements of Income for the
                    years ended December 31,
                    1997, 1996 and 1995 ..................................... 17

                  Statements of Stockholders' Equity
                    for the years ended December 31,
                    1997, 1996 and 1995 ..................................... 18

                  Statements of Cash Flows for the years ended
                    December 31, 1997, 1996 and 1995 ........................ 19

                  Notes to Financial Statements.............................. 21

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

             *10.1 Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton (Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference). * 10.2 Second Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated July 19, 1985 (Filed as
                      Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).

             *10.3 Third Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated December 16, 1988 (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).
                      * 10.4 Fourth Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James
                      D. Tipton dated September 20, 1991 (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

            *10.5 Split-Dollar Agreement dated November 13, 1991 between the Company and James D. Tipton (Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).
                      10.6 Form of Dealer Contract (Alabama, Arkansas, Florida, Louisiana, Oklahoma and Texas) (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

             10.7     Form of Dealer  Contract  (Mississippi)  (Filed as Exhibit
                      10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

            *10.8 Fifth Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated September 7, 1993. (Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.)

            *10.9 Loan Agreement dated March 30, 1993, between Texas Commerce Bank, N.A., and Handy Hardware Wholesale, Inc. (filed as Exhibit I to the Company's Quarterly Report on Form 10- Q for the quarter ended June 30, 1993, and incorporated herein by reference).

           *10.10 Amendment and Restatement of Credit Agreement between Handy Hardware Wholesale, Inc. and Texas Commerce Bank, N.A., dated as of April 30, 1996. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

           *10.11 Sixth Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated November 14, 1995.

           *10.12 Seventh Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated September 30, 1996.

        *,->10.13     Eighth  Amendment  to the  Employment  Agreement,  as
                      amended, between Handy Hardware Wholesale, Inc. and James
                      D. Tipton dated December 24, 1997.

          ->11.1      Statement re computation of per share earnings.

* Management Contract
->Filed herewith.


     The Company will furnish to any requesting shareholder a copy of any exhibit upon payment of $.40 per page to cover the expense of furnishing such copies. Requests should be directed to Tina S. Kirbie, Secretary and Treasurer, Handy Hardware Wholesale, Inc., 8300 Tewantin Drive, Houston, Texas 77061.


         (b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the three months ended December 31, 1997.

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

                                           HANDY HARDWARE WHOLESALE, INC.

                                               /S/ James D. Tipton
                                            -----------------------------------
                                                   JAMES D. TIPTON
                                           President and Chief Executive Officer
March 18, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Handy Hardware Wholesale, Inc., and in the capacities and on the dates indicated.

Signature                         Title                               Date
/s/ James D. Tipton           President, Chief Executive         March 25, 1998
-------------------           Officer and Director

/s/ Tina S. Kirbie            Chief Financial and                March 18, 1998
-------------------           Accounting Officer

/s/ Weldon D. Bailey          Director                           March 20, 1998
-------------------

/s/ Norman J. Bering, II      Director                           March 24, 1998
-------------------

/s/ Susie Bracht-Black        Director                           March 20, 1998
-------------------

/s/ Virgil H. Cox             Director                           March 20, 1998
-------------------

/s/ Samuel J. Dyson           Director                           March 21, 1998
-------------------

/s/ Robert L. Eilers          Director                           March 21, 1998
-------------------

/s/ Richard A. Lubke          Director                           March 24, 1998
-------------------

/s/ Jimmy T. Pate             Director                           March 24, 1998
-------------------

/s/ Leroy Wellborn            Director                           March 24, 1998
-------------------

                                  EXHIBIT 10.12

                    Eighth Amendment to Employment Agreement

     Reference is made to an Employment Agreement (hereinafter called "Agreement") dated July 9, 1980, between Handy Hardware Wholesale, Inc., a Texas corporation (therein and hereinafter called "Employer"), and James D. Tipton (therein and hereinafter called "Employee"), the First Amendment to the Agreement, dated August 18, 1980 (the "First Amendment"), the Second Amendment to the Agreement, dated July 18, 1985 (the "Second Amendment"), the Third Amendment to the Agreement, dated December 6, 1988 (the "Third Amendment"), the Fourth Amendment to the Agreement, dated September 20, 1991 (the "Fourth Amendment"), the Fifth Amendment to the Agreement, dated September 7, 1993 (the "Fifth Amendment"), the Sixth Amendment to the Agreement, dated November 14, 1995 (the "Sixth Amendment"), and the Seventh Amendment to Employment Agreement, dated September 30, 1996 (the "Seventh Amendment").

     At this time, Employer and Employee wish to amend the Agreement, the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, Sixth Amendment, and the Seventh Amendment as herein set forth:

     NOW THEREFORE, in consideration of the premises, the agreements herein contained and other good and valuable considerations, Employer and Employee hereby amend the Agreement, the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, the Sixth Amendment, and the Seventh Amendment as follows:

1.   Subparagraph (9) of Paragraph 2.a. is hereby amended to read as follows:

     "(9) For the period from January 1, 1996 to December 31, 1999, Employer shall pay Employee $20,834.34 per month, payable semi-monthly on the 15th and last day of each month during this period."

2. Paragraph 3.a. is hereby amended to read as follows:

     "a. The term of employment by Employer shall mean the period commencing August 18, 1980, and terminating December 31, 1999, unless sooner terminated in accordance with the terms and conditions hereinafter set forth, provided, however, in the event of the death of Employee, the term of employment shall end the 60th day after the date of the death of Employee."

     Except as amended above, the Agreement, the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, the Sixth Amendment, and the Seventh Amendment remain unchanged and continue in full force and effect.

     This Eighth Amendment is executed in multiple counterparts, each of which shall have the force and effect of an original, this 24th day of December, 1997.

                                       HANDY HARDWARE WHOLESALE, INC.

 /s/ James D. Tipton                           /s/ Weldon D. Bailey
--------------------                   By: ------------------------------------
 James D. Tipton                              Chairman of the Board
    Employee                                       Employer

                                  EXHIBIT 11.1

                        Computation of Per Share Earnings


                                                 1997         1996      1995
                                                 ----         ----      ----
Net Earnings                                $1,408,203  $1,206,222   $1,016,484
Dividends Paid                                (620,812)   (515,029)    (401,155)
                                               -------     -------      -------
                                            $  787,391  $  691,193   $  615,329
Weighted Average Shares Outstanding             61,934      56,984       53,253
Earnings Per Share of Common Stock          $    12.71  $    12.13   $    11.55