Form 10-Q
period 1998-03-31
HANDY HARDWARE WHOLESALE INC
filed 1998-05-15
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                    of 1934.

                 For the quarterly period ended March 31, 1998.

                         Commission File Number 0-15708



                         HANDY HARDWARE WHOLESALE, INC.
             (Exact name of Registrant as specified in its charter)

      TEXAS                                                      74-1381875
(State of incorporation)                                       I.R.S. Employer
                                                             Identification No.)

8300 Tewantin Drive, Houston, Texas                                 77061
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

                           Yes     X      No
                                  ----         ----

The number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 1998, was 8790 shares of Class A Common Stock, $100 par value, and 53,254 shares of Class B Common Stock, $100 par value.















                                                             Page #1 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.

                                      INDEX



PART I            Financial Information                              Page No.

         Item     1.       Financial Statements

                     Condensed Balance Sheet March 31, 1998
                           and December 31, 1997 .......................   3 - 4

                     Condensed Statement of Earnings - Three Months
                           Ended March 31, 1998 and 1997................       5


                     Condensed Statement of Cash Flows - Three Months
                           Ended March 31, 1998 and 1997................   6 - 7

                     Notes to Condensed Financial Statements............  8 - 13


         Item 2.     Management's Discussion & Analysis of Financial
                           Condition and Results of Operations.......... 14 - 20

         Item 3.     Quantitative and Qualitative Disclosures
                           About Market Risk............................      20

PART II           Other Information

         Item 1.     Legal Proceedings..................................      21

         Items 2-6         None                                               21

         Signatures                                                           22
























                                                             Page #2 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                                                        MARCH 31,                    DECEMBER 31,
                                                                                           1998                         1997
                                                                                        ---------                    ------------
     ASSETS

     CURRENT ASSETS
        Cash                                                                          $ 3,882,719                   $ 1,123,842
        Accounts Receivable, net of                                                    14,951,620                    10,032,045
             subscriptions receivable in
             the amount of $69,012 for 1998
             and $43,451 for 1997
        Notes Receivable (Note 3)                                                          10,894                         5,394
        Inventory                                                                      15,572,463                    13,395,947
        Other Current Assets                                                              254,865                       264,280
                                                                                       ----------                   -----------
                                                                                      $34,672,561                   $24,821,508
                                                                                       ----------                   -----------

     PROPERTY, PLANT AND EQUIPMENT (Note 2)
        At Cost Less Accumulated Depreciation
        of $4,337,332(1998) and $4,148,927 (1997)                                     $ 9,294,956                   $ 9,408,768
                                                                                      -----------                   -----------

     OTHER ASSETS
         Notes Receivable (Note 3)                                                    $   134,501                   $   120,513
         Deferred Compensation Funded                                                     284,901                       284,901
         Other Noncurrent Assets                                                              -0-                        71,596
                                                                                      -----------                   -----------
                                                                                      $   419,402                   $   477,010
                                                                                      -----------                   -----------
     TOTAL ASSETS                                                                     $44,386,919                   $34,707,286
     ------------                                                                     ===========                   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
         Notes Payable-Stock (Note 4)                                                 $     7,000                   $     7,000
         Notes Payable-Capital Lease                                                       47,266                        52,488
         Accounts Payable - Trade                                                      24,725,241                    14,550,157
         Other Current Liabilities                                                        396,667                     1,050,680
         Federal Income Taxes Payable (Note 5)                                            211,748                        45,253
                                                                                      -----------                   -----------
                                                                                      $25,387,922                   $15,705,578
                                                                                      -----------                   -----------
     NONCURRENT LIABILITIES
         Notes Payable-Stock (Note 4)                                                 $   353,590                   $   223,750
         Notes Payable-Capital Lease                                                      113,355                       125,172
         Notes Payable-Vendor                                                             123,940                       117,196
         Deferred Compensation Payable                                                    284,901                       284,901
         Deferred Income Taxes Payable (Note 5)                                           261,102                       264,836
                                                                                      -----------                   -----------
                                                                                      $ 1,136,888                   $ 1,015,855
                                                                                      -----------                   -----------

     TOTAL LIABILITIES                                                                $26,524,810                   $16,721,433
     -----------------                                                                -----------                   -----------

     The accompanying notes are an integral part of the Condensed Financial Statements.











                                                             Page #3 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                                                    MARCH 31,                      DECEMBER 31,
                                                                                      1998                             1997
                                                                                    ---------                      ------------
     STOCKHOLDERS' EQUITY
         Common Stock, Class A,
             authorized 20,000 shares, $100
             par value per share, issued
             8,850 & 8,680 shares                                               $   885,000                       $   868,000
         Common Stock, Class B,
             authorized 100,000 shares, $100
             par value per share, issued
             54,153 & 52,513 shares                                               5,415,300                         5,251,300
         Common Stock, Class B
             Subscribed 4,492.03 & 4,361.35
             shares                                                                 449,203                           436,135
                 Less Subscription Receivable                                       (34,506)                          (21,725)
         Preferred Stock 13% Cumulative,
             authorized 100,000 shares, $100
             par value per share, issued
             56,771.75 & 55,001.75 shares                                         5,677,175                         5,500,175
         Preferred Stock, Subscribed
             4,492.03 & 4,361.35 shares                                             449,203                           436,135
                 Less Subscription Receivable                                       (34,506)                          (21,726)
         Paid in Surplus                                                            315,781                           314,731
                                                                                -----------                       -----------
                                                                                $13,122,650                       $12,763,025
         Less: Cost of Treasury Stock
             1898 & -0- shares                                                     (189,800)                              -0-
                                                                                -----------                      -----------
                                                                                $12,932,850                       $12,763,025

       Retained Earnings                                                          4,929,259                         5,222,828
                                                                                -----------                       -----------
             Total Stockholders' Equity                                         $17,862,109                       $17,985,853
                                                                                -----------                       -----------

       TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                                                     $44,386,919                       $34,707,286
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














                                                             Page #4 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                          CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                  1998                    1997
                                                                  ----                    ----

       EARNINGS
           Net Sales                                          $37,704,353            $33,119,640
           Sundry Earnings                                        265,897                142,872
                                                              -----------            ------------
        TOTAL EARNINGS                                        $37,970,250            $33,262,512
        --------------                                        ------------           -----------

       EXPENSE
           Net Material Costs                                 $34,122,126            $29,542,472
           Payroll Costs                                        1,631,093              1,526,874
           Other Operating Costs                                1,614,563              1,563,797
           Interest Expense                                         5,655                  9,575
                                                              -----------            -----------
       TOTAL EXPENSE                                          $37,373,437            $32,642,718
       -------------                                          -----------            -----------



       NET EARNINGS BEFORE PROVISIONS
       FOR ESTIMATED FEDERAL
       INCOME TAX (Note 5)                                    $  596,813             $   619,794
       ------------------


       PROVISIONS FOR ESTIMATED
       FEDERAL INCOME TAX
       (Note 5)                                                 (208,014)               (215,364)
       -------                                                ----------             -----------


       NET EARNINGS                                           $  388,799             $   404,430
       ------------

       LESS ACCRUAL FOR DIVIDENDS ON
       PREFERRED STOCK                                          (170,592)               (155,203)
       ---------------                                        ----------             -----------

       NET EARNINGS APPLICABLE TO
       COMMON STOCKHOLDERS                                    $  218,207             $   249,227
       -------------------                                    ==========             ===========

       NET EARNINGS PER SHARE OF
       COMMON STOCK, CLASS A &
       CLASS B (Note 1)                                       $     3.30             $      4.12
       ---------------                                        ===========            ===========

       The  accompanying  notes are an integral part of the
                     Condensed  Financial Statements.












                                                             Page #5 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------
                                                                   1998                   1997
                                                                   ----                   ----
CASH FLOWS FROM OPERATING ACTIVITY
     Net Earnings                                             $    388,799           $    404,430
                                                              ------------           ------------
         Adjustments to Reconcile Net
              Earnings to Net Cash Provided by
              Operating Activities:
                  Depreciation                                $    206,336           $    217,173
                  Increase (Decrease) in Deferred
                    Income Tax                                      (3,734)                 7,083

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                      $ (4,919,575)          $ (2,852,343)
         Increase in Notes Receivable                              (19,488)                (6,468)
         Increase in Inventory                                  (2,176,516)            (1,860,571)
         Decrease in Other Assets                                   81,011                158,751
         Increase in Note Payable for Vendor                         6,744                  6,468
         Increase in Accounts Payable                           10,175,084              7,347,972
         Decrease in Other Liabilities                            (654,013)              (501,992)
         Increase in Federal Income
              Taxes Payable                                        166,495                140,540
                                                              ------------           ------------
              TOTAL ADJUSTMENTS                               $  2,862,344           $  2,656,613
                                                              ------------           ------------

              NET CASH PROVIDED BY
              OPERATING ACTIVITIES                            $  3,251,143           $  3,061,043
                                                              ------------           ------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                     $    (92,524)          $   (105,706)
     Disposition of Fixed Assets                                       -0-                    -0-
                                                              ------------           ------------
              NET CASH USED FOR
              INVESTING ACTIVITIES                            $    (92,524)          $   (105,706)
                                                              ------------           ------------





The  accompanying  notes  are  an  integral  part  of  the
                 Condensed  Financial Statements.









                                                             Page #6 of 22 Pages

STATEMENT OF CASH FLOWS (UNAUDITED) Cont.

                                                                THREE MONTHS ENDED MARCH 31,
                                                                   1998                   1997
                                                                   ----                   ----
CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease Note Payable - Line of Credit                  $       -0-             $  (367,485)
      Increase in Notes Payable - Stock                           129,840                     -0-
      Decrease in Notes Payable - Capital Lease                   (17,039)                (15,202)
      Increase in Subscription Receivable                         (25,561)                 (8,235)
      Proceeds From Issuance of Stock                             385,186                 349,349
      Purchase of Treasury Stock                                 (189,800)                (52,800)
      Dividends Paid                                             (682,368)               (620,812)
                                                              ----------              -----------
          NET CASH USED FOR FINANCING
          ACTIVITIES                                          $  (399,742)            $  (715,185)
                                                              -----------             -----------

NET INCREASE
IN CASH & CASH EQUIVALENTS                                    $ 2,758,877             $ 2,240,152

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                       1,123,842               1,224,327
                                                              -----------             -----------

CASH & CASH EQUIVALENTS AT END OF
PERIOD                                                        $ 3,882,719             $ 3,464,479
                                                              ===========             ===========



      ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS

                           Interest Expense Paid              $     5,655             $     9,575
                           Income Taxes Paid                          -0-                     -0-

The  accompanying  notes  are  an  integral  part  of  the
               Condensed  Financial Statements.











                                                             Page #7 of 22 Pages

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

(3)       Earnings Per Share:

          Net earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                     1998               1997
                                                     ----               ----
 Calculation  of Net  Earnings Per
    Share of Common Stock

         Net Earnings                             $ 388,799         $ 404,430
         Less: Accrued Dividends
                 On Preferred Stock                (170,592)         (155,203)
                                                  ---------         ---------
                                                  $ 218,207         $ 249,227
         Weighted Average
             Shares of Common Stock
             (Class A & Class B)
             outstanding                             66,076            60,536
         Net Earnings Per Share
         of Common Stock                          $    3.30         $    4.12
                                                  =========         =========




                                                             Page #8 of 22 Pages

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

(5)       Accounting for Dividends on Preferred Stock

          The Company pays dividends on Preferred Stock during the first quarter of each fiscal year. Only holders of Preferred Stock on the record date for the payment of the dividend are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31, during which the Preferred Stock was held.

          Because the Company is unable to anticipate the amount of the Preferred Stock dividends, it does not accrue a liability for the payment of those dividends on its balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, the Company shows an estimated portion of the dividends to be paid in the first quarter of 1999 based on the dividends paid in the first quarter of 1998.

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the three months ended March 31, 1998, contained herein, therefore, are net of dividends actually paid during the first quarter of 1998 in the amount of $682,368.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:
                                           MARCH 31,              DECEMBER 31,
                                             1998                     1997
                                           --------               -----------

Land                                     $ 2,027,797              $ 2,027,797
Building & Improvements                    7,752,216                7,752,216
Furniture, Computer, Warehouse             3,399,699                3,341,692
Transportation Equipment                     452,576                  435,990
                                         -----------              -----------
                                         $13,632,288              $13,557,695

Less:  Accumulated Depreci                (4,337,332)              (4,148,927)
                                         -----------              -----------
                                         $ 9,294,956              $ 9,408,768
                                         ===========              ===========











                                                             Page #9 of 22 Pages

NOTE 3 - NOTES RECEIVABLE

Notes receivable reflect amounts due to the Company from its Member-Dealers under a deferred payment agreement and an installment sale agreement as well as amounts due from former Member-Dealers for inventory purchases.

Under the deferred agreement, the Company supplies Member-Dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the Member-Dealer continues to purchase General Electric lamps through the Company. If a Member-Dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric bills the Company for the Member-Dealer's initial order and the note becomes immediately due and payable in full to the Company.

Under the installment sale agreement, the Company sells Member-Dealers computer hardware, the purchase price of which is due and payable by Member-Dealers to the Company in thirty-six monthly installments of principal and interest.

Notes Receivable are classified as follows:

                                     CURRENT PORTION         NONCURRENT PORTION
                                     ---------------        -------------------
                                   MARCH 31,  DEC. 31,      MARCH 31,   DEC. 31,
                                     1998        1997         1998        1997
                                   --------    -------      --------    --------


Deferred Agreement                  $   -0-     $   -0-      $123,940   $117,196
Installment Sale Agreement            4,184         -0-         8,560        -0-
Steve R. Allen, Stejuan-C.L. Inc.     6,710       5,394         2,001      3,317
                                    -------     -------      --------   --------
                                    $10,894     $ 5,394      $134,501   $120,513
                                    =======     =======      ========   ========

NOTE 4 - NOTES PAYABLE STOCK

The five year, interest bearing notes payable - stock reflect amounts due from the Company to former Member-Dealers for the Company's repurchase of shares of Company stock owned by these former Member-Dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 6.0% to 7.0%.

Notes payable - stock are classified as follows:

                                     CURRENT PORTION         NONCURRENT PORTION
                                     ---------------        -------------------
                                   MARCH 31,   DEC. 31,     MARCH 31,   DEC. 31,
                                     1998        1997         1998        1997
                                   --------    -------      --------    --------

                                    $ 7,000     $ 7,000      $353,590   $223,750


Principal payments due over the next five years are as follows:

                             1998              $  7,000
                             1999                26,750
                             2000               107,200
                             2001                57,000
                             2002                32,800
                                               --------
                                               $230,750
                                               ========









                                                            Page #10 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method.

                                                                        QUARTER ENDED                    YEAR ENDED
                                                                           MARCH 31,                     DECEMBER 31,
                                                                             1998                            1997
                                                                        -------------                    -----------

Excess of tax over book depreciation                                    $ 1,289,011                      $ 1,298,079

Allowance for Bad Debt                                                   (    7,195)                      (    7,195)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                        (  288,788)                      (  288,788)

Deferred Compensation                                                     ( 225,080)                      (  223,165)
                                                                        -----------                       ----------

     Total                                                              $   767,948                     $    778,931
     Statutory Tax Rate                                                          34%                              34%
                                                                        -----------                     ------------
     Cumulative Deferred Income Tax Payable                             $   261,102                     $    264,836
                                                                        ===========                     ============

     Classified as:
           Current Liability                                            $        -0-                     $        -0-
           Noncurrent Liability                                             261,102                          264,836
                                                                        -----------                      -----------
                                                                        $   261,102                      $   264,836
                                                                        ===========                      ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                        QUARTER ENDED                    QUARTER ENDED
                                                                           MARCH 31,                      DECEMBER 31,
                                                                             1998                            1997
                                                                        -------------                    -------------

Principal Components of Income Tax Expense
     Federal:
           Current
               Income tax paid                                          $        -0-                    $         -0-
               Carry-over of prepayment from
                  from prior year                                                -0-                          29,529
               Refund received for overpayment
                  from prior year                                                -0-                              -0-
                                                                        -----------                     ------------
                                                                        $        -0-                    $     29,529
     Federal Income Tax Payable                                             211,748                          178,752
               Carry-over to subsequent year                                     -0-                              -0-
                                                                        -----------                     ------------
                  Income tax for tax reporting
                  at statutory rate of 34%                              $   211,748                     $    208,281
           Deferred
               Adjustments for financial reporting:
                  Depreciation                                               (3,083)                             419
                  263A Uniform Capitalization Costs                              -0-                           7,382
                  Other                                                        (651)                            (718)
                                                                        -----------                     ------------
                  Provision for federal income tax                      $   208,014                     $    215,364
                                                                        ===========                     ============






                                                            Page #11 of 22 Pages

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

(2)       Capitalization

               To become a Handy Hardware Member-Dealer, an independent hardware dealer must enter into a Subscription Agreement with the Company for the purchase of ten shares of Handy Hardware Class A Common Stock, $100 par value per share or ten shares of Preferred Stock for any additional store, with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share and Preferred Stock, $100 par value per share. Class B Common Stock and Preferred Stock are purchased to a formula based upon total purchases of merchandise by the Member-Dealer from the Company, which determines the "Desired Stock Ownership" for each Member-Dealer. The minimum Desired Stock Ownership is $10,000.

               Each Member-Dealer receives from the Company a semimonthly statement of Total Purchases made during the covered billing period and additional charge ("Purchase Funds") of 2 percent of warehouse purchases until the Member-Dealer's Desired Stock Ownership is attained. (The Subscription Agreement entitles the Company to collect 2 percent of total purchases. Since May 1, 1983, however, the Board of Directors has determined to collect 2 percent of warehouse purchases only.) On a monthly basis, the Company reviews the amount of unexpended Purchase Funds being held for each Member-Dealer. If a Member-Dealer has unexpended Purchase Funds of at least $2000, the Company applies such funds to the purchase of ten shares of Class B Common Stock and ten shares of Preferred Stock at $100 per share.

(3)       Transferability

               Holders of Class A Common Stock may not sell those shares to a third party without first offering to sell them back to the Company. There are no specific restrictions on the transfer of the Company's Class B Common or Preferred Stock.


                                                            Page #12 of 22 Pages

(4)       Membership Termination

               Following written request, the Company will present to the Board of Directors a Member-Dealer's desire to have his stock repurchased and the Member-Dealer's Contract terminated. According to the current procedures established by the Board of Directors, a Member-Dealer's stock may be repurchased according to either of two options.

Option - I          The  Member-Dealer's  Class A Common Stock is repurchased at
                    $100 per share.  Any funds remaining in the Member- Dealer's
                    Purchase Fund Account will be returned at the dollar value of such account. Twenty percent or $3000, whichever is greater, of the total value of the Class B Common and Preferred Stock will be repurchased. The remaining value of the Class B Common and Preferred Stock is converted to a five-year interest bearing note. During the first four years, this note only pays interest. In the fifth year, both interest and principal are paid. The interest rate is determined by the Company's Board of Directors at the same time they approve the repurchase.

Option - II         Same as  Option I except  that  the  remaining  value of the
                    Class B Common and Preferred Stock is discounted 15 percent and reimbursed to the Member-Dealer immediately at the time of repurchase.

























                                                            Page #13 of 22 Pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS


     Strong economic growth and continuing strength in consumer confidence resulted in a steady increase in sales in the retail hardware industry. During the first quarter of 1998, total sales were 13.84 percent higher than during the same quarter in 1997 compared to a 0.6 percent increase in 1997 over 1996 and a
4.7 percent increase in 1996 over 1995. These factors have resulted in significant sales growth in most territories.

     Sales in the Arkansas sales territory increased 25 percent in the first quarter of 1998 over the same 1997 period while sales in the Victoria, San Antonio, Corpus Christi and Rio Grande Valley area grew by 20 percent. The Houston territory increased sales by 19 percent. Southern Louisiana had sales growth of 16 percent, the Austin, Brenham and Central Texas area had sales growth of 14 percent and the Oklahoma territory had an 11 percent increase in sales. Sales in the Baton Rouge, New Orleans and Gulf Coast East territory increased by 5 percent, which moderate sales growth was a result of a personnel change in that territory. The North Texas, Dallas and Fort Worth area continues to feel the pressure from retail warehouses which continues to erode the market share of independent hardware stores. As a result, sales in this territory declined 1 percent.

























                                                            Page #14 of 22 Pages

Sales. The following table compares the Company's sales during the first quarter of 1998 to sales during the same period of 1997, by sales territory:

                                                          First Quarter                                 First Quarter
                                                             1998                                           1997
                                   ----------------------------------------------------         -----------------------------
                                                           % Increase
                                                            in Sales
                                                           From First             % of                                  % of
                                                           Quarter                Total                                 Total
Sales Territory                       Sales                   1997                Sales           Sales                 Sales
---------------                       -----                ----------             -----           -----                ------

Houston Area                       $ 9,608,176                19%                 25.5%        $ 8,095,412              24.5%

Victoria, San Antonio,
Corpus Christi &
Rio Grande Valley Area*              7,277,112                20%                 19.4%          6,069,127              18.3%

North Texas, Dallas
& Fort Worth Area                    4,942,941                -1%                 13.1%          4,974,812              15.0%

Austin, Brenham &
Central Texas Area                   4,585,611                14%                 12.2%          4,022,002              12.2%

Southern Louisiana Area              4,317,114                16%                 11.5%          3,707,440              11.2%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                         3,055,331                 5%                  8.1%          2,915,450               8.8%

Arkansas Area                        1,596,382                25%                  4.2%          1,278,168               3.9%

Oklahoma Area                        2,249,885                11%                  6.0%          2,022,666               6.1%
                                   -----------                                    ----         -----------             -----

                    Totals:        $37,632,552 (1)                               100.0%        $33,085,077             100.0%
                                   ===========                                   =====         ===========             =====

------------------------------------------------------
* Includes sales to Mexico, Central America and Saudi Arabia dealers

(1) Total does not include sales to dealers who were no longer Member-Dealers at end of period.















                                                            Page #15 of 22 Pages

     Net Material Costs and Rebates. Net material costs for the first quarter of 1998 were $34,122,126 compared to $29,542,472 for the same period in 1997. Net material costs for the first quarter increased 15.5 percent over the first quarter of 1997 which is higher than the 13.8 percent increase in sales for the same period. Net material costs as a percentage of sales were 90.5 percent in the first quarter of 1998 as compared to 89.2 percent for the same period in 1997. The slight percentage increase of net material costs as a percentage of sales in the first quarter of 1998 over the same period of 1997 was the result of an increase in the number of inventory items sold at a lower gross margin. Sales with a markup ranging from 0 to 2 percent increased from $13,919,330 in 1997 to $16,839,627 in 1998, an increase of 21.0 percent. In addition, material costs as a percentage of sales were negatively effected by a decline in purchase discounts of 7.5 percent (1998-$574,827 as compared to 1997-$621,813) and a 2.6 percent decrease in factory rebates (1998-$1,229,232 as compared to $1,262,875 in 1997) both of which were taken by the Company as a credit against material costs. Both purchase discounts and factory rebates were lower in the first quarter of 1998 due to the timing of the Company's spring trade show that was held later in the first quarter of 1998 than in the same 1997 period. Further, in order to promote sales of lumber and building materials, the Company is foregoing its manufacturer's purchase discount by passing on the discount to its Member-Dealers.

     Payroll Costs. Payroll costs during the quarter ended March 31, 1998, increased to $1,631,093 from $1,526,874 for the same period in 1997. This increase of 6.8 percent resulted primarily from regular salary increases. Payroll costs for the first quarter of 1998 constituted 4.3 percent of net sales, compared to 4.6 percent for the first quarter of 1997. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity as sales and expenses have grown.

     Other Operating Costs. During the first quarter of 1998, other operating costs increased $50,766 (3.2%) compared to the same quarter of 1997, but remained relatively the same as a percentage of sales. First quarter 1998 operating expenses were $1,614,563 (4.3% of sales) as compared to $1,563,797 of these expenses for the same period of 1997 (4.7% of sales).

     Other operating costs include a wide variety of expenses related to the Company. The largest components of other operating costs in the first quarter of 1998 were $526,603 of employee expenses (representing an increase of $56,600 or 12.0 percent over 1997 levels), $393,113 of delivery expenses (representing a decrease of $96,364 or 19.7 percent over 1997 levels) and $212,857 of warehouse expenses (representing an increase of $9,796 or 4.8 percent from 1997 levels).








                                                            Page #16 of 22 Pages

     Net Earnings and Earnings Per Share. While net sales for the first quarter of 1998 increased $4,584,713 (13.8%) and net material costs increased $4,579,654 (15.5%) from the first quarter in 1997, gross margin was approximately equal to 1997 levels. As a result of a flat gross margin and increased payroll and operating expenses, pretax net earnings decreased 3.7 percent from $619,794 for the first quarter of 1997 to $596,813 in the same 1998 period, while after-tax net earnings also decreased by 3.9 percent. Net earnings in the first quarter of 1997 decreased primarily due to two factors. First, the Company generated a smaller percentage of purchase discounts and rebates during first quarter of 1998 than in the corresponding period in 1997 due to the timing of the spring trade show. Secondly, there was an increase in sales with markups of 0 to 2 percent.

     The Company's earnings per share decreased 19.9 percent in the first quarter of 1998 as compared to the same period of 1997. This decrease was due to a decrease in net earnings in the first quarter of 1998 and an increase in the dividend accrued on preferred stock during the same period. Dividends accrued in the first quarter of 1998 represented a larger percentage of 1998 net earnings than dividends accrued in the first quarter of 1997.

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

     While net earnings in the first quarter of 1998 followed traditional seasonality trends, the first quarters of 1997 and 1996 deviated from the norm. Purchase discount and factory rebate credits increased $332,512 and $199,335, respectively, in these periods from the corresponding period in the previous years. This timing difference resulted in a higher than usual first quarter net earnings in these years.









                                                            Page #17 of 22 Pages

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity
---------

     During the period ending March 31, 1998, Handy Hardware improved its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, and software to better meet the needs of its Member-Dealers.

     Cash Flow. During the first three months of 1998 there was a net increase for the period of $2,758,877 in the Company's cash and cash equivalents as compared to an increase of $2,240,152 for the same period of 1997.

     Cash flow from operating activities for the first three months of 1998 was $3,251,143 as compared to $3,061,043 in the same three month period of 1997. Net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities, (ii) payment terms available to the Company from its suppliers,
(iii) payment terms offered by the Company to its Member-Dealers and (iv) the state of the regional economy.

     The variance between cash flow from operating activities in the first three months of 1998 as compared to the same period in 1997 consisted principally of the following difference which had a positive effect on cash flows (i) a $10,175,084 increase in accounts payable in 1998 as compared to a $7,347,972 increase in 1997. The positive effects on cash flow in the first three months of 1998 were offset by the following negative effects: (i) a $4,919,575 increase in accounts receivable in 1998 as compared to a $2,852,343 increase in 1997, (ii) an increase in inventory of $2,176,516 in 1998 as compared to a $1,860,571 increase in inventory in 1997, (iii) a $81,011 decrease in other assets in 1998 compared to a $158,751 decrease in 1997 and (iv) a $654,013 decrease in other liabilities in 1998 as compared to a $501,992 decrease in 1997.

     Inventory increased $2,176,516 in the first three months of 1998 from the beginning of the year. The increase was more significant than the increase of $1,860,571 during the same 1997 period. In the first three months of 1998 the Company continued to expand its inventory to meet Member-Dealer demand.

     Accounts receivable and accounts payable increased during the first three months of 1998, again, more significantly than during the same period of 1997 due to a timing difference in the recognition and payment of receivables and payables generated from the Company's spring trade show. The Company's spring trade show was held later in the first quarter of 1998 as compared to 1997, with payments on receivables and payables consequently deferred to a later period.

     In the first three months of 1998, the Company expended a net amount of $92,524 to purchase fixed assets, which is on par with the $105,706 expended in the same period of 1997.




                                                            Page #18 of 22 Pages

     In the first three months of 1998, $399,742 was used for financing activities, which was substantially lower than the $715,185 used in the first three months of 1997. The use of cash in the 1998 period consisted principally of (i) payment of a larger preferred stock dividend in the first quarter of 1998 ($682,368 as compared to $620,812 in 1997), and (ii) an increase in the repurchase of Company stock ($189,800 in 1998 vs. $52,800 in 1997). These increases in the uses of cash were offset by (i) an increase in Notes
Payable-Stock ($129,840 in 1998 as compared to zero in 1997) and (ii) an increase in the proceeds from the issuance of stock ($385,186 in 1998 vs. $349,349 in 1997).

     In August 1996, Texas Commerce Bank ("the Bank") extended to the Company an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date at an interest rate of prime minus one and one-half percent (1.5%) or, at the Company's option, the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). Prior to that date the Bank extended the Company a 2 million revolving line of credit at the prime interest rate published by the Bank. The new line of credit was used to retire the Company's mortgage ($2,449,898) with the Bank in 1996 and may also be used for working capital and other financing needs of the Company. In April 1997 the maturity date on the line of credit was extended to April 30, 1999. On March 31, 1998, there was no outstanding balance on the line of credit.

     Working Capital. The Company's continuing ability to generate cash to meet its needs for funding its activities is highlighted by comparing three key liquidity measures shown in the following table:


                                 MARCH 31,   DECEMBER 31,      MARCH 31,
                                   1998          1997            1997

Working Capital                  $9,284,639   $9,115,930      $8,061,072
Current Ratio                    1.4 to 1     1.6 to 1        1.4 to 1
       (Current Assets to
       Current Liabilities)
Long-term Debt as Percentage
       of Capitalization            6.4          5.6             9.8


     Working capital has been principally generated from the sale of stock and cash provided from operations.

     During the remainder of 1998, Handy Hardware expects to further expand its existing customer base in Oklahoma and Arkansas. The Company will finance this expansion with receipts from the sale of stock to new and current Member-Dealers and with anticipated increased revenues from sales to Member-Dealers in Oklahoma and Arkansas.

     In the first three months of 1998, the Company maintained a 95.8 percent service level (the measure of the Company's ability to met Member-Dealers' orders out of current stock) as compared to a service level of 95.1 percent




                                                            Page #19 of 22 Pages
for the same period of 1997. This increase in service level is the result of an adequate amount of storage for inventory available since the warehouse expansion project was completed. Inventory turnover was 6.1 times during the first three months of 1998 and 6.0 times for the first three months of 1997. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory, continued high service level, and increased warehouse sales.

Capital Resources
-----------------

     In the three month periods ending March 31, 1998, and March 31, 1997, the Company's investment in capital assets (net of dispositions) was $92,524 and $105,706, respectively. Approximately 45.1 percent ($41,705) of the amount expended in the first three months of 1998 was used to purchase warehouse equipment, 37.3 percent ($34,517) was used to upgrade the Company's fleet of automobiles and 17.0 percent ($15,720) was used to purchase computer hardware and software and order entry terminals. By comparison, 73.1 percent ($77,306) of the amount expended in the first three months of 1997 was used to upgrade computer hardware equipment and software, 24.7 percent ($26,070) was used to upgrade warehouse equipment and 2.2 percent ($2,330) was used to purchase office equipment.

     Significant outlays of cash equivalents foreseen by the Company for the remainder of the year include the payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: the purchase of warehouse equipment ($310,000), computer equipment ($385,000), office equipment ($25,000), automobile fleet ($25,000) and building improvements ($50,000).

     The Company's cash position of $3,882,719 at March 31, 1998, is anticipated to be sufficient to fund all planned capital expenditures.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.



















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

Item 2.      Changes in Securities and Use of Proceeds - None

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




                                   HANDY HARDWARE WHOLESALE, INC.



                                   /s/ James D. Tipton
                                   --------------------------------------------
                                   JAMES D. TIPTON
                                   President
                                   (Chief Executive Officer)



                                   /s/ Tina S. Kirbie
                                   --------------------------------------------
                                   TINA S. KIRBIE
                                   Senior Vice President, Finance
                                   Secretary and Treasurer
                                   (Chief Financial and Accounting Officer)





Date
    ---------------------





















                                                            Page #22 of 22 Pages