Form 10-Q
period 1998-06-30
HANDY HARDWARE WHOLESALE INC
filed 1998-08-14
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                    of 1934.

                  For the quarterly period ended June 30, 1998.

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

                   Yes     X                          No
                          ---

The number of shares outstanding of each of the Registrant's classes of common stock as of June 30, 1998, was 8630 shares of Class A Common Stock, $100 par value, and 52,415 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX


PART      I       Financial Information                                 Page No.

         Item 1.       Financial Statements

                       Condensed Balance Sheet June 30, 1998
                         and December 31, 1997.......................... 4  -  5

                       Condensed Statement of Earnings - Six Months
                         Ended June 30, 1998 and 1997...................       6

                       Condensed Statement of Cash Flows - Six Months
                         Ended June 30, 1998 and 1997...................       7

                       Notes to Condensed Financial Statements..........  8 - 13

         Item 2.       Management's Discussion & Analysis of Financial
                         Condition and Results of Operations............ 14 - 20

         Item 3.       Quantitative Disclosures About Market Risk.......      20

PART     II       Other Information

         Item 1.       Legal Proceedings                                      21

         Items 2.-3.   None                                                   21

         Item 4.       Submission of Matters to a Vote of Security Holders    21

         Items 5.-6.   None                                                   21

         Signatures                                                           22

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                                           JUNE 30,               DECEMBER 31,
                                                                            1998                      1997
                                                                           --------               ------------

ASSETS

CURRENT ASSETS
 Cash                                                                   $ 1,393,140               $ 1,123,842
 Accounts Receivable, net of                                             10,854,069                10,032,045
         subscriptions receivable in
         the amount of $64,032 for 1998
         and $43,451 for 1997
      Notes Receivable (Note 3)                                               7,974                     5,394
      Inventory                                                          13,775,899                13,395,947
 Other Current Assets                                                       233,476                   264,280
                                                                        -----------               -----------
                                                                        $26,264,558               $24,821,508
                                                                        -----------               -----------
PROPERTY, PLANT AND EQUIPMENT (Note 2)
 At Cost Less Accumulated Depreciation
      of $4,537,080 (1998) and $4,148,927 (1997)                        $ 9,304,593               $ 9,408,768
                                                                        -----------               -----------

OTHER ASSETS
      Notes Receivable (Note 3)                                         $   125,971               $   120,513
      Deferred Compensation Funded                                          284,901                   284,901
 Other Noncurrent Assets                                                     11,462                    71,596
                                                                        -----------               -----------
                                                                        $   422,334               $   477,010
                                                                        -----------               -----------
TOTAL ASSETS                                                            $35,991,485               $34,707,286
                                                                        ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes Payable-Stock (Note 4)                                           $    15,600               $     7,000
 Notes Payable-Capital Leases                                                47,266                    52,488
 Accounts Payable-Trade                                                  15,180,873                14,550,157
 Other Current Liabilities                                                1,365,523                 1,050,680
 Federal Income Taxes Payable(Note 5)                                           -0-                    45,253
                                                                        -----------               -----------
                                                                        $16,609,262               $15,705,578
                                                                        -----------               -----------
NONCURRENT LIABILITIES
 Notes Payable-Stock(Note 4)                                            $   429,310               $   223,750
 Notes Payable-Capital Leases                                               101,539                   125,172
 Notes Payable-Vendor                                                       125,234                   117,196
 Deferred Compensation Payable                                              284,901                   284,901
 Deferred Income Taxes Payable (Note 5)                                     268,818                   264,836
                                                                        -----------               -----------
                                                                        $ 1,209,802               $ 1,015,855
                                                                        -----------               -----------

TOTAL LIABILITIES                                                       $17,819,064               $16,721,433
                                                                       -----------               -----------


The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                                           JUNE 30,               DECEMBER 31,
                                                                            1998                      1997
                                                                           --------               ------------


STOCKHOLDERS' EQUITY
    Common Stock, Class A,
       authorized 20,000 shares, $100
       par value per share, issued
       8,850 & 8,680 shares                                             $   885,000               $   868,000
    Common Stock, Class B,
       authorized 100,000 shares, $100
       par value per share, issued
       54,153 & 52,513 shares                                             5,415,300                 5,251,300
    Common Stock, Class B
       Subscribed 6,123.14 & 4,361.35
       shares                                                               612,314                   436,135
          Less Subscription Receivable                                      (32,016)                  (21,725)
    Preferred Stock 13% Cumulative,
       authorized 100,000 shares, $100
       par value per share, issued
       56,771.75 & 55,001.75 shares                                       5,677,175                 5,500,175
    Preferred Stock, Subscribed
       6,123.14 & 4,361.35                                                  612,314                   436,135
          Less Subscription Receivable                                      (32,016)                  (21,726)
    Paid in Surplus                                                         317,761                   314,731
                                                                        -----------               -----------
                                                                        $13,455,832               $12,763,025

    Less: Cost of Treasury Stock
       1,878 & -0- shares                                                   379,600                       -0-
                                                                        -----------              ------------
                                                                        $13,076,232               $12,763,025

  Retained Earnings                                                       5,096,189                 5,222,828
                                                                        -----------               -----------
     Total Stockholders' Equity                                         $18,172,421               $17,985,853
                                                                        -----------               -----------
   TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                                                 $35,991,485               $34,707,286
                                                                        ===========               ===========








The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                         CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                QUARTER                                     SIX MONTHS
                                             ENDED JUNE 30,                                ENDED JUNE 30,
                                     -----------------------------                  --------------------------
                                      1998                     1997                    1998                  1997
                                      ----                     ----                    ----                  ----
EARNINGS
        Net Sales                  $35,351,671             $30,150,047             $73,056,024           $63,269,687
        Sundry Income                  153,582                 176,854                 419,479               319,726
                                   -----------             -----------             -----------           -----------
TOTAL EARNINGS                     $35,505,253             $30,326,901             $73,475,503           $63,589,413
                                   -----------             -----------             -----------           -----------

EXPENSE
        Net Mat'l. Costs           $31,327,724             $26,298,716             $65,449,850           $55,841,188
        Payroll Costs                1,704,982               1,560,846               3,336,075             3,087,720
        Other Operating
           Costs                     2,201,543               1,945,721               3,816,106             3,509,518
        Interest Expense                 7,034                  12,671                  12,689                22,246
                                   -----------             -----------             -----------           -----------
TOTAL EXPENSE                      $35,241,283             $29,817,954             $72,614,720           $62,460,672
                                   -----------             -----------             -----------           -----------

NET EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                         $   263,970             $   508,947             $   860,783           $ 1,128,741
                                   -----------             -----------             -----------           -----------


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5)                    (97,040)               (180,019)               (305,054)             (395,383)
------------------                 -----------             ------------            -----------           -----------

NET EARNINGS                       $   166,930             $   328,928             $   555,729           $   733,358


LESS ACCRUED
DIVIDENDS ON
PREFERRED STOCK                       (170,592)               (155,203)               (341,184)             (310,406)
                                   -----------             -----------             -----------           -----------

NET EARNINGS
APPLICABLE
TO COMMON
STOCKHOLDERS                       $    (3,662)            $   173,725             $   214,545           $   422,952
                                   ===========             ===========             ===========           ===========

NET EARNINGS PER
SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                   $     (0.05)            $      2.81             $      3.24           $      6.94
                                   ===========             ===========             ===========           ===========








The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                     ------------------------------------------
                                                                           1998                          1997
                                                                           ----                          ----

CASH FLOWS FROM OPERATING ACTIVITY
    Net Earnings                                                     $    555,729                  $    733,358
                                                                     ------------                  ------------
    Adjustments to Reconcile Net
         Earnings to Net Cash Provided by
         Operating Activities:
               Depreciation                                          $    425,189                  $    439,459
               Increase in Deferred Income Tax                              3,982                        16,576

    Changes in Assets and Liabilities
       (Increase) Decrease in Accounts Receivable                    $   (822,024)                 $    178,366
       Increase in Notes Receivable                                        (8,038)                       (9,918)
       Increase in Inventory                                             (379,952)                     (585,256)
       Decrease in Other Assets                                            90,938                       177,205
       Increase in Notes Payable - Vendor                                   8,038                         9,918
       Increase in Accounts Payable                                       630,716                       917,679
       Increase in Other Liabilities                                      314,843                       139,640
       Decrease in Federal Income Taxes Payable                           (45,253)                      (67,741)
                                                                     ------------                  ------------

             TOTAL ADJUSTMENTS                                       $    218,439                  $  1,215,928
                                                                     ------------                  ------------
             NET CASH PROVIDED BY
             OPERATING ACTIVITIES                                    $    774,168                  $  1,949,286
                                                                     ------------                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                                          $   (321,014)                 $   (330,942)
       Disposition of Fixed Assets                                            -0-                           -0-
                                                                     ------------                  ------------
             NET CASH USED FOR
             INVESTING ACTIVITIES                                    $   (321,014)                 $   (330,942)
                                                                     ------------                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in Notes Payable-Stock                                $    214,160                  $      9,200
      Decrease in Notes Payable-Capital Lease                             (28,855)                      (15,764)
      Increase in Subscription Receivable                                 (20,581)                       (8,645)
      Proceeds From Issuance of Stock                                     713,388                       664,054
      Purchase of Treasury Stock                                         (379,600)                     (187,800)
      Dividends Paid                                                     (682,368)                     (620,812)
                                                                     ------------                  ------------
            NET CASH USED FOR FINANCING
            ACTIVITIES                                               $   (183,856)                 $   (934,737)
                                                                     ------------                  ------------

NET INCREASE IN
CASH AND CASH EQUIVALENTS                                            $    269,298                  $    683,607

CASH & CASH EQUIVALENTS AT BEGINNING                                    1,123,842                     1,224,327
OF PERIOD                                                            ------------                  ------------

CASH & CASH EQUIVALENTS AT END OF
PERIOD                                                               $  1,393,140                  $  1,907,934
                                                                     ============                  ============

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS

    Interest Expense Paid                                            $     12,689                  $     22,246
    Income Taxes Paid                                                     315,693                       402,032



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

(3)       Net Earnings Per Share:

          Net earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:


                                                QUARTER ENDED                  SIX MONTHS ENDED
                                                   JUNE 30,                        JUNE 30,
                                               1998          1997            1998              1997
                                               ----          ----            ----              ----

Calculation of Net Earnings Per Share
      of Common Stock

      Net Earnings                          $ 166,930     $ 328,928       $ 555,729         $ 733,358
      Less: Accrued Dividends
              on Preferred Stock             (170,592)     (155,203)       (341,184)         (310,406)
                                            ---------     ---------       ---------         ---------
                                            $  (3,662)    $ 173,725       $ 214,545         $ 422,952

      Weighted Average
          Shares of Common Stock
          (Class A & Class B)
          outstanding                          66,657        61,832          66,296            60,969
      Net Earnings Per Share
      of Common Stock                       $   (0.05     $    2.81       $    3.24         $    6.94
                                            =========     =========       =========         =========

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

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed
          Balance Sheet for the six months ended June 30, 1998, contained herein, therefore, are net of dividends actually paid during the first quarter of 1998 in the amount of $682,368.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:

                                                                    JUNE 30,                   DECEMBER 31,
                                                                     1998                         1997
                                                                 -----------                   -----------
Land                                                             $ 2,027,797                   $ 2,027,797
Building & Improvements                                            7,816,772                     7,752,216
Furniture, Computer, Warehouse                                     3,544,930                     3,341,692
Transportation Equipment                                             452,174                       435,990
                                                                 -----------                   -----------
                                                                 $13,841,673                   $13,557,695

Less:  Accumulated Depreciation                                   (4,537,080)                   (4,148,927)
                                                                 -----------                   -----------
                                                                 $ 9,304,593                   $ 9,408,768
                                                                 ===========                   ===========

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

Notes Receivable are classified as follows:

                                            CURRENT PORTION                     NONCURRENT PORTION
                                        JUNE 30,      DEC. 31,                 JUNE 30,     DEC. 31,
                                          1998          1997                     1998        1997
                                        -------       -------                  -------      -------
Deferred Agreement                      $   -0-        $    -0-                $125,234     $117,196
Steve R. Allen, Stejuan-C.L. Inc.         7,974          5,394                      737        3,317
                                        ------         -------                 --------     ---------
                                        $ 7,974        $ 5,394                 $125,971     $120,513
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

Notes payable - stock are classified as follows:

                                            CURRENT PORTION                      NONCURRENT PORTION
                                        JUNE 30,      DEC. 31,                  JUNE 30,     DEC. 31,
                                          1998          1997                     1998        1997
                                        -------       -------                  --------      -------
                                        $15,600        $ 7,000                 $429,310     $223,750


Principal payments due over the next five years are as follows:
                                                           1998     $  7,000
                                                           1999       26,750
                                                           2000      107,200
                                                           2001       57,000
                                                           2002       32,800
                                                                     -------
                                                                    $230,750

NOTE 5 - INCOME TAXES

The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method.

                                                              QUARTER ENDED                       YEAR ENDED
                                                                 JUNE 30,                        DECEMBER 31,
                                                                   1998                               1997
                                                              -------------                      -----------
Excess of tax over book depreciation                          $ 1,294,816                       $  1,298,079

Allowance for Bad Debt                                             (7,195)                            (7,195)

Inventory - Ending inventory adjustment
    for tax recognition of Sec. 263A
    Uniform Capitalization Costs                                 (269,013)                          (288,788)

Deferred Compensation                                            (227,967)                          (223,165)
                                                              -----------                        -----------

    Total                                                     $   790,641                       $    778,931
    Statutory Tax Rate                                                 34%                                34%
                                                              -----------                       ------------
    Cumulative Deferred Income Tax Payable                    $   268,818                       $    264,836
                                                              ===========                       ============

    Classified as:
         Current Liability                                    $        -0-                      $         -0-
         Noncurrent Liability                                     268,818                            264,836
                                                              -----------                       ------------
                                                              $   268,818                       $    264,836
                                                              ============                       ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:


                                                              QUARTER ENDED                       YEAR ENDED
                                                                 JUNE 30,                        DECEMBER 31,
                                                                   1998                               1997
                                                              -------------                      -----------
Principal Components of Income Tax Expense
    Federal:
         Current
            Income tax paid                                   $   315,693                       $    377,273
            Carry-over of prepayment from
                prior year                                             -0-                            24,759
            Refund received for overpayment
                from prior year                                        -0-                                -0-
                                                              -----------                       ------------
                                                              $   315,693                       $    402,032

            Federal Income Tax Payable (Receivable)               (14,621)                           (23,225)

            Carry-over to subsequent year                              -0-                                -0-
                                                              -----------                       ------------
                Income tax for tax reporting
                at statutory rate of 34%                      $   301,072                       $    378,807
          Deferred
            Adjustments for financial reporting:
                Depreciation                                       (1,109)                             3,511
                263A Uniform Capitalization Costs                   6,724                             14,765
                Other                                              (1,633)                            (1,700)
                                                              -----------                        -----------
            Provisions for federal income tax                 $   305,054                       $    395,383
                                                              ===========                       ============

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Strong economic growth and continuing strength in consumer confidence resulted in a steady increase in sales in the retail hardware industry. During the second quarter of 1998, the Company's total sales were 17.3 percent higher than during the same quarter in 1997, as compared to a 5.4 percent increase in 1997 over 1996 and a 3.5 percent increase in 1996 over 1995. For the first six months for each of these periods, sales increased by 15.5 percent, 2.8 percent and 4.1 percent, respectively. These factors have resulted in significant sales growth in most territories. Sales in the Arkansas sales territory increased 20 percent in the first six months of 1998 over the same 1997 period while sales in the Victoria, San Antonio, Corpus Christ and Rio Grande Valley area grew by 23 percent. The Houston territory increased sales by 22 percent. Southern Louisiana had sales growth of 21 percent, the Austin, Brenham and Central Texas area had sales growth of 13 percent and the Oklahoma territory had a 15 percent increase in sales. Sales in the Baton Rouge, New Orleans and Gulf Coast East territory increased by 6 percent, which moderate sales growth was a result of a personnel change in that territory. The North Texas, Dallas and Fort Worth area continues to feel the pressure from retail warehouses which continues to erode the market share of independent hardware stores. As a result, sales in this territory increased moderately by 5 percent.

     Sales The following table compares the Company's sales during the first six months of 1998 to sales during the same period of 1997, by sales territory:

                                                   Six Months                                Six Months
                                                     1998                                       1997
                                          --------------------------              ---------------------------
                                                          % Increase
                                                            in Sales
                                                            From Six               % of                                      % of
                                                             Month                Total                                     Total
Sales Territory                               Sales          1997                 Sales              Sales                   Sales
---------------                               -----          ----                 -----              -----                  -----

Houston Area                              $19,427,149         22%                 26.5%           $15,952,748               25.3%

Victoria, San Antonio,
Corpus Christ & Rio Grande
Valley Area*                               13,611,210         23%                 18.5%            11,070,793               17.6%

North Texas, Dallas
& Fort Worth Area                               9,899          5%                 13.5%             9,402,717               14.9%

Austin, Brenham & Central
Texas Area                                  8,542,344         13%                 11.6%             7,558,861               12.0%

Southern Louisiana Area                     8,759,685         21%                 11.9%             7,228,656               11.5%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                                6,069,377          6%                  8.3%             5,748,167                9.1%

Arkansas Area                               2,779,272         20%                  3.8%             2,320,582                3.8%

Oklahoma Area                               4,329,013         15%                  5.9%             3,763,747                5.8%
                                          -----------                             ----            -----------

         Totals:                          $73,417,250 (1)                        100.0%           $63,046,271              100.0%
                                          ============                           ======           ===========             ======

----------------------------------
* Includes sales to Mexico,  Central America and Saudi Arabia Dealers
(1) Total does not include sales to dealers who were no longer Member-Dealers at end of period.

          Net Material Costs and Rebates. Net material costs for the second quarter and first six months of 1998 were $31,327,724 and $65,449,850, respectively, compared to $26,298,716 and $55,841,188, respectively, for the same periods in 1997. Net material costs for the second quarter and first six months of 1998 increased 19.1 percent and 17.2 percent, respectively, over the same periods in 1997. Net material costs as a percentage of sales were 88.5 percent in the second quarter of 1998 as compared to 87.2 percent for the same period in 1997, while for the first six months of 1998 and 1997 net material costs as a percentage of sales were 89.6 percent and 88.3 percent, respectively. The increase of net material costs as a percentage of sales in the second quarter and first six months of 1998 over the same period of 1997 was the result of an increase in the number of inventory items sold at a lower gross margin. Sales with no markup increased from $8,846,454 during the second quarter of 1997 to $11,591,392, while these sales for the first six months of 1997 and 1998 were $20,569,808 and $25,755,416, respectively. In addition, net material costs as a percentage of sales were negatively effected by a decrease in factory rebates which was taken by the Company as a credit against material costs in both the second quarter and first half of 1998. Second quarter rebates declined $234,351 or 17.5 percent (1998 - $1,102,142 vs. 1997 -
     $1,336,493)  while  rebates for the first six months  declined  $267,994 or
     10.3 percent (1998 - $2,331,375  vs. 1997 -  $2,599,369).  The  significant decline in 1998 rebate income was a result of a change in the timing of the PRO Hardware rebates. In the second quarter of 1997 PRO Hardware decreased the time period between receiving a manufacturer's rebate and its distribution to the Company. In order to achieve its goal, PRO Hardware made additional rebate payments in the second quarter of 1997. PRO Hardware rebates received in the second quarter of 1997 were $574,960 as compared to $301,835 received in the same 1998 period. For the first six months of 1997 and 1998, the PRO Hardware rebates were $820,954 and $578,387 respectively. Further, in order to promote sales of lumber and building materials, the Company is foregoing its manufacturer's purchase discount by passing on the discount to its Member-Dealers.

          Payroll Costs. Payroll costs during the second quarter and six months ended June 30, 1998, were $1,704,982 and $3,336,075 respectively, as compared to $1,560,846 and $3,087,720 for the same period in 1997. Payroll expense for the second quarter and first six months of 1998 increased 9.2 percent and 8.0 percent, respectively. This increase was the result of higher than usual salary increases made necessary by the tight labor market and an increase in overtime payroll, resulting from increased sales demands from Member-Dealers.

          Payroll costs for the second quarter of 1998 constituted 4.8 percent of both net sales and total expenses, compared to 5.2 percent for the same quarter in 1997. Payroll costs accounted for 4.6 percent of both sales and total expenses for the first six months of 1998 as compared to 4.9 percent for the same period in 1997. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity as sales and expenses have grown.

          Other Operating Costs. During the second quarter and for the first six months of 1998 other operating costs increased 13.1 percent and 8.7 percent, respectively, compared to the same periods in 1997. Other operating expenses for the second quarter of 1998 were $2,201,543 (6.2% of sales) as compared to $1,945,721 (6.5% of sales) for the same period in 1997. For the six-month period ending June 30, 1998, other operating expenses were $3,816,106 (5.2% of sales) as compared to $3,509,518 of these expenses for the same period in 1997 (5.5% of sales).

          Other operating costs include a wide variety of expenses related to the Company. The largest components of other operating costs in the second quarter and first six months of 1998 were $576,915 and $1,103,518, respectively, of employee expenses (representing an increase of 7.9 percent and 9.3 percent over 1997 levels), $559,195 and $952,308, respectively, of delivery expenses (representing an increase of 26.6 percent and 2.3 percent over 1997 levels) and $260,550 and $473,407, respectively, of warehouse expenses (representing a decrease of 25.1 percent and 15.1 percent from 1997 levels).

     Net Earnings and Net Earnings Per Share. While net sales for the second quarter and first six months of 1998 increased $5,201,624 (17.3%) and $9,786,337 (15.5%) from the corresponding periods in 1997, gross margin increased by $172,616 (4.5%) for the second quarter and $177,675 (2.4%) for the first six months of 1998 over the same 1997 periods. As a result of only a slight increase in gross margin and more significant increases in payroll and operating expenses, pretax net earnings decreased 48.1 percent in the second quarter, from $508,947 for the second quarter of 1997 to $263,970 in the same 1998 period, while net earnings decreased 49.3 percent. Further, pretax net earnings for the first six months of 1998 decreased 23.7 percent, from $1,128,741 for the first six months of 1997 to $860,783 during the same 1998 period. Net earnings decreased 24.2 percent. Net earnings in the second quarter and first six months of 1998 decreased primarily due to two factors. First, the change in PRO Hardware's rebate payment schedule, as previously discussed. Secondly, there was an increase in sales with no markup.

     The Company's net earnings per share decreased almost threefold in the second quarter of 1998 and 53.3% in the first six months of 1998 as compared to the same periods of 1997. This decrease was due to an decrease in net earnings in the second quarter and the first half of 1998, as well as an increase in the dividend accrued on preferred stock during the same periods. Dividends accrued in both the second quarter and first six months of 1998 represented a larger percentage of 1998 net earnings than dividends accrued in the first quarter of 1997.

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

     Conversely, second quarter 1998 net earnings deviated from traditional seasonality trends due to the tight labor market which caused significant increases in payroll and other employee benefits as well as increases in sales with no markup.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Liquidity. During the period ending June 30, 1998, Handy Hardware maintained its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, and software to better meet the needs of its Member-Dealers.

     Cash Flow. During the first six months of 1998 there was a net increase for the period of $269,298 in the Company's cash and cash equivalents as compared to an increase of $683,607 for the same period of 1997.

     Cash flow from operating activities for the first six months of 1998 was $774,168 as compared to $1,949,286 in the same six month period of 1997. Net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities, (ii) payment terms available to the Company from its suppliers,
(iii) payment terms offered by the Company to its Member-Dealers and (iv) the state of the regional economy.

     The variance between cash flow from operating activities in the first six months of 1998 as compared to the same period in 1997 consisted principally of the following differences which had a positive effect on cash flows (i) a $379,952 increase in inventory in 1998 as compared to a $585,256 increase in 1997 and (ii) a $314,843 increase in other liabilities in 1998 as compared to a $139,640 increase in 1997. The positive effects on cash flow in the first six months of 1998 were offset by the following negative effects: (i) a $822,024 increase in accounts receivable in 1998 as compared to a $178,366 decrease in 1997, (ii) an increase in accounts payable of $630,716 in 1998 as compared to a $917,679 increase in accounts payable in 1997 and (iii) a $90,938 decrease in other assets in 1998 compared to a $177,205 decrease in 1997.

     While inventory increased $379,952 in the first six months of 1998 from the beginning of the year, the increase was not as significant as the increase of $585,256 during the same 1997 period. In the first six months of 1998, while the Company continued to expand its inventory to meet Member-Dealer demand, the expansion was not as significant as in the same period of 1997.

     Accounts payable increased during the first six months of 1998, but again, not as significantly as during the same period of 1997. This factor was mostly the result of (i) a smaller increase in inventory and (ii) a timing difference in the recognition of payables.

     The increase in accounts receivable as compared to a decrease in the same 1997 period was due to an increase in demand because of a strong economy and high consumer confidence.

     In the first six months of 1998, the Company expended a net amount of $321,014 to purchase fixed assets, which is on par with the $330,942 expended in the same period in 1997.

     In the first six months of 1998, $183,856 was used for financing activities, which was substantially lower than the $934,737 used in the first six months of 1997. The use of cash in the 1998 period consisted principally of
(i)a larger preferred stock dividend payment in the first quarter of 1998 ($682,368 in 1998 as compared to $620,812 in 1997) and (ii) an increase in the repurchase of Company stock ($379,600 in 1998 vs.$187,800 in 1997). These increases in the uses of cash were offset by (i) an increase in Notes Payable Stock ($214,610 in 1998 compared to $9,200 in 1997) and (ii) an increase in the proceeds from the issuance of stock ($713,388 in 1998 vs. $664,054 in 1997).

     In August 1996, Texas Commerce Bank ("the Bank") extended to the Company an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date at an interest rate of prime minus one and one-half percent (l.5%) or, at the Company's option, the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). Prior to that date the Bank extended the Company a $2 million revolving line of credit at the prime interest rate published by the Bank. The new line of credit was used to retire the Company's mortgage ($2,449,898) with the Bank in 1996 and may also be used for working capital and other financing needs of the Company. In April 1997 the maturity date on the line of credit was extended to April 30, 1999. On June 30, 1998, there was no outstanding balance on the line of credit.

     Working Capital. The Company's continuing ability to generate cash to meet its needs for funding its activities is highlighted by comparing three key liquidity measures shown in the following table:

                                                 JUNE 30,              DECEMBER 31,               JUNE 30,
                                                  1998                     1997                    1997
                                                 -------               -----------                -------

                  Working Capital              $9,655,296               $9,115,930             $8,159,709
                  Current Ratio                1.6 to 1                 1.6 to 1               1.5 to 1
                      (Current Assets to
                       Current Liabilities)
                  Long-term Debt as Percentage
                      of Capitalization        6.7                      5.6                    7.1

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

     In the first six months of 1998, the Company maintained a 95.3 percent service level (the measure of the Company's ability to meet Member-Dealers' orders out of current stock) as compared to a service level of 95.8 percent for the same period of 1997. This slight decrease in service level is the result of short supplies of garden hoses and sprinklers during the unusual hot and dry weather experienced in the second quarter of 1998. Inventory turnover was 6.1 times during the first three months of both 1998 and 1997. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory, continued high service level, and increased warehouse sales.

     Capital Resources. In the first six month periods ending June 30, 1998, and June 30, 1997, the Company's investment in capital assets (net of dispositions) was $321,014 and $330,942, respectively. Approximately 48.2 percent ($154,761) of the amount expended in the first six months of 1998 was used to purchase warehouse equipment, 20.1 percent ($64,555) was used for building improvements including plans for a future warehouse expansion, 16.6 percent ($53,221) was used to upgrade the Company's fleet of automobiles, 13.0 percent ($41,848) was used to purchase computer hardware and software and order entry terminals and
2.1 percent ($6,629) was used to purchase office furniture and equipment. By comparison, 38.6 percent ($127,744) of the amount expended in the first six months of 1997 was used to upgrade computer hardware equipment and software,
29.3 percent ($96,923) was used to upgrade the Company's catalog and purchase office equipment, 19.9 percent ($65,848) was used to upgrade warehouse equipment, 6.5 percent ($21,470) was used to purchase a Company automobile, 3.3 percent ($10,801) was paid for building construction and 2.4 percent ($8,156) was paid for future warehouse expansion plans.

     Significant outlays of cash or cash equivalents foreseen by the Company for the remainder of the year include the payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: the purchase of warehouse equipment ($250,000), computer equipment ($220,000), office equipment ($25,000), and building improvements ($50,000).

     The Company's cash position of $1,393,140 at June 30, 1998, is anticipated to be sufficient to fund all planned capital expenditures.

                     QUANTITATIVE & QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS


Not Applicable

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings -

     In August 1997, a Handy Hardware truck struck two passenger vehicles in a multi- vehicle accident in Harris County, Texas. Two lawsuits have been filed in the District Court of Harris County, Texas, arising out of the accident, one a wrongful death action by the parents of two women killed in the accident, and one a case for damages related to disabling injuries to a third person in the same accident. This latter case has been settled with insurance proceeds of $6.5 million. It is anticipated that the remaining case will be mediated and that any liability will be covered by the Company's insurance.

Item 2.         Changes in Securities and Use of Proceeds - None

Item 3.         Defaults Upon Senior Securities - None

Item 4.         Submission of Matters to a Vote of Security Holders -

     At the Annual Shareholder Meeting held on May 13, 1998, Weldon Bailey, Samuel J. Dyson and Jimmy T. Pate were elected to serve as Directors of the Company for three-year terms. James D. Tipton, President of the Company, was elected to serve a one-year term. The other Directors continuing to serve are:
Norman Bering, Susie Bracht-Black, Virgil Cox, Robert Eilers, Richard Lubke and Leroy Welborn.



                                  No. of Votes          No. of Votes            Nominee
Nominees for Directors               For                  Against                Abstain               Approval
Weldon Bailey                        4750                  40                    -0-                     Yes
Samuel J. Dyson                      4750                  40                    -0-                     Yes
Jimmy T. Pate                        4750                  40                    -0-                     Yes
James D. Tipton                      4740                  50                    -0-                     Yes


Item 5.         Other Information - None

Item 6.         Exhibits & Reports on Form 8-K - None

Item 7.         Signatures

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HANDY HARDWARE WHOLESALE, INC.



                                        ----------------------------------------
                                        JAMES D. TIPTON
                                        President
                                        (Chief Executive Officer)






                                        ---------------------------------------
                                        TINA S. KIRBIE
                                        Senior Vice President, Finance
                                        Secretary and Treasurer
                                        (Chief Financial and Accounting Officer)






         Date
              ---------------