Form 10-Q
period 1998-09-30
HANDY HARDWARE WHOLESALE INC
filed 1998-11-13
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                    of 1934.

               For the quarterly period ended September 30, 1998.

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

                           Yes     [X]                          No

The number of shares outstanding of each of the Registrant's classes of common stock as of September 30, 1998, was 8980 shares of Class A Common Stock, $100 par value, and 54,885 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.


                                                          INDEX



PART      I       Financial Information                                Page No.

         Item     1.       Financial Statements

                      Condensed Balance Sheet September 30, 1998
                           and December 31, 1997......................... 3 -  4

                      Condensed Statement of Earnings - Nine Months
                           Ended September 30, 1998 and 1997...................5

                      Condensed Statement of Cash Flows - Nine Months
                           Ended September 30, 1998 and 1997...................6

                      Notes to Condensed Financial Statements.............7 - 13

         Item     2.       Management's Discussion & Analysis of Financial
                           Condition and Results of Operations ..........14 - 21

         Item     3.       Quantitative and Qualitative Disclosures about
                           Market Risk......................................None


PART     II       Other Information

         Items    1.       Legal Proceedings                                  22

         Item     2.-6.     None                                              22


         Signatures                                                           23

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                                           SEPTEMBER 30,                  DECEMBER 31,
                                                                               1998                           1997
                                                                           ------------                   -----------
ASSETS

CURRENT ASSETS
   Cash                                                                     $   918,250                    $ 1,123,842
   Accounts Receivable, net of                                               14,423,360                     10,032,045
      subscriptions receivable in
      the amount of $76,202 for 1998
      and $43,451 for 1997
   Notes Receivable (Note 3)                                                     15,627                          5,394
   Inventory                                                                 16,163,855                     13,395,947
   Other Current Assets                                                         431,455                        264,280
                                                                            -----------                    -----------
                                                                            $31,952,547                    $24,821,508
                                                                            -----------                    -----------
PROPERTY, PLANT AND EQUIPMENT (Note 2)
   At Cost Less Accumulated Depreciation
      of $4,789,255 (1998) and $4,148,927 (1997)                            $ 9,513,407                    $ 9,408,768
                                                                            -----------                    -----------

OTHER ASSETS
   Notes Receivable (Note 3)                                                $   133,605                    $   120,513
   Deferred Compensation Funded                                                 284,901                        284,901
   Other Noncurrent Assets                                                          -0-                         71,596
                                                                            -----------                    -----------
                                                                            $   418,506                    $   477,010
                                                                            -----------                    -----------
TOTAL ASSETS                                                                $41,884,460                    $34,707,286
                                                                            ===========                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes Payable-Stock (Note 4)                                             $    19,600                    $     7,000
   Notes Payable-Capital Leases                                                  63,134                         52,488
   Accounts Payable-Trade                                                    21,660,404                     14,550,157
   Other Current Liabilities                                                    589,608                      1,050,680
   Current Deferred Income Taxes Payable (Note 5)                                   866                            -0-
   Federal Income Taxes Payable (Note 5)                                            -0-                         45,253
                                                                            -----------                    -----------
                                                                            $22,333,612                    $15,705,578
                                                                            -----------                    -----------

NONCURRENT LIABILITIES
   Notes Payable-Stock (Note 4)                                             $   521,430                    $   223,750
   Notes Payable-Capital Lease                                                   73,854                        125,172
   Notes Payable-Vendor                                                         121,972                        117,196
   Deferred Compensation Payable                                                284,901                        284,901
 Deferred Income Taxes Payable (Note 5)                                         274,153                        264,836
                                                                            -----------                    -----------
                                                                            $ 1,276,310                    $ 1,015,855
                                                                            -----------                    -----------

TOTAL LIABILITIES                                                           $23,609,922                    $16,721,433
                                                                            -----------                    -----------




The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                                           SEPTEMBER 30,                  DECEMBER 31,
                                                                               1998                           1997
                                                                           ------------                   -----------


STOCKHOLDERS' EQUITY
    Common Stock, Class A,
       authorized 20,000 shares, $100
       par value per share, issued
       9,350 & 8,680 shares                                                 $   935,000                    $   868,000
    Common Stock, Class B,
       authorized 100,000 shares, $100
       par value per share, issued
       57,553 & 52,513 shares                                                 5,755,300                      5,251,300
    Common Stock, Class B
       Subscribed 4,408.99 & 4,361.35
       shares                                                                   440,899                        436,135
          Less Subscription Receivable                                          (38,101)                       (21,725)
    Preferred Stock 13% Cumulative, authorized 100,000 shares,
       100 par value per share, issued 60,361.75 &
       55,001.75 shares                                                       6,036,175                      5,500,175
    Preferred Stock, Subscribed
       4,408.99 & 4,361.35                                                      440,899                        436,135
          Less Subscription Receivable                                          (38,101)                       (21,726)
    Paid in Surplus                                                             323,419                        314,731
                                                                            -----------                    -----------
                                                                            $13,855,490                    $12,763,025

    Less: Cost of Treasury Stock
       5,873 & -0- shares                                                      (587,300)                          (-0-)
                                                                            -----------                    -----------
                                                                            $13,268,190                    $12,763,025

  Retained Earnings                                                           5,006,348                      5,222,828
                                                                            -----------                    -----------
     Total Stockholders' Equity                                             $18,274,538                    $17,985,853
                                                                            -----------                    -----------
   TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                                                     $41,884,460                    $34,707,286
                                                                            ===========                    ===========


The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                         CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                QUARTER                                 NINE MONTHS
                                             ENDED SEPT.30,                             ENDED SEPT.30,
                                             -------------                              -------------
                                     1998                     1997                  1998                  1997
                                     ----                     ----                  ----                  ----
EARNINGS
        Net Sales               $39,642,425               $32,300,755           $112,698,449          $95,570,442
        Sundry Income               167,405                   184,550                586,884              504,276
                                -----------               -----------           ------------          -----------
TOTAL EARNINGS                  $39,809,830               $32,485,305           $113,285,333          $96,074,718
                                -----------               -----------           ------------           ----------

EXPENSE
        Net Mat'l. Costs        $36,248,066               $29,069,986           $101,697,916          $84,911,174
        Payroll Costs             1,821,775                 1,605,160              5,157,850            4,692,880
        Other Operating
           Costs                  1,857,306                 1,606,569              5,673,412            5,116,087
        Interest Expense              8,743                     7,441                 21,432               29,687
                                -----------               -----------           ------------          -----------
TOTAL EXPENSE                   $39,935,890               $32,289,156           $112,550,610          $94,749,828
                                -----------               -----------           ------------          -----------

NET EARNINGS (LOSS) BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                      $  (126,060)              $   196,149           $    734,723          $ 1,324,890
                                -----------               -----------           ------------          -----------

PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5)                  36,219                   (72,081)              (268,835)            (467,464)
                                -----------               -----------           ------------          -----------

NET EARNINGS (LOSS)             $   (89,841)              $   124,068           $    465,888          $   857,426


LESS ACCRUAL FOR
DIVIDENDS ON
PREFERRED STOCK                    (170,592)                 (155,203)              (511,776)            (465,609)
                                -----------               -----------           ------------          -----------

NET EARNINGS (LOSS)
APPLICABLE
TO COMMON
STOCKHOLDERS                    $  (260,433)              $  (31, 135)          $    (45,888)         $   391,817
                                ===========               ===========           ============          ===========

NET EARNINGS (LOSS)
PER SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                $     (3.86)              $     (0.49)          $      (0.69)         $      6.38
                                ===========               ===========           ============          ===========



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED SEPT. 30,
                                                                                         1998                     1997
                                                                                         ----                     ----
CASH FLOWS FROM OPERATING ACTIVITY
    Net Earnings                                                                     $    465,888             $    857,426
                                                                                     ------------             ------------
       Adjustments to Reconcile Net
         Earnings to Net Cash Provided by
         Operating Activities:
               Depreciation                                                          $    677,365             $    680,648
               Increase in Deferred Income Tax                                             10,183                   23,251

    Changes in Assets and Liabilities
       Increase in Accounts Receivable                                               $ (4,391,315)            $ (1,862,655)
       (Increase) Decrease in Notes Receivable                                            (23,325)                 (18,877)
       Increase in Inventory                                                           (2,767,908)              (2,765,512)
       (Increase) Decrease in Other Assets                                                (95,579)                 105,141
       Increase in Notes Payable - Vendor                                                   4,776                    9,918
       Increase in Accounts Payable                                                     7,110,247                5,680,734
       Increase (Decrease) in Other Liabilities                                          (461,072)                 201,589
       Decrease in Federal Income Taxes Payable                                           (45,253)                 (67,741)
                                                                                     ------------             ------------

             TOTAL ADJUSTMENTS                                                       $     18,119             $  1,986,496
                                                                                     ------------             ------------
             NET CASH PROVIDED BY
             OPERATING ACTIVITIES                                                    $    484,007             $  2,843,922
                                                                                     ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                                                          $   (782,004)            $   (513,131)
       Disposition of Fixed Assets                                                            -0-                      -0-
                                                                                     ------------             ------------
             NET CASH USED FOR
             INVESTING ACTIVITIES                                                    $   (782,004)            $   (513,131)
                                                                                     -------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (Decrease) in Note Payable-Line of Credit                             $        -0-             $ (1,307,470)
      Increase in Notes Payable-Stock                                                     310,280                    9,200
      Increase (Decrease) in Notes Payable-Capital Lease                                  (40,672)                  38,089
      Increase in Subscription Receivable                                                 (32,751)                 (27,745)
      Proceeds From Issuance of Stock                                                   1,125,216                1,044,153
      Purchase of Treasury Stock                                                         (587,300)                (250,200)
      Dividends Paid                                                                     (682,368)                (620,812)
                                                                                     ------------             ------------
            NET CASH PROVIDED BY (USED FOR)
            FINANCING ACTIVITIES                                                     $     92,405             $ (1,114,785)
                                                                                     ------------             ------------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                                            $   (205,592)            $  1,216,006


CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                               1,123,842                1,224,327
                                                                                     ------------             ------------
CASH & CASH EQUIVALENTS AT END OF
PERIOD                                                                               $    918,250             $  2,440,333
                                                                                     ============             ============


ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS

    Interest Expense Paid                                                            $     21,432             $     29,687
    Income Taxes Paid                                                                $    425,792             $    492,896


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

(3)       Net Earnings Per Share:

          Net earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                  QUARTER ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                               1998           1997           1998              1997
                                               ----           ----           -----             -----

Calculation of Net Earnings Per Share
      of Common Stock

      Net Earnings                          $ (89,841)     $ 124,068       $ 465,888         $ 857,426
      Less: Accrued Dividends
              on Preferred Stock             (170,592)      (155,203)       (511,776)         (465,609)
                                            ---------      ---------       ---------         ---------
                                            $(260,433)     $ (31,135)      $ (45,888)        $ 391,817
      Weighted Average
          Shares of Common Stock
          (Class A & Class B)
          outstanding                          67,479         63,214          66,527            61,422
      Net Earnings Per Share
      of Common Stock                       $   (3.86)     $   (0.49)      $   (0.69)        $    6.38
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

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the nine months ended September 30, 1998, contained herein, therefore, are net of dividends actually paid during the first quarter of 1998 in the amount of $682,368.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:
                                    SEPTEMBER 30,                 DECEMBER 31,
                                        1998                          1997
                                    ------------                   -----------
Land                                $ 2,027,797                    $ 2,027,797
Building & Improvements               7,889,897                      7,752,216
Furniture, Computer, Warehouse        3,910,097                      3,341,692
Transportation Equipment                474,871                        435,990
                                    -----------                     ----------
                                    $14,302,662                    $13,557,695

Less:  Accumulated Depreciation      (4,789,255)                    (4,148,927)
                                    -----------                    -----------
                                    $ 9,513,407                    $ 9,408,768
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

Notes Receivable are classified as follows:

                                            CURRENT PORTION                      NONCURRENT PORTION
                                        SEPT. 30       DEC. 31                 SEPT. 30,     DEC. 31,
                                          1998          1997                     1998        1997
                                        --------       -------                 --------      -------
Installment Sale Agreement              $ 7,079        $   -0-                 $ 11,633     $    -0-
Deferred Agreement                          -0-            -0-                  121,972      117,196
Steve R. Allen, Stejuan-C.L. Inc.         8,548          5,394                      -0-        3,317
                                        $15,627        $ 5,394                 $133,605     $120,513
                                        =======        =======                 ========     ========


NOTE 4 - NOTES PAYABLE - STOCK

The five-year, interest bearing notes payable-stock reflects amounts due from the Company to former Member-Dealers for the Company's repurchase of shares of Company stock owned by these former Member-Dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 6.0% to 7.0%.

Notes payable - stock are classified as follows:

                                            CURRENT PORTION                      NONCURRENT PORTION
                                        SEPT. 30,      DEC. 31,                  SEPT. 30,    DEC. 31,
                                          1998          1997                       1998         1997
                                        --------       -------                   ---------     ------
                                        $19,600        $ 7,000                    $521,430     $223,750

Principal payments due over the next five years are as follows:

                                       1998                         $    -0-
                                       1999                         $ 26,750
                                       2000                         $107,200
                                       2001                         $ 57,000
                                       2002                         $ 32,800
                                                                    --------
                                                                    $223,750

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - INCOME TAXES

The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method.

                                                              QUARTER ENDED             YEAR ENDED
                                                              SEPTEMBER 30,            DECEMBER 31,
                                                                  1998                    1997
                                                              -------------            ----------
Excess of tax over book depreciation                          $1,308,368               $1,298,079

Allowance for bad debt                                            (7,195)                  (7,195)

Inventory - Ending inventory adjustment
    for tax recognition of Sec. 263A
    Uniform Capitalization Costs                                (259,126)                (288,788)

Deferred Compensation                                           (233,165)                (223,165)
                                                              ----------               ----------

    Total                                                     $  808,882               $  778,931
    Statutory Tax Rate                                                34%                      34%
                                                              ----------               ----------
    Cumulative Deferred Income Tax Payable                    $  275,019               $  264,836
                                                              ==========               ==========

    Classified as:
         Current Liability                                    $      866               $      -0-
         Noncurrent Liability                                    274,153                  264,836
                                                              ----------               ----------
                                                              $  275,019               $  264,836
                                                              ==========               ==========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                       NINE MONTHS                  NINE MONTHS
                                                                          ENDED                        ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                          1998                          1997
                                                                       -------------               -------------

Principal Components of Income Tax Expense
    Federal:
         Current
            Income tax paid                                            $ 425,792                  $  377,273
            Carry-over of prepayment from
                prior year                                                   -0-                      24,759
            Refund received for overpayment
                from prior year                                              -0-                          -0-
                                                                       ---------                  ----------
                                                                       $ 425,792                  $  402,032

            Federal Income Tax Payable (Receivable)                     (167,140)                    (23,225)

            Carry-over to subsequent year                                    -0-                         -0-
                                                                       ---------                  ----------
                Income tax for tax reporting
                at statutory rate of 34%                               $ 258,652                  $  378,807
          Deferred
            Adjustments for financial reporting:
                Depreciation                                               3,498                       3,511
                263A Uniform Capitalization Costs                         10,085                      14,765
                Other                                                     (3,400)                     (1,700)
                                                                       ---------                    --------
            Provisions for federal income tax                          $ 268,835                  $  395,383
                                                                       =========                  ==========







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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Strong economic growth and continuing strength in consumer confidence resulted in a steady increase in sales in the retail hardware industry. During the third quarter of 1998, the Company's total sales were 22.6 percent higher than during the same quarter in 1997, as compared to an 11.2 percent increase in 1997 over 1996. For the first nine months for each of these periods, sales increased 17.9 percent and 5.5 percent. These factors have resulted in significant sales growth in most territories. Reviewing the trend of sales in the first nine months of 1998 compared to sales in the same period of 1997 by each sales territory, sales in the Arkansas territory increased 15 percent while sales in the Victoria, San Antonio, Corpus Christi and Rio Grande Valley area grew by 26 percent. The Houston territory increased sales by 21 percent. Southern Louisiana had sales increases of 22 percent, the Austin, Brenham and Central Texas area had sales growth of 11 percent and the Oklahoma territory had a 20 percent increase in sales. Sales in the Baton Rouge, New Orleans and Gulf Coast East territory increased by 5 percent, which moderate sales growth was a result of a personnel change in that territory. The North Texas, Dallas and Fort Worth area continues to feel the pressure from retail warehouses which continues to erode the market share of independent hardware stores. As a result, sales in this territory increased moderately by 7 percent.

Sales The following table compares the Company's sales during the first nine months of 1998 to sales during the same period of 1997, by sales territory:

                                                                  Nine Months Ended                   Nine Months Ended
                                                                  September 30, 1998                September 30,  1997
                                                                --------------------               -----------------------
                                                                % Increase
                                                                  in Sales
                                                                 from Nine         % of                                 % of
                                                                   Months         Total                                Total
Sales Territory                             Sales                   1997          Sales              Sales             Sales
---------------                             -----                   ----          -----              -----             -----
Houston Area                             $ 29,463,893                21%          26.5%           $24,361,747          25.6%

Victoria, San Antonio,
Corpus Christ & Rio Grande
Valley Area*                               21,091,098                26%          18.9%            16,692,845          17.5%

North Texas, Dallas
& Fort Worth Area                          15,078,790                 7%          13.5%            14,132,505          14.9%

Austin, Brenham & Central
Texas Area                                 12,897,120                11%          11.6%            11,592,229          12.2%

Southern Louisiana Area                    13,345,966                22%          12.0%            10,927,715          11.5%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                                8,823,943                 5%           7.9%             8,368,442           8.8%

Arkansas Area                               4,045,615                15%           3.6%             3,522,020           3.7%

Oklahoma Area                               6,691,173                20%           6.0%             5,568,395           5.8%
                                            ---------                ---          -----            -----------          -----

Totals:                                  $111,437,598 (1)                        100.0%           $95,165,898         100.0%
                                         ============                            ======           ===========         ======

----------------------------------

 *      Includes sales to Mexico and Central America dealers
(1) Total does not include sales to dealers who were no longer Member-Dealers at end of period.

     Net Material Costs and Rebates. Net material costs for the third quarter and first nine months of 1998 were $36,248,066 and $101,697,916, respectively, compared to $29,069,986 and $84,911,174, respectively, for the same periods in 1997. Net material costs for the third quarter and the first nine months of 1998 increased 24.7 percent and 19.8 percent, respectively over the same periods in 1997. Net material costs as a percentage of sales were 91.4 percent in the third quarter of 1998 as compared to 90.9 percent for the same period in 1997, while for the first nine months of 1998 and 1997 net material costs as a percentage of sales were 90.2 percent and 88.8 percent, respectively. The increase of net material costs as a percentage of sales in the third quarter and first nine months of 1998 over the same periods of 1997 was the result of an increase in the number of inventory items sold at a lower gross margin. Sales with no markup increased from $10,353,580 during the third quarter of 1997 to $15,077,474, while these sales for the first nine months of 1997 and 1998 were $30,923,388 and $40,832,890, respectively. In addition, net material costs as a percentage of sales were negatively affected by a decrease in factory rebates which were taken by the Company as a credit against material costs in both the third quarter and first nine months of 1998. Third quarter rebates declined $8,042 or
0.8 percent (1998 - $954,266 vs. 1997 - $962,308) while rebates for the first nine months declined $276,036 or 7.7 percent (1998 - $3,285,641 vs. 1997 -
$3,561,677). The significant decline in 1998 rebate income was a result of a change in the timing of the PRO Hardware rebates. In the second quarter of 1997 PRO Hardware decreased the time period between receiving a manufacturer's rebate and its distribution to the Company, resulting in a higher than usual quarterly rebate accrual. In order to achieve its goal, PRO Hardware made additional rebate payments in the second quarter of 1997. PRO Hardware rebates received in the second quarter of 1998 were $301,835 as compared to $574,960 received in the same 1997 period. For the first nine months of 1998 and 1997, the PRO Hardware rebates were $802,833 and $1,113,759 respectively. Further, in order to promote sales of lumber and building materials, the Company is foregoing its manufacturer's purchase discount by passing on the discount to its Member-Dealers, resulting in lost income of approximately $76,000.

     Payroll Costs. Payroll costs during the third quarter and nine months ended September 30, 1998, were $1,821,775 and $5,157,850 respectively, as compared to $1,605,160 and $4,692,880 for the same periods in 1997. Payroll expense for the third quarter and first nine months of 1998 increased by 13.5 percent and 9.9 percent, respectively. This increase was the result of higher than usual salary increases made necessary by the tight labor market and an increase in overtime payroll, resulting from increased sales demands from Member-Dealers.

Payroll costs for the third quarter of 1998 constituted 4.6 percent of both net sales and total expenses, compared to 5.0 percent for the same quarter in 1997. Payroll costs accounted for a 4.6 percent of both sales and total expenses for the first nine months of 1998 as compared to 4.9 percent for the same period in 1997. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity as sales and expenses have grown.

     Other Operating Costs. During the third quarter and for the first nine months of 1998 other operating costs increased 15.6 percent and 10.9 percent, respectively, compared to the same periods in 1997. Other operating expenses for the third quarter of 1998 were $1,857,306 (4.7% of sales) as compared to $1,606,569 (5.0% of sales) for the same period in 1997. For the nine-month period ending September 30, 1998, other operating expenses were $5,673,412 (5.0% of sales) as compared to $5,116,087 of these expenses for the same period in 1997 (5.4% of sales).

Other operating costs include a wide variety of expenses related to the Company. The largest components of other operating costs in the third quarter and first nine months of 1998 were $559,420 and $1,662,938, respectively, of employee expenses (representing a decrease of 10.2 percent and an increase of 1.9 percent over 1997 levels during the same respective periods), $554,323 and $1,506,631 respectively, of delivery expenses (representing an increase of 60.2 percent and 11.2 percent over 1997 levels during the same respective periods) and $343,154 and $816,561, respectively, of warehouse expenses (representing an increase of 29.0 percent and 28.1 percent from 1997 levels during the same respective periods).

     Net Earnings and Net Earnings Per Share. While net sales for the third quarter and first nine months of 1998 increased $7,341,670 (22.6%) and $17,128,007 (17.9%) from the corresponding periods in 1997, gross margin increased by $163,590 (5.1%) for the third quarter and $341,265 (3.2%) for the first nine months of 1998 over the same 1997 periods. As a result of only a slight increase in gross margin and more significant increases in payroll and operating expenses, pretax net earnings decreased 164.3 percent, from $196,149 for the third quarter of 1997 to a loss of $126,060 in the same 1998 period, while net earnings decreased 172.4 percent when comparing the 1998 third quarter to that of 1997. Further, pretax net earnings for the first nine months of 1998 decreased 44.5 percent, from $1,324,890 for the first nine months of 1997 to $734,723 during the same 1998 period. Net earnings decreased 84.0 percent for the same periods. Net earnings in the third quarter and first nine months of 1998 decreased primarily due to three factors. First, the change in PRO Hardware's rebate payment schedule, as previously discussed, resulted in higher than usual quarterly rebate accrued in the second quarter of 1997. Secondly, there was an increase in sales with no markup, and thirdly, the timing of the Company's fall trade show which was held earlier in the third quarter of 1998 and resulted in a significant increase in sales sold with no markup.

The Company's net earnings per share decreased almost ninefold in the third quarter of 1998 and over 100% in the first nine months of 1998 as compared to the same periods of 1997. This decrease was due to an decrease in net earnings in the third quarter and the first nine months of 1998, as well as an increase in the dividend accrued on preferred stock during the same periods. Dividends accrued in both the second quarter and first nine months of 1998 represented a larger percentage of 1998 net earnings than dividends accrued in the same periods of 1997.

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

Conversely, both second quarter 1998 net earnings and third quarter 1998 net earnings deviated from traditional seasonality trends due to the tight labor market which caused significant increases in payroll and other employee benefits as well as increases in sales with no markup.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Liquidity. During the period ending September 30, 1998, Handy Hardware maintained its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, and software to better meet the needs of its Member-Dealers.

     Cash Flow. During the first nine months of 1998 there was a net decrease for the period of $205,592 in the Company's cash and cash equivalents as compared to an increase of $1,216,006 for the same period of 1997.

Cash flow from operating activities for the first nine months of 1998 was $484,007 as compared to $2,843,922 in the same nine month period of 1997. Net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities, (ii) payment terms available to the Company from its suppliers,
(iii) payment terms offered by the Company to its Member-Dealers and (iv) the state of the regional economy.

The variance between cash flow from operating activities in the first nine months of 1998 as compared to the same period in 1997 consisted principally of the following difference which had a positive effect on cash flows (i) a $7,110,247 increase in accounts payable in 1998 as compared to a $5,680,734 increase in 1997. The positive effects on cash flow in the first nine months of 1998 were offset by the following negative effects: (i) a $4,391,315 increase in accounts receivable in 1998 as compared to a $1,862,655 increase in 1997, (ii) net earnings of $465,888 in 1998 as compared to $857,426 in 1997 and (iii) a $461,072 decrease in other liabilities in 1998 compared to a $201,589 increase in 1997.

Accounts payable increased during the first nine months of 1998, more significantly than during the same period of 1997. This factor was mostly the result of the timing of the Company's fall trade show which was held earlier in the third quarter of 1998 as compared to the 1997 fall trade show. As a result of purchases placed at the trade show, a greater number of payables were recognized in the third quarter of 1998.

Accounts receivable increased $4,391,315 in the first nine months of 1998 from the beginning of the year, which increase was more significant than the increase of $1,862,655 during the same 1997 period. The greater increase in accounts receivable during the first nine months of 1998 was again due to the timing of the Company's fall trade show as well as increased member-dealer demand because of a strong economy and high consumer confidence.

Other liabilities decreased during the first nine months of 1998 as compared to an increase during the same 1997 period. This, too, was the result of the fall trade show being held earlier in the third quarter of 1998 and thus the earlier payment of expenses generated from that show.

Net earnings in 1998, have been negatively impacted by a tight labor market forcing significant increases for contract labor to fill labor needs to meet member-dealer demands, a timing difference in the recognition of the PRO Hardware rebate, increased warehouse and delivery expenses arising from increased member-dealer demand for merchandise, and the timing of the fall trade show which increased the percentage of sales sold at no markup.

In the first nine months of 1998, the Company expended a net amount of $782,004 to purchase fixed assets, which is $268,873 (52.4%) higher than the $513,131 expended in the same period in 1997.

In the first nine months of 1998, $92,405 was provided by financing activities, as compared to $1,114,785 used in the first nine months of 1997. The use of cash in the1998 period consisted principally of (i) a larger preferred stock dividend payment in the first quarter of 1998 ($682,368 in 1998 as compared to $620,812 in 1997) and (ii) an increase in the repurchase of Company stock ($587,300 in 1998 vs. $250,200 in 1997). These increases in the uses of cash were offset by cash provided from (i) an increase in Notes Payable - Stock ($310,280 in 1998 compared to $9,200 in 1997) and (ii) an increase in the proceeds from the issuance of stock ($1,125,216 in 1998 vs. $1,044,153 in 1997).

In August 1996, Texas Commerce Bank ("the Bank") extended to the Company an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date at an interest rate of prime minus one and one-half percent (l.5%) or, at the Company's option, the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). Prior to that date the Bank extended the Company a $2 million revolving line of credit at the prime interest rate published by the Bank. The new line of credit was used to retire the Company's mortgage ($2,449,898) with the Bank in 1996 and may also be used for working capital and other financing needs of the Company. In April 1997 the maturity date on the line of credit was extended to April 30, 1999. On September 30, 1998, there was no outstanding balance on the line of credit.

     Working Capital. The Company's continuing ability to generate cash to meet its needs for funding its activities is highlighted by comparing three key liquidity measures shown in the following table:

                             SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
                                  1998             1997                1997
                                  ----             ----                ----
Working Capital                 $9,618,933       $9,115,930           $8,458,747
Current Ratio                   1.4 to 1         1.6 to 1             1.4 to 1
   (Current Assets to
    Current Liabilities)
Long-term Debt as Percentage
   of Capitalization            7.0              5.6                  5.9

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

In the first nine months of 1998, the Company maintained a 94.4 percent service level (the measure of the Company's ability to meet Member-Dealers' orders out of current stock) as compared to a service level of 95.1 percent for the same period of 1997. This slight decrease in service level is the result of short supplies of garden hoses and sprinklers during the unusual hot and dry weather experienced in the second and third quarters of 1998. Inventory turnover was 6.1 times during the first nine months of both 1998 and 1997. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory, continued high service level, and increased warehouse sales.

     Capital Resources. In the nine month periods ending September 30, 1998 and September 30, 1997, the Company's investment in capital assets (net of dispositions) was $782,004 and $513,131, respectively. Approximately 40.3 percent ($315,276) of the amount expended in the first nine months of 1998 was used to purchase computer equipment, which equipment is Year 2000 compliant,
31.5 percent ($246,500) was used for warehouse equipment, 17.6 percent ($137,680) was used for building improvements including plans for a future warehouse expansion, 9.7 percent ($75,917) was used to upgrade the Company's fleet of automobiles and 0.9 percent ($7,170) was used to purchase office furniture and equipment. By comparison, 34.4 percent ($176,615) of the amount expended in the first nine months of 1997 was used to upgrade computer hardware equipment and software, which are all Year 2000 compliant, 20.7 percent ($106,477) was used to upgrade the Company's catalog and purchase office equipment, 22.6 percent ($115,712) was used to upgrade warehouse equipment, 15.9 percent ($81,481) was used to purchase Company automobiles, and a 6.4 percent ($32,846) was paid for future warehouse expansion plans.


Significant outlays of cash or cash equivalents foreseen by the Company for the remainder of the year include the payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: the purchase of warehouse equipment ($220,000), computer equipment ($75,000), office equipment ($30,000), building improvements ($25,000) and a company automobile ($25,000).

In September, 1998 the Company entered into an earnest money contract with Catellus Development Corporation to purchase 29.96 acres of land located across the street from the current warehouse facility. The purchase price for the land is $0.90 per square foot ($1,305,157). The land will be used to relocate the Company's retention pond, provide additional parking facilities and allow for future expansion of our current warehouse facility. The closing on the purchase of the additional acreage is expected to take place in the first quarter of 1999. If consummated, it is likely that this project will be funded through third party financing.

The Company's cash position of $918,250 at September 30, 1998, is anticipated to be sufficient to fund all planned capital expenditures.

YEAR 2000. The Year 2000 issue relates to the possible problems associated with the inability of computer hardware and software to properly recognize the Year 2000. Hardware and software systems which only use a two-digit convention for keeping track of dates would improperly read "00" as representing the year 1900 instead of the Year 2000. Although the extent of the problem is not yet known, the ramifications of Year 2000 failures are expected to have a global impact.

The first phase of the Company's Year 2000 compliance program began in 1997 at which time we outsourced the upgrade of all mainframe software. The upgraded software has now been presented to our MIS department for testing. Estimates project that the testing should be completed by the end of the fourth quarter of 1998.

The second phase of the program is estimated to begin in the fourth quarter of 1998, at which time the Company will develop strategies, priorities and implementation plans, including costs and timelines for both information technology systems, non-information technology systems and third party relationships. This implementation phase will include contacting third parties with whom the Company maintains a material relationship, such as banks, suppliers, distributors and Member-Dealers to determine their status of Year 2000 compliance. This phase should be completed by the end of the first quarter of 1999.

The Company is vulnerable to both internal and external risks presented by the Year 2000 compliance issue. The internal risks include but are not limited to the following: unanticipated delays in completing the company's planned Year 2000 remediation, disruption of the Company's purchasing, receiving and inventory system, inability to deliver adequate quantities of inventory to Member-Dealers on a timely basis and disruption to our billing and payables systems. Further, there can be no assurance that third parties (governmental agencies, Member-Dealers, suppliers, financial institutions, utility companies, telecommunication service companies, etc.) who provide goods and services essential to the Company's business activities will not fail to appropriately address their Year 2000 issues, or will not themselves suffer a Year 2000 business disruption that could have a material adverse effect on the Company's business, financial condition or operating results.

The third phase which should begin during the first quarter of 1999 will be to continue to identify all material risk factors and develop contingency plans for each of these risks. This phase should be completed by the beginning of the second quarter of 1999.

As of September 30, 1998, the cost for implementing Year 2000 compliance is $219,000.

The Company has utilized, and will continue to utilize, both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings -

     In August 1997, a Handy Hardware truck struck two passenger vehicles in a multi vehicle accident in Harris County, Texas. To date four claims remain open and six claims have been closed. The closed claims include a $6.5 million settlement for damages related to disabling injuries. The open claims include a wrongful death action filed by the parents of two women killed in the accident and the injuries of two additional persons.

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






         Date:  November 15, 1998