Form 10-K
period 1998-12-31
HANDY HARDWARE WHOLESALE INC
filed 1999-03-29
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-15708

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

                                    Yes X                No
                                       ---                   ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or in any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant (computed by reference to the price at which the stock was sold) was $894,000 of February 28, 1999.

     The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 1999, was 9,030 shares of Class A Common Stock, $100 par value, and 56,459 shares of Class B Common Stock, $100 par value.

                       Documents Incorporated by Reference

        Document                                      Incorporated as to
        --------                                      ------------------

Notice and Proxy Statement for the             Part III, Items 10, 11, 12 and 13
Annual Meeting of Stockholders
to be held May 12, 1999

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

                                     PART II
Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters.............................................7
Item 6.     Selected Financial Data............................................8
Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................9
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk........13
Item 8.     Financial Statements and Supplementary Data.......................13
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................35

                                    PART III

Item 10.*   Directors and Executive Officers of the Registrant................35
Item 11.*   Executive Compensation............................................35
Item 12.*   Security Ownership of Certain Beneficial Owners and Management....35
Item 13.*   Certain Relationships and Related Transactions....................35

                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...35

---------------------------------
         * Included in the Company's proxy statement to be delivered to the Company's shareholders within 120 days following the Company's fiscal year end.

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, sales levels, the general condition of retail markets, levels of costs and margins, capital expenditures, liquidity, and competition. Such forward-looking statements generally are accompanied by words such as "plan," "budget," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company's financial results, levels of revenues, capital expenditures, and capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received for or demand for the Company's goods, amounts of goods sold for reduced or no mark-up, a need for additional labor or transportation costs for delivery of goods, requirements for capital; general economic conditions or specific conditions in the retail hardware business; weather conditions; competition; unanticipated events related to the Year 2000; as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements.

                                     PART I

Item 1.  Business

General Development of Business

     Handy Hardware Wholesale, Inc. ("Handy Hardware" or the "Company) was incorporated as a Texas corporation on January 6, 1961. Its principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061.

     Handy Hardware was formed by 13 independent hardware dealers in response to competitive pressure from larger businesses and chain discount stores. The purpose of the Company is to provide the warehouse facilities and centralized purchasing services that allow participating independent hardware dealers ("Member-Dealers") to compete more effectively in areas of price and service. Handy Hardware has grown from 13 Member-Dealers and sales of $150,000 in 1961 to 1,024 active Member-Dealers and sales of more than $146,000,000 in 1998. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

     Handy Hardware is currently engaged in the sale to its Member-Dealers of products used in retail hardware, lumber and home center stores as well as in plant nurseries, industrial and automotive stores. In addition, the Company offers advertising and other services to Member-Dealers. The Company utilizes a central warehouse and office facility located in Houston, Texas, and maintains a fleet of 40 trailers owned by the Company and 47 leased power units and trailers which are used for merchandise delivery. The Company offers merchandise to its Member-Dealers at its cost plus a markup charge, resulting generally in a lower price than an independent dealer can obtain on its own. Member- Dealers may buy merchandise from any source they desire, and Member-Dealers are not required to make any minimum levels of purchases from Handy Hardware. As of December 31, 1998, Handy Hardware's Member-Dealers were located in Texas, Louisiana,
Mississippi, Alabama, Florida, Oklahoma, Arkansas, Mexico and Central America. Information as to revenues, operating profit and identifiable assets of the Company's single industry segment is presented under "Item 6. Selected Financial Data."

Products and Distribution

     The Company buys merchandise from vendors in quantity lots, warehouses the merchandise and resells it in smaller lots to its Member-Dealers. During the Company's fiscal year ended December 31, 1998, 636 of the Company's Member-Dealers were located in Texas, 190 in Louisiana, 91 in Oklahoma, 60 in Arkansas, 16 in Alabama, 14 in Mississippi, 10 in Florida, 6 in Mexico and 1 in Central America. No individual Member-Dealer accounted for more than 2.5% of the sales of the Company during fiscal 1998. The loss of a single customer or several customers would not have a material adverse effect on the Company.

     Often Member-Dealers may desire to purchase products that are not warehoused by the Company. In this instance, Handy Hardware will, when requested, purchase the product from the vendor and have it shipped directly to the Member-Dealer. Direct shipments from the vendor to the Member-Dealer accounted for approximately 36% of Company sales during 1998, 33% in 1997 and 32% in 1996, while warehouse shipments accounted for approximately 64% of total net sales in 1998, 67% of total net sales in 1997 and 68% in 1996.

     The  Company's   total  sales   include  14  different   major  classes  of
merchandise. In 1998, 1997 and 1996, the Company's total sales and total warehouse sales were divided among classes of merchandise listed below.

                                                            Total Sales(1)              Warehouse Sales
Class of Merchandise                             1998       1997      1996        1998       1997        1996
--------------------                             ----       ----      ----        ----      -----        ----
Plumbing Supplies                                 17%        17%       18%         20%        20%         20%
General Hardware                                  12         13        14          12         13          13
Paint Sundries                                    11         12        12          14         14          14
Electrical Supplies                               11         12        12          14         14          14
Hand Tools                                         9         10        10           9          9           9
Lawn and Garden Products                           8          8         8          10         10          10
Paint                                              4          4         4           4          4           4
Building Materials                                11          6         5           2          2           2
Power Tools                                        5          5         5           2          2           3
Housewares & Related Supplies                      3          3         3           3          3           3
Fasteners                                          2          2         2           1          1           1
Automotive After Market                            2          2         2           3          2           2
Outdoor Products                                   1          2         1           2          2           1
Miscellaneous                                      4          4         4           4          4           4
                                                  --        ---       ---         ---        ---        ----
                                                 100%       100%      100%        100%       100%        100%
                                                 ===        ===       ===         ===        ===         ===
-----------

     These amounts include direct sales and warehouse sales. Total sales in 1998 generated from sales of store supplies, catalogs, office supplies, and special purchases from vendors of goods not part of the Company's regular inventory represented less than 0.40% of total sales.

     Warehouse sales normally carry a markup of 9%, excluding any purchase discounts and manufacturer's rebates. As an incentive to Member-Dealers to make direct sale purchases, since June 1, 1989, direct sales have been sold at the Company's cost with no markup, excluding purchase discounts and manufacturers' rebates. The Company maintains a list of price-sensitive, high volume items on which the markup is reduced from 9 percent to 2 or 4 percent. This program was developed in order to allow Handy Hardware Member-Dealers to become more competitive in the markets they serve. The price-sensitive items are reviewed every six months and additions and deletions are made based on Member-Dealer input and as the market dictates. Because the primary purpose of the Company is to provide its Member-Dealers with a low cost buying program, markups are kept as low as possible, although at a level sufficient to provide adequate capital to pay the expenses of the Company, improve the quality of services provided to the Member-Dealers and finance the increased inventory and warehouse capacity required to support the growth of the Company.

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

     In 1998 the Company maintained a 94.8 percent service level (the measure of the Company's ability to meet Member-Dealer orders out of current stock), as compared to service levels of 95.1 percent and 94.6 percent in 1997 and 1996, respectively. No policy of inventory shrinkage has been implemented or is planned.

Dealer Services and Advertising

     The Company employs a staff of eight full time account representatives who visit Member-Dealers to advise them on display techniques, record keeping, inventory control, promotional sales, advertising programs and other dealer-related services available to them by and through the Company.

     The Company has participated in newspaper advertising programs, and has assisted in the preparation and distribution of sales circulars utilized by Member-Dealers. The Company has a computerized circular program which allows the retail dealer to customize its own unique advertising circular utilizing its individual inventory and targeting its particular market. In addition, the system tracks available vendor cooperative funds, allowing the dealer to deduct such cooperative claims from the cost of the circular program. The Company estimates that approximately $889,239 was expended in 1998 for dealer advertising activities. These advertising costs were completely offset by contributory payments by participating Member-Dealers and cooperative advertising allowances by participating manufacturers.

Suppliers

     The Company purchases merchandise from various vendors, depending upon product specifications and Member-Dealer requirements. Approximately 1,400 vendors supplied merchandise to the Company during 1998. The Company has no significant long-term contract with any vendor. Most of the merchandise purchased by the Company is available from several vendors and manufacturers, and no single vendor or manufacturer accounted for more than 2.0% of the Company's total purchases during 1998. The Company has not in the past experienced any significant difficulties in obtaining merchandise and does not anticipate any such difficulty in the foreseeable future.

     The Company is a member of PRO Group, Inc., of Englewood, Colorado, an independent hardware merchandising group. PRO Group, Inc. is a merchandising organization with 45 wholesale hardware distributors as members. The size of the organization generally provides greater buying power than that of any individual member. The Company became a member of PRO Group, Inc. in order to take advantage of this buying power, which gives PRO Group, Inc. and its members access to potentially lower prices, bigger discounts, extended terms and other purchasing advantages. The Company may participate at its option in other benefits available to PRO Group, Inc. members, but is under no obligation to do so and currently does not participate in such benefits because they generally are already provided by the Company to its Member-Dealers.

     All of the Company's products are warranted to various levels by the manufacturers, whose warranties are passed on to the Member-Dealers. In addition, the Company maintains product liability insurance which the Company believes is sufficient to meet its needs.

Employees

     As of December 31, 1998, the Company had 261 full-time employees, of which 47 were in management positions and 214 in warehouse, office or delivery operations. Company employees are not represented by any labor unions. The Company believes its employee relations are satisfactory and it has experienced no work stoppage as a result of labor disputes.

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

Purchases of Class B Common Stock and Preferred Stock

     General. In approximately March of each fiscal year, the Company calculates the minimum desired level of stock ownership for each Member-Dealer ("Desired Stock Ownership"), based on (i) the dollar amount of Class A Common Stock, Class B Common Stock and Preferred Stock owned by the Member-Dealer as of December 31 of the preceding fiscal year ("Actual Stock Ownership") and (ii) the Member-Dealer's total purchases of merchandise from the Company during that preceding fiscal year ("Total Purchases"), as detailed below. The minimum Desired Stock Ownership for a Member-Dealer is $10,000. If the Member-Dealer's Actual Stock Ownership is less than his Desired Stock Ownership, then throughout the period from April 1 of the current fiscal year to March 31 of the following fiscal year, the Company will collect funds from the Member-Dealer for the purchase of additional Class B Common Stock and Preferred Stock ("Purchase Funds"). The Purchase Funds are recognized by the Company as Class B Common, subscribed, and Preferred Stock, subscribed. Until such time as the Purchase Funds are applied to purchase Class B Common and Preferred Stock for a Member-Dealer, such Purchase Funds are used by the Company for working capital and general corporate purposes. The period of time for which Purchase Funds are held by the Company varies, depending on the amount of Warehouse Purchases by the Member-Dealer. See "--Collection of Purchase Funds."

     Calculation of Desired Stock Ownership. Each Member-Dealer's Desired Stock Ownership is calculated as set forth in the following table:

          Actual Stock
           Ownership(1)                      Desired Stock Ownership(2)
--------------------------------- ------------------------------------------------------

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






$87,500 and above                    $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,000 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases from $500,000 to $750,000
                                  +  $1.00 for every $20.00 of Total Purchases from $750,000 to $1,000,000
                                  +  $1.00 for every $40.00 of Total Purchases over $1,000,000
-----------

(1) Including all Class A Common Stock, Class B Common Stock and Preferred Stock owned by the Member-Dealer.
(2) The minimum Desired Stock ownership aggregated over all classes of capital stock, is $10,000. In each case "Total Purchases" are measured as of the end of the immediately preceding fiscal year.

         Example.

         In March 1999, the Company calculates that as of December 31, 1998, a Member-Dealer's Actual Stock Ownership was $32,000 and his Total Purchases during 1998 were $300,000. The Member-Dealer's Desired Stock Ownership will be $36,250 ($1.00 for each $8.00 of the first $250,000 of Total Purchases [$31,250] plus $1.00 for each $10.00 of the next $50,000 of Total Purchases [$5,000]). Because the Member-Dealer's Actual Stock Ownership is less than his Desired Stock Ownership, the Company will collect Purchase Funds throughout the period from April 1, 1999 to March 31, 2000 for the purchase of additional Class B Common Stock and Preferred Stock.

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

     Repurchases from Overinvested Member-Dealers. In 1998 the Company repurchased certain shares of Class B Common Stock and Preferred Stock from Overinvested Member-Dealers whose Actual Stock Ownership exceeded their Desired Stock Ownership by $4,000 or more. The amount the Company offered to repurchase during the year from each Overinvested Member-Dealer was equal to one-fourth of the excess amount, equally divided between shares of Class B Common Stock and Preferred Stock. The repurchases were made at the full initial sale price of $100 per share. In 1998, approximately 11% of the shares eligible for repurchase from Overinvested Member-Dealers were submitted for repurchase, for which the Company expended $28,400. When the Company began the repurchase program in 1991, the total overinvested amount for all Member-Dealers was $93,600 and as of December 31, 1998, the total amount was $243,800 (excluding shares held by the Texas and Louisiana State Treasury Unclaimed Property Divisions). The amount overinvested varies over time due to repurchases and additional Member-Dealers becoming overinvested because of additional stock purchases. Additionally, because stock purchases are based on each Member-Dealer's Desired Stock Ownership, which fluctuates depending on the total dollar amount of annual purchases of merchandise from the Company, some Member-Dealers who were overinvested in one year may no longer be overinvested in the following year because of an increase in purchases of merchandise. Over the eight years of the repurchase program, the Company has repurchased a total of $353,000 of shares from Member-Dealers. The Company currently intends, but is not required, to repurchase from Overinvested Member-Dealers their entire overinvested amounts. The Company's ability to conduct such repurchases, however, will depend upon the Company's future results of operations, liquidity, capital needs and other financial factors.

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

     For the past three years traditional seasonality trends deviated from the norm. In 1998, the recognition of increased revenues generated from the spring market ($244,858), a reimbursement for environmental cleanup expenses from the Texas National Resource Conservation Commission ($65,822) and the refund of revalued 1991 property taxes from the Harris County Appraisal District ($36,036) resulted in higher than usual first quarter net earnings. In 1997 and 1996, purchase discounts and factory rebate credits in the first quarter increased $332,512 and $199,335, respectively. This timing difference in the receipt of such discounts and rebates resulted in higher than usual first quarter net earnings in those years, which may become a long-term change in first quarter seasonality.

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

     Pursuant to a remedial action plan submitted to the Texas Natural Resource Conservation Commission ("TNRCC"), (formerly the Texas Water Commission) in 1992, the Company proposed vacuum extraction of contaminants, enhanced bioremediation and on-site remediation of soils previously generated during subsurface drilling. At December 31, 1998, the Company had expended $431,738 on these measures, of which the TNRCC had reimbursed $382,521 to the Company pursuant to a reimbursement application submitted by the Company for all potentially allowable expenses. Further, the Company submitted an additional reimbursement application with the TNRCC and anticipates reimbursement of the remaining balance due. Total expense for 1999 is expected to be approximately $50,000. Site closure may be obtained by late 1999.

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

     Further, in January 1999, the Company purchased approximately 30 acres of land across the street from the current warehouse facility. The land will initially be used for additional employee parking, additional outside storage and the relocation of a retention pond. The total cost of the 30 acres is $1,174,774.

     The Company's property has convenient access to the major freeways necessary for the shipment of products to and from the warehouse facility. Management believes that the current facility will be sufficient to serve the needs of the Company for the foreseeable future.

Item 3.  Legal Proceedings

     In August 1997 a Handy Hardware truck struck two passenger vehicles in a multi-vehicle accident in Harris County, Texas. Three lawsuits have been filed in the District Court of Harris County, Texas, arising out of the accident, two wrongful death actions by the parents of two women killed in the accident, and one case for damages related to disabling injuries to a third person in the same accident. All but one of the wrongful death actions have been settled within insurance limits. The remaining wrongful death suit is scheduled to go to trial in March or April 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

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

     Shares of Class A Common Stock are the only shares of capital stock with voting rights and are entitled to one vote per share. The number of record holders of each class of the Company's Common Stock at February 28, 1999, was as follows:

     Description                                             Number of Holders
     -----------                                             -----------------
Class A Common Stock (Voting), $100 par value                        903
Class B Common Stock (Non-Voting), $100 par value                    755

     The Company has never paid cash dividends on either class of its Common Stock and does not intend to do so in the foreseeable future. For information concerning dividends paid on the Company's Preferred Stock, see Items 6 and 8 below.

Item 6.  Selected Financial Data

     The following table provides selected financial information for the five years ended December 31, 1998, derived from financial statements that have been examined by independent public accountants. The table should be read in conjunction with the financial statements and the notes thereto included in Item 8.

                                                                    Year Ended December 31,
                                  ------------------------------------------------------------------------------------
                                       1998             1997               1996              1995              1994
                                  ------------      ------------       ------------      ------------     ------------
Operating Income Data:
Total Earnings                    $146,950,160      $128,966,073       $121,416,635      $115,802,817     $109,282,083
Net Sales                          146,009,972       128,112,754        120,698,632       114,885,634      108,766,633
Total Expenses                     145,562,723       126,796,355        119,559,309       114,234,183      108,394,298
Net Earnings from
  Operations after Tax                 893,489         1,408,203          1,206,222         1,016,484          571,710
Preferred Stock Dividends
  Paid                                 682,368           620,812            515,029           401,155          438,654
Net Earnings Per Share of
  Class A and Class B
  Common Stock                    $       3.16      $      12.71       $      12.13      $      11.55     $       2.71

                                                                       December 31,
                                  ------------------------------------------------------------------------------------
                                       1998             1997               1996              1995              1994
                                  ------------------------------------------------------------------------------------
Balance Sheet Data:
Current Assets                    $ 26,041,957      $ 24,821,508       $ 22,168,721      $ 18,607,029     $ 21,219,403
Property (Net of
  Accumulated Depreciation)          9,516,835         9,408,768          9,466,577         9,787,350        7,334,774
Other Assets                           483,405           477,010            440,405           386,648          281,151
                                  ------------      ------------       ------------      ------------     ------------
Total Assets                      $ 36,042,197      $ 34,707,286       $ 32,075,703      $ 28,781,027     $ 28,835,328
                                  ============      ============       ============      ============     ============

Current Liabilities               $ 15,894,431      $ 15,705,578       $ 14,131,330      $ 10,835,557     $ 12,090,327
Long Term Liabilities                1,279,968         1,015,855          1,833,508         3,497,845        3,580,174
Stockholders' Equity                18,867,798        17,985,853         16,110,865        14,447,625       13,164,827
                                  ------------      ------------       ------------      ------------     ------------
Total Liabilities and
  Stockholders' Equity            $ 36,042,197      $ 34,707,286       $ 32,075,703      $ 28,781,027     $ 28,835,328
                                  ============      ============       ============      ============     ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company maintained its steady growth in 1998 while continuing to meet its goal of providing quality goods to its Member-Dealers at its cost plus a reasonable mark-up charge. Net sales in 1998 increased 14.0% ($17,897,218) over 1997 net sales, compared to a 6.1% growth rate ($7,414,122) of net sales in 1997 over 1996.

     Net Sales. Strong economic growth, continuing strength in consumer confidence and the introduction of a new lumber and building materials drop shipment program have resulted in much higher rates of sales growth during 1998 than in previous periods, which affected all but one territory. The new building materials program passes along to Member-Dealers discounts the Company receives for early payment to building material vendors, in addition to allowing Member-Dealers longer payment terms than if they were to order such materials directly. These discounts in the traditionally low margin area of building materials have caused a significant increase in the ordering of these materials from the Company. Orders of building materials account for $7,351,267 of the increase in net sales, which is approximately 41% of the increase between 1997 and 1998.

         The following table summarizes the Company's sales during 1996, 1997, and 1998 by sales territory:

                                                                       1998                         1997         1996
                                                     ---------------------------------------       ------       ------
                                                                   % Increase
                                                                      in Sales         % of         % of         % of
                                                                     from Prior        Total        Total        Total
               Sales Territory                           Sales          Year           Sales        Sales        Sales
               ---------------                           -----     ------------        -----        -----        -----
Houston Area                                         $ 38,416,259        18%           26.6%        26.2%        26.0%
Victoria, San Antonio, Corpus Christi &                27,130,001        21%           18.8%        18.0%        18.0%
   Rio Grande Valley Area*
North Texas, Dallas & Fort Worth Area                  19,060,997        11%           13.2%        13.8%        14.6%
Austin, Brenham & Central Texas Area                   16,599,855        11%           11.5%        12.0%        11.5%
Southern Louisiana Area                                17,933,575        24%           12.4%        11.7%        11.6%
Baton Rouge, New Orleans, Mississippi,                 11,499,074         5%            8.0%         8.8%         9.1%
   Alabama & Florida Area
Arkansas Area                                           5,004,667        15%            3.5%         3.5%         3.2%
Oklahoma Area                                           8,707,928        16%            6.0%         6.0%         6.0%
                                                    -------------        ---            ----       ------       ------
                                     Totals:         $144,352,356(1)                  100.0%       100.0%       100.0%
                                                    =============                     ======       ======       ======

-------------------------
     *  Includes small volume of sales to Mexican and Central American dealers.
    (1) Total does not include sales to dealers who were no longer Member-Dealers at December 31, 1998.

     Net Material Costs and Rebates. Net material costs during 1998 were $130,554,986, compared to $113,213,122 in 1997 and $106,732,258 in 1996. Net
material costs for 1998 increased 15.3 percent over those costs in 1997, and increased 6.1 percent in 1997 compared to 1996. Net material costs as a percentage of sales were 89.4 percent in 1998 as compared to 88.4 percent for both 1997 and 1996. The increase of net material costs as a percentage of sales in 1998 was the result of an increase in the number of inventory items sold at a lower gross margin. Sales with no markup increased from $42,370,341 in 1997 to $53,070,157 in 1998. In addition, net material costs as a percentage of sales were negatively affected by a decrease in factory rebates, which are taken by the Company as a credit against material costs. Rebates for 1998 declined $92,419 or 2.1 percent (1998 -- $4,502,311 versus 1997 -- $4,594,730). The significant decline in 1998 rebate income was a result of a change in the timing of the PRO Hardware rebates. In the second quarter of 1997, PRO Hardware decreased the time period between receiving a manufacturer's rebate and its distribution to the Company, resulting in an acceleration of receipt of both

1996 and 1997 rebates during 1997. For 1998 and 1997, the PRO Hardware rebates were $1,130,439 and $1,385,365, respectively. Further, in order to promote sales of lumber and building materials, the Company passed on to Member-Dealers its manufacturer's purchase discount, resulting in lost income of approximately $107,000.

     Payroll Costs. With unemployment at a three-decade low, the U.S. labor market has seldom been tighter. The increase in 1998 payroll costs resulted primarily from salary increases needed to attract or retain high-quality employees. As a result, payroll costs during 1998 increased $678,607, a 10.0% increase over 1997 levels. In 1997, payroll costs increased $397,107, a 6.2% increase over 1996 levels. Despite this pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant at 5.1%, 5.3% and 5.3% for 1998, 1997 and 1996, respectively. The stability in payroll costs as a percentage of total expenses has been a result of a continuing effort to maintain employee productivity.

     Other Operating Costs. In 1998, other operating costs increased $743,428 (11.0%) over 1997 levels, while in 1997 these costs increased $488,754 (7.8%) over 1996 levels. Over 32.3% of the 1998 increase in other operating costs resulted from an increase in warehouse expenses, while another 25% of the increase is the result of delivery cost increases. Other operating costs include a wide variety of expenses related to the Company. The principal reasons for the increase in other operating costs in 1998 were increases in delivery expenses (an increase of $193,046 over 1997 levels) and warehouse expenses (an increase of $243,714 over 1997 levels). Virtually all of the increase in warehouse expense and 42.9% of the increase in delivery expense can be attributed to an increase in contract labor expense due to the tight labor market. In addition in 1997, the Company started palletizing orders in response to Member-Dealers' request to make it easier to unload their merchandise from our trucks. This resulted in a decline in the optimizing of the space of each trailer and in turn increased the number of trucks that needed to be leased. In 1998, rental truck expense increased $202,207. These increases were offset to some extent by decreases in other miscellaneous operating costs.

Net Earnings

     Net earnings for 1998 decreased  36.6% to $893,489 from $1,408,230 in 1997.
This decrease was primarily due to the increase in payroll costs and the increase in other operating costs. In 1998 and 1997, the earnings per share of common stock were $3.61 and $12.71, respectively. The decrease in earnings per share in 1998 from 1997 is due to the decrease in net earnings of $514,741, as well as a moderate increase of $61,556 in dividends paid to preferred stockholders.

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

Financial Condition and Liquidity

     In 1998, Handy Hardware maintained its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, and software and delivery equipment to better meet the needs of its Member-Dealers.

     The Company's operating activities provided net cash of $858,114 in 1998, $2,171,548 in 1997, and $1,113,103 in 1996. As illustrated by these figures, net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as the Company's Spring and Fall trade shows, (ii) payment terms available to the Company from its suppliers, (iii) payment terms offered by the Company to its Member-Dealers, and (iv) the state of the regional economy.

     During 1998 there was a minor decrease of $10,720 in the Company's cash and cash equivalents as compared to a decrease of $101,485 in 1997. Cash flow from operating activities decreased during 1998 to $858,114, as compared to $2,171,548 in 1997. This decrease in cash flow was attributable to a decrease in net earnings of $514,714 in 1998 plus changes in assets and liabilities, principally the much smaller growth of accounts payable in 1998 as compared to 1997, offset by smaller changes in inventory and accounts receivable in 1998.

     Inventory increased by 2,544 stockkeeping units in 1998, which were added in response to Member-Dealer demand for more breadth of inventory. The Company ended the 1998 year with approximately 34,800 stockkeeping units.

The increase in inventory in 1998, although significant, was not as large as in 1997 due to the constraints of the availability of warehouse space. In addition, in 1998 the increase in accounts receivable, although large, was not as great as in 1997. This was mainly attributable to a strong economy which gave Member-Dealers sufficient cash flow to pay down their accounts. Further, the 1998 modest increase in accounts payable is the result of two factors: (i) a less significant increase in inventory in 1998 and (ii) the timing of supplier payment terms.

     Net cash provided by financing activities was $253,248 in 1998, as compared to net cash used for financing activities of $1,386,331 in 1997. This difference was principally attributable to the Company's using $1,837,424 of cash flow in 1997 to retire the outstanding balance of its bank line of credit.

     In August 1996, Chase Bank of Texas ("the Bank") extended to the company an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date. In April 1998, the commitment was extended to mature in April 2000 at an interest rate of prime minus one and one-half percent (1.5%) or the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). The line was used from time to time for brief periods for working capital and other financing needs of the Company. The average daily outstanding balance under the line during 1998 was $68,167. At December 1998 there was no outstanding balance due on the line of credit.

     The Company's ability to generate cash sufficient to meet its needs for funding its activities is highlighted by comparing three key liquidity measures -- working capital, current ratio (current assets to current liabilities) and long term debt as a percentage of capitalization, as shown below:

                                                                         December 31,
                                                --------------------------------------------------------------
                                                    1998                     1997                      1996
                                                    ----                     ----                      ----
Working Capital                                 $10,147,526               $9,115,930                $8,037,391
Current Ratio                                    1.64 to 1                 1.58 to 1                 1.57 to 1
Debt as Percentage of Capitalization                6.9%                     5.6%                      11.4%


     In 1999, Handy Hardware expects to further expand its existing customer base in Arkansas and Oklahoma. The Company will finance this expansion with receipts from sales of stock to new and current Member-Dealers and with increased revenues from sales to the new Member-Dealers in Arkansas and Oklahoma. The Company anticipates that this expansion will have a beneficial effect on its ability to generate cash to meet its funding needs.

Capital Resources

     The Company invested $1,113,643 in plant and equipment in 1998. Over the past five years the Company's investments in plant and equipment have amounted to more than $6.9 million, and have provided Handy Hardware with the capacity for growth to meet the increasing demand for merchandise and expanded services. Management intends to continue to invest prudently at levels commensurate with the anticipated market expansion and needs of current Member-Dealers.

     During 1998, approximately 44.9% ($500,032) of the $1,113,643 amount invested in plant and equipment was used to purchase warehouse equipment, 32.5% was invested in upgrading the Company's computer system and used to purchase order entry terminals. The remainder was used for building improvements ($106,883), in upgrading the Company's auto fleet ($98,417) and to purchase office fixtures and equipment ($46,988).

     The Company has budgeted approximately $3,930,000 for 1999 capital expenditures. Of this amount, $1,143,771 already has been spent in 1999 to purchase 30 acres of land for future expansion (plus $31,003 spent in 1998). It is likely that the remainder of the expenses of this project will be funded through third-party financing, including its existing line of credit. Approximately $2,626,000 will be used to decommission and relocate the Company's current retention pond, construct additional parking and outside storage as well as prepare the site and begin construction on an expansion to our current warehouse facility. Approximately $35,000 has been allocated to upgrading the Company's computer equipment, which upgrades are either programmed to address the Year 2000 or are not date sensitive. Approximately $25,000 has been allocated to upgrading the Company's warehouse equipment. The Company has also allocated approximately $60,000 for improving the automobile fleet and approximately $40,000 for a printing press. The Company expects to fund the budgeted capital expenditures described herein from working capital and utilization of the Company's line of credit.

Year 2000

     The Year 2000 issue relates to the problems associated with the inability of computer programs, computer hardware and other equipment to properly calculate, store or use data after December 31, 1999. Hardware and software systems which only use a two-digit convention for keeping track of dates would improperly interpret the Year 2000 as the Year 1900. Errors of this type can result in system failures, miscalculations and the disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. Although the extent of the problem is not yet known, the ramification of Year 2000 failures are expected to have a global impact. In response to the Year 2000 issues, the Company has developed a strategic plan divided into the following phases: assessment of in-house systems and review of vendor representations, in-house testing and implementation of remedial actions, third party communications and development of a contingency plan, as needed.

     The first phase of the Company's Year 2000 assessment program began in 1997 at which it out-sourced the upgrade of all accounting software. In addition, the Company upgraded its midrange hardware platform and midrange software. To date, all such software has been upgraded and installed, and the licensor of the Company's software systems has certified that such software is programmed to properly address Year 2000 scenarios. In addition, the Company's department of Management Information Systems (the "MIS department") is continuing to evaluate the Company's information and non-information technology systems. This review is enabling the MIS department to identify in-house software and non-information technology or equipment that is date sensitive and should be forwarded for testing.

     After upgrading the Company's accounting software and midrange hardware platform, the Company began conducting its in-house testing phase. In 1998 all upgraded midrange software, recently purchased software and other operating systems identified for testing were presented to its MIS department. The MIS department completed a portion of the testing phase during the fourth quarter of 1998. The Company did not encounter any material system disruption as a result of the Year 2000 during testing, and therefore, the Company expects that the performance of such systems will not be substantially disrupted when addressing the Year 2000.

     During the initial review and testing phase, the Company determined to take certain actions to reduce the effects of Year 2000 related disruptions on the Company's activities. Beginning with upgrading the accounting software in 1997, the Company is continuing to take preventive measures to address issues which are identified by its MIS department during testing. The testing of accounting and midrange software is estimated to be completed by the first quarter of 1999 followed by implementation of any remedial actions during the second quarter of 1999. In addition, testing of warehouse management software is expected to begin during the second quarter of 1999, followed by remedial actions in the same quarter. Remedial actions may include upgrading or replacing software or other technology before the end of 1999.

     In 1998 the Company began a third phase, which consists of informal communications with its Member-Dealers, third party suppliers, service providers and distributors to evaluate the status of their Year 2000 compliance programs. The Company has received and is relying on Year 2000 readiness reports and statements periodically issued by third parties, such as telephone service carriers, insurance carriers, financial services providers and various vendors of the Company's software programs. In addition, the Company's MIS department responds to all third party requests for information concerning the status of the Company's Year 2000 review. All such third party communications are expected to be completed during the third quarter of 1999. While there can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that the conversion will be compatible with the Company's systems, based on the representations received to date, the Company does not foresee material disruptions in the Company's business as a result of Year 2000 issues involving third parties.

     Although the Company cannot predict with certainty all effects of Year 2000 issues, the Company has developed contingency plans to the extent necessary to continue business functions in the event an unforeseen material disruption occurs. The Company believes that such event, at most, will require employees to manually complete otherwise automated tasks or calculations, such as receiving, filling and shipping customer orders. The Company does not expect that any additional training would be required to perform these tasks on a manual basis, although performing such tasks may require additional time or personnel. The Company has determined an alternate method for Member-Dealers to forward purchase orders via telecopier, having received favorable Year 2000 readiness reports from all third parties involved in providing telecopier service to the Company. In addition, the Company is continuing to identify, to the extent possible, other vendors, purchasers or third party contractors to provide services in order to maintain normal business operations.

     The Company's core business activities consist of purchasing and warehousing hardware inventory which is sold and shipped to Member-Dealers. The Company maintains a computer system through which Member-Dealers transmit orders for goods directly to the Company. In addition Company software catalogs inventory, receives purchase orders, performs accounting functions and tracks shipping of inventory. Because the Company's "mission critical" equipment consists mainly of computer software and hardware, the most reasonably likely worst case Year 2000 scenario for the Company would involve either a failure of operating systems to properly address Year 2000 scenarios or a prolonged disruption of power sources on which these systems rely. Such events could result in a business interruption that could materially affect the Company's operations, liquidity or capital resources. The Company is continuing to test operating systems to predict and reduce the effects of Year 2000 disruptions. However, no economically feasible contingency plan has been developed for maintaining a separate and duplicate secondary power supply for every major component of the Company's core equipment. The Company is relying upon representations by these third parties that no material disruption of services are anticipated as a result of the Year 2000.

     As of December 31, 1998, the cost for implementing the Company's Year 2000 program is $350,000. The Company will continue to utilize both internal and external resources to anticipate and address the effects of Year 2000 scenarios.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

Item 8.   Financial Statements and Supplementary Data

                         HANDY HARDWARE WHOLESALE, INC.

                              REPORT OF EXAMINATION

                                DECEMBER 31, 1998

                  [Clyde D. Thomas & Company, P.C. Letterhead]





                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Handy Hardware Wholesale, Inc.
Houston, Texas


We have audited the accompanying balance sheets of Handy Hardware Wholesale, Inc., as of December 31, 1998 and 1997, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          /s/ Clyde D. Thomas & Company, P.C.
                                          --------------------------------------
                                          CLYDE D. THOMAS & COMPANY, P. C.
                                          Certified Public Accountants

February 18, 1999
Pasadena, Texas

                         HANDY HARDWARE WHOLESALE, INC.

                                 BALANCE SHEETS


                                                                                                           DECMEBER 31,
                                                                                              ----------------------------------
                                                                                                    1998                 1997
                                                                                              ------------          ------------

        ASSETS
        ------
CURRENT ASSETS
--------------
   Cash                                                                                       $  1,113,122          $  1,123,842
   Accounts receivable, net of subscriptions receivable in the
    amount of $51,735 for 1998 and $43,451 for 1997                                             10,335,445            10,032,045
   Inventory (Note 1)                                                                           14,106,010            13,395,947
   Note receivable (Note 2)                                                                         10,174                 5,394
   Prepaid expenses                                                                                371,322               264,280
   Prepaid income tax                                                                              105,884                     -
                                                                                              ------------          ------------
                                                                                              $ 26,041,957          $ 24,821,508
                                                                                              ------------          ------------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   At cost, less accumulated depreciation of
      $4,517,166 (1998) and $4,148,927 (1997) (Note 1)                                        $  9,516,835          $  9,408,768
                                                                                              ------------          ------------

OTHER ASSETS
------------
   Notes receivable (Note 2)                                                                  $    130,362          $    120,513
   Deferred compensation funded                                                                    329,084               284,901
   Prepaid expenses                                                                                 23,959                71,596
                                                                                              ------------          ------------
                                                                                              $    483,405          $    477,010
                                                                                              ------------          ------------
          TOTAL ASSETS                                                                        $ 36,042,197          $ 34,707,286
          ------------                                                                        ============          ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES
-------------------
   Notes payable - Stock - Current portion (Note 3)                                           $     26,750          $      7,000
   Notes payable - Capital Leases (Note 5)                                                          58,308                52,488
   Accounts payable - Trade                                                                     14,912,983            14,550,157
   Accrued expenses payable                                                                        896,390             1,050,680
   Current income tax payable                                                                            -                45,253
                                                                                              ------------          ------------
                                                                                              $ 15,894,431          $ 15,705,578
                                                                                              ------------          ------------

NONCURRENT LIABILITIES
----------------------
   Notes payable - Stock - Noncurrent portion (Note 3)                                        $    521,280          $    223,750
   Notes payable - Capital Leases (Note 5)                                                          66,864               125,172
   Notes payable - Vendor consignment merchandise                                                  114,707               117,196
   Deferred compensation payable                                                                   329,084               284,901
   Deferred income taxes payable (Notes 1 and 4)                                                   248,033               264,836
                                                                                              ------------          ------------
                                                                                              $  1,279,968          $  1,015,855
                                                                                              ------------          ------------
           Total Liabilities                                                                  $ 17,174,399          $ 16,721,433
                                                                                              ------------          ------------

                         HANDY HARDWARE WHOLESALE, INC.

                                 BALANCE SHEETS

                                                                                                           DECMEBER 31,
                                                                                              ----------------------------------
                                                                                                  1998                  1997
                                                                                              ------------          ------------
STOCKHOLDERS' EQUITY
--------------------
     Common stock, Class A, authorized 20,000 shares, $100
        par value per share, issued 8,930 and 8,680 shares                                    $    893,000          $    868,000
     Common stock, Class B, authorized 100,000 shares, $100
        par value per share, issued 55,667 and 52,513 shares                                     5,566,700             5,251,300
     Common stock, Class B subscribed, 4,309.98 and
        4,361.35 shares                                                                            430,998               436,135
            Less subscriptions receivable                                                          (25,867)              (21,725)
     Preferred stock,  7% cumulative,  authorized  100,000
        shares $100 par value per share, issued 58,246.50
        and 55,001.75 shares                                                                     5,824,650             5,500,175
     Preferred stock subscribed, 4,309.98 and 4,361.35 shares                                      430,998               436,135
            Less subscriptions receivable                                                          (25,868)              (21,726)
     Paid in surplus                                                                               339,238               314,731
                                                                                              ------------          ------------
                                                                                              $ 13,433,849          $ 12,763,025
                                                                                              ------------          ------------
     Retained earnings exclusive of other comprehensive earnings (Note 10)                    $  5,368,885          $          -
     Retained earnings applicable to other comprehensive earnings (Note 10)                         65,064                     -
                                                                                              ------------          ------------
          Total retained earnings                                                             $  5,433,949          $  5,222,828
                                                                                              ------------          ------------

               Total Stockholders' Equity                                                     $ 18,867,798          $ 17,985,853
                                                                                              ------------          ------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 36,042,197          $ 34,707,286
                     ------------------------------------------                               ============         =============























See accompanying notes.

                         HANDY HARDWARE WHOLESALE, INC.

                             STATEMENTS OF EARNINGS

                                                                                         YEAR ENDED DECMEBER 31,
                                                                       ----------------------------------------------------------
                                                                            1998                   1997                 1996
                                                                       --------------          ------------          ------------
EARNINGS
--------
     Net sales                                                           $146,009,972          $128,112,754          $120,698,632
     Sundry income                                                            915,430               853,319               718,003
                                                                         ------------          ------------          ------------
          TOTAL EARNINGS                                                 $146,925,402          $128,966,073          $121,416,635
          --------------                                                 ------------          ------------          ------------

EXPENSES
--------
     Net material costs                                                  $130,554,986          $113,213,122          $106,732,258
     Payroll costs                                                          7,466,033             6,787,426             6,390,319
     Other operating costs                                                  7,496,431             6,753,003             6,264,249
     Interest expense                                                          45,273                42,804               172,483
                                                                         ------------          ------------          ------------
          TOTAL EXPENSES                                                 $145,562,723          $126,796,355          $119,559,309
          --------------                                                 ------------          ------------          ------------

NET EARNINGS BEFORE PROVISION FOR FEDERAL INCOME TAX
----------------------------------------------------                     $  1,362,679          $  2,169,718          $  1,857,326

PROVISION FOR FEDERAL INCOME TAX (Note 4)                                     485,530               761,515               651,104
-----------------------------------------                                ------------          ------------          ------------

NET EARNINGS                                                             $    877,149          $  1,408,203          $  1,206,222
-------------                                                            ------------          ------------          ------------

OTHER COMPREHENSIVE EARNINGS
----------------------------
     Unrealized gain on securities (Note 10)                             $     24,758          $          -          $          -
     Provision for federal income tax (Note 4)                                  8,418                     -                     -
                                                                         ------------          ------------          ------------
          Other comprehensive earnings net of tax                              16,340                     -                     -
                                                                         ------------          ------------          ------------
TOTAL COMPREHENSIVE EARNINGS                                             $    893,489          $  1,408,230          $  1,206,222
----------------------------

LESS DIVIDENDS ON PREFERRED STOCK                                             682,368               620,812               515,029
---------------------------------                                        ------------          ------------          ------------

NET EARNINGS APPLICABLE
   TO COMMON STOCKHOLDERS                                                $    211,121          $    787,391          $    691,193
   ----------------------                                                ============          ============          ============

NET EARNINGS PER SHARE OF COMMON STOCK
   CLASS A & CLASS B (Note 1)                                            $       3.16          $      12.71          $      12.13
   --------------------------                                            ============          ============          ============















See accompanying notes.

                         HANDY HARDWARE WHOLESALE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         YEAR ENDED DECMEBER 31,
                                                                       ----------------------------------------------------------
                                                                            1998                   1997                 1996
                                                                       --------------          ------------          ------------
COMMON STOCK, CLASS A $100 PAR VALUE
------------------------------------
   Balance at January 1,                                                 $    868,000          $    822,000          $    796,000
   Stock issued                                                                83,000                80,000                65,000
   Stock canceled                                                             (58,000)              (34,000)              (39,000)
                                                                         ------------          ------------          ------------
   Balance at December 31,                                               $    893,000          $    868,000          $    822,000
                                                                         ------------          ------------          ------------
COMMON STOCK, CLASS B, $100 PAR VALUE
-------------------------------------
   Balance at January 1,                                                 $  5,251,300          $  4,773,300          $  4,314,900
   Stock issued                                                               659,000               601,700               591,700
   Stock canceled                                                            (343,600)             (123,700)             (133,300)
                                                                         ------------          ------------          ------------
   Balance at December 31,                                               $  5,566,700          $  5,251,300          $  4,773,300
                                                                         ------------          ------------          ------------

COMMON STOCK, CLASS B, SUBSCRIBED
---------------------------------
   Balance at January 1,                                                 $    436,135          $    403,651          $    391,535
   Stock subscribed                                                           658,663               627,484               596,416
   Transferred to stock                                                      (663,800)             (595,000)             (584,300)
                                                                         ------------          ------------          -------------
   Balance at December 31,                                               $    430,998          $    436,135          $    403,651
   Less subscription receivable                                               (25,867)              (21,725)              (22,757)
                                                                         ------------          ------------          ------------
        Total                                                            $    405,131          $    414,410          $    380,894
                                                                         ------------          ------------          ------------
PREFERRED STOCK, 7% CUMULATIVE $100 PAR VALUE
---------------------------------------------
   Balance at January 1,                                                 $  5,500,175          $  5,021,375          $  4,563,450
   Stock issued                                                               691,000               619,900               606,300
   Stock canceled                                                            (366,525)             (141,100)             (148,375)
                                                                          -----------           -----------          ------------
   Balance at December 31,                                               $  5,824,650           $ 5,500,175          $  5,021,375
                                                                          -----------           -----------          ------------

PREFERRED STOCK, 7% CUMULATIVE SUBSCRIBED
-----------------------------------------
   Balance at January 1,                                                 $    436,135           $   403,652          $    391,535
   Stock subscribed                                                           658,663               627,483               596,417
   Transferred to stock                                                      (663,800)             (595,000)             (584,300)
                                                                          -----------           -----------          ------------
   Balance at December 31,                                               $    430,998           $   436,135          $    403,652
   Less subscription receivable                                               (25,868)              (21,726)              (22,758)
                                                                          -----------           -----------          ------------
        Total                                                             $   405,130           $   414,409          $    380,894
                                                                          -----------           -----------          ------------
PAID IN CAPITAL SURPLUS
-----------------------
   Balance at January 1,                                                  $   314,731           $   296,965          $    280,277
   Additions                                                                   24,507                17,766                16,688
                                                                          -----------           -----------          ------------
   Balance at December 31,                                                $   339,238           $   314,731          $    296,965
                                                                          -----------           -----------          ------------
TREASURY STOCK, AT COST
   COMMON STOCK, CLASS A, AT COST
---------------------------------
   Balance at January 1,                                                  $         -           $         -          $          -
   Stock reacquired                                                           (58,000)              (34,000)              (39,000)
   Stock canceled                                                              58,000                34,000                39,000
   Stock issued                                                                     -                     -                     -
                                                                          -----------           -----------          ------------
   Balance at December 31,                                                $         -           $         -          $          -
                                                                          -----------           -----------          ------------





                         HANDY HARDWARE WHOLESALE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                     PAGE 2

                                                                                         YEAR ENDED DECMEBER 31,
                                                                       ----------------------------------------------------------
                                                                            1998                   1997                 1996
                                                                       --------------          ------------          ------------

   COMMON STOCK, CLASS B, AT COST
   ------------------------------
   Balance at January 1,                                               $            -          $          -          $          -
   Stock reacquired                                                          (343,600)             (123,700)             (133,300)
   Stock canceled                                                             343,600               123,700               133,300
   Stock issued                                                                     -                     -                     -
                                                                       --------------          ------------          ------------
   Balance at December 31,                                             $            -          $          -          $          -
                                                                       --------------          ------------          ------------

   PREFERRED STOCK, 7% CUMULATIVE AT COST
   --------------------------------------
   Balance at January 1,                                               $            -          $          -          $          -
   Stock reacquired                                                          (366,525)             (141,100)             (148,375)
   Stock canceled                                                             366,525               141,100               148,375
   Stock issued                                                                     -                     -                     -
                                                                       --------------          ------------          ------------
   Balance at December 31,                                             $            -          $          -          $          -
                                                                       --------------          ------------          ------------

        TOTAL TREASURY STOCK                                           $            -          $          -          $          -
        --------------------                                           --------------          ------------          ------------

RETAINED EARNINGS
-----------------
   Balance at January 1                                                $    5,222,828          $  4,435,437          $  3,744,244
   Add:  Net earnings year ending December 31                                 877,149             1,408,203             1,206,222
           Other comprehensive earnings (Note 10)                              16,340                     -                     -
   Deduct:  Cash dividends on Preferred Stock (Note 1)                        682,368               620,812               515,029
                                                                       --------------          ------------          ------------
   Balance at December 31,                                             $    5,433,949          $  5,222,828          $  4,435,437
                                                                       --------------          ------------          ------------

TOTAL STOCKHOLDERS' EQUITY                                             $   18,867,798          $ 17,985,853          $ 16,110,865
--------------------------                                             ==============          ============          ============


















See accompanying notes.

                                              HANDY HARDWARE WHOLESALE, INC.

                                                 STATEMENTS OF CASH FLOWS

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------------------
                                                                               1998                1997                  1996
                                                                           -----------          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net earnings                                                            $   893,489          $ 1,408,203           $ 1,206,222
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
          Depreciation                                                       1,005,576              947,004               933,983
          Deferred income tax                                                  (16,803)             (32,937)              (16,637)
          (Gain) Loss on sale of property, plant, and equipment                (10,986)              (3,493)               (1,000)
          Unrealized gain (increase in fair market value of
           securities)                                                         (24,758)                   -                     -
   Changes in assets and liabilities:
      (Increase) Decrease in Accounts Receivable                              (303,400)            (825,868)           (2,641,404)
      (Increase) Decrease in Notes Receivable                                  (14,629)             (20,063)                3,639
      (Increase) Decrease in Deferred
         Compensation Investment                                                     -              (39,791)              (30,726)
      (Increase) Decrease in Inventory                                        (710,063)          (1,974,820)             (966,057)
      (Increase) Decrease in Prepaid Expenses                                 (165,289)              70,665               (23,489)
      Increase (Decrease) in Note Payable for Vendor
          Consignment Merchandise                                               (2,489)              11,352                (2,169)
      Increase (Decrease) in Accounts Payable                                  362,826            2,617,806             2,412,614
      Increase (Decrease) in Accrued Expenses Payable                         (154,290)              (3,813)              139,660
      Increase (Decrease) in Current Income Tax Payable                        (45,253)             (22,488)               67,741
      Increase (Decrease) in Deferred
         Compensation Payable                                                   44,183               39,791                30,726
                                                                           -----------          -----------          ------------
           Net cash provided by (used for) operating activities            $   858,114          $ 2,171,548           $ 1,113,103
                                                                           -----------          -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures for property, plant, and equipment                 $(1,113,643)        $   (896,362)          $  (617,062)
   Investment in deferred compensation funded                                   (9,650)                   -                     -
   Sale of property, plant and equipment                                        10,986               10,660                 4,852
   Reinvested dividends, interest, and capital gains                            (9,775)                   -                     -
                                                                           -----------         ------------          ------------
          Net cash provided by (used for) investing activities            $(1,122,082)        $   (885,702)          $  (612,210)
                                                                           -----------         ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Increase (Decrease) in Mortgage Payable                                 $         -         $          -           $(2,823,306)
   Increase (Decrease) in Notes Payable - Line of Credit                             -           (1,837,424)            1,837,424
   Increase (Decrease) in Notes Payable - Lease                                (52,488)             (12,632)              (71,617)
   Increase (Decrease) in Notes Payable - Stock                                317,280               (3,060)               57,000
   (Increase) Decrease in Subscription Receivable                               (8,284)               2,064               (11,199)
   Proceeds from issuance of stock                                           1,447,233            1,384,333             1,303,921
   Purchase of Treasury Stock                                                 (768,125)            (298,800)             (320,675)
   Dividends paid                                                             (682,368)            (620,812)             (515,029)
                                                                           -----------         ------------          ------------
          Net Cash provided by (used for) financing activities             $   253,248         $ (1,386,331)          $  (543,481)
                                                                          ------------         ------------          ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                        $   (10,720)        $   (100,485)              (42,588)
   ----------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,123,842            1,224,327             1,266,915
----------------------------------------------                            ------------         ------------          ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  1,113,122         $  1,123,842           $ 1,224,327
----------------------------------------                                  ============         ============          ============
ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
   Interest expense paid                                                  $     45,273         $     42,804           $   172,483
   Income tax payments                                                         616,635              724,440               492,922

See accompanying notes.

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



NOTE 1 - ACCOUNTING POLICIES

   Nature of Business
   ------------------
       Handy Hardware Wholesale, Inc., (the "Company"), was incorporated as a Texas corporation on January 6, 1961. Its principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061. The Company is owned entirely by its Member-Dealers and Former Member-Dealers.

       Handy Hardware  Wholesale,  Inc.,  sells to its  Member-Dealers  products primarily  for  retail  hardware,  lumber  and  home  center  stores.  In addition, the Company offers advertising and other services to Member-Dealers.

   Cash
   ----
       For purposes of the statement of cash flows, Handy Hardware Wholesale, Inc., the Company, considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company maintains a checking account which, at times, exceeds the FDIC coverage of $100,000 normally extended to such accounts. At December 31, 1998, the balance of this account amounted to $1,096,571.

   Inventories
   -----------
       Inventories are valued at the lower of cost or market method, determined by the first in, first out method, with proper adjustment having been made for any old or obsolete merchandise.

   Property, Plant, and Equipment
   ------------------------------
       Property, plant, and equipment are carried at cost. Depreciation of property accounts for financial statement presentation is based on estimated useful lives and methods as follows:

                                                                             LIFE              METHOD OF
                                        ASSET                              IN YEARS          DEPRECIATION
               -------------------------------------------                 --------          ------------

               Building                                                     30-39         Straight Line
               Furniture and warehouse equipment including
               computer and data processing equipment                        3-7          Straight Line/MACRS
               Transportation equipment                                      3-5          Straight Line

       Property, plant and equipment consists of:

                                                                                           DECEMBER 31,
                                                                             -------------------------------------
                                                                                 1998                     1997
                                                                             ------------             ------------

              Land                                                           $  2,027,797             $  2,027,797
              Buildings & improvements                                          7,859,100                7,752,216
              Furniture, computer, warehouse equipment                          3,721,832                3,341,692
              Transportation equipment                                            425,272                  435,990
                                                                             ------------             ------------
                                                                             $ 14,034,001              $13,557,695
              Less:  Accumulated depreciation                                   4,517,166                4,148,927
                                                                             ------------              -----------
                                                                             $  9,516,835              $ 9,408,768
                                                                             ============              ===========

      Depreciation expense for the year ended December 31, 1998, amounted to $1,005,576 compared with $947,004 for the year ended December 31, 1997.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 2
                                DECEMBER 31, 1998

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
----------------------------------------
Changes in Property, Plant, and Equipment for the year ended December 31, 1998, are shown in the following schedule:

                                     BALANCE             ADDITIONS                           OTHER             BALANCE
                                     1-1-98               AT COST         RETIREMENTS        CHANGES          12-31-98
                                   -----------           ---------        -----------        -------          ----------

Land                               $ 2,027,797         $         -        $        -         $    -          $ 2,027,797
Buildings and improvements           7,752,216             106,884                 -              -            7,859,100
Furniture, Computers and
  warehouse equipment                3,341,692             908,343           528,203              -            3,721,832
Transportation equipment               435,990              98,416           109,134              -              425,272
                                   -----------         -----------        ----------         ------          -----------
                                   $13,557,695         $ 1,113,643        $  637,337         $    -          $14,034,001
                                   ===========           =========        ==========         ======          ===========

Changes in Property, Plant, and Equipment for the year ended December 31, 1997, are shown in the following schedule:

                                     BALANCE             ADDITIONS                           OTHER             BALANCE
                                     1-1-97               AT COST         RETIREMENTS        CHANGES          12-31-97
                                   -----------           ---------        -----------        -------          -----------
Land                               $ 2,027,797         $         -       $        -         $    -           $ 2,027,797
Buildings and improvements           7,479,697             279,710            7,191              -             7,752,216
Furniture, Computers and
  warehouse equipment                2,875,288             528,004           61,600              -             3,341,692
Transportation equipment               463,853              88,648          116,511              -               435,990
                                   -----------         -----------       ----------         ------           -----------
                                   $12,846,635         $   896,362       $  185,302         $    -           $13,557,695
                                   ===========         ===========        =========         ======           ===========

Changes in Property, Plant, and Equipment for the year ended December 31, 1996, are shown in the following schedule:

                                     BALANCE             ADDITIONS                           OTHER             BALANCE
                                     1-1-96               AT COST        RETIREMENTS        CHANGES           12-31-96
                                   -----------           ---------       -----------        -------           -----------
Land                               $ 2,027,797         $       -       $        -         $    -             $ 2,027,797
Buildings and improvements           7,450,391             29,305               -              -               7,479,697
Furniture, Computers and
  warehouse equipment                2,960,102            483,291         568,105              -               2,875,288
Transportation equipment               473,706            104,465         114,318              -                 463,853
                                   -----------         ----------      ----------         ------             -----------
                                   $12,911,996         $  617,061      $  682,423         $    -             $12,846,635
                                   ===========         ==========      ==========         ======             ===========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 3
                                DECEMBER 31, 1998



NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------
Changes in Accumulated Depreciation for Property, Plant, and Equipment for the year ended December 31, 1998, are shown in the following schedule:

                                     BALANCE           ADDITIONS                           OTHER             BALANCE
                                     1-1-98             AT COST        RETIREMENTS        CHANGES           12-31-98
                                     -------           ---------       -----------        -------           --------
Land                               $         -         $       -       $        -         $    -           $         -
Buildings and improvements           1,836,818            256,721               -              -             2,093,539
Furniture, Computers and
  warehouse equipment                2,041,174            641,590         528,203              -             2,154,561
Transportation equipment               270,935            107,265         109,134              -               269,066
                                   -----------         ----------      ----------         ------           -----------
                                   $ 4,148,927         $1,005,576      $  637,337         $    -           $ 4,517,166
                                   ===========         ==========      ==========         ======           ===========

Changes in Accumulated Depreciation for Property, Plant, and Equipment for the year ended December 31, 1997, are shown in the following schedule:

                                     BALANCE           ADDITIONS                           OTHER             BALANCE
                                     1-1-97             AT COST        RETIREMENTS        CHANGES           12-31-97
                                     -------           ---------       -----------        -------           --------
Land                               $         -         $       -       $        -         $    -           $         -
Buildings and improvements           1,602,694            241,315           7,191              -             1,836,818
Furniture, Computers and
  warehouse equipment                1,497,560            605,214          61,600              -             2,041,174
Transportation equipment               279,804            100,475         109,344              -               270,935
                                   -----------         ----------      ----------         ------           -----------
                                   $ 3,380,058         $  947,004      $  178,135         $    -           $ 4,148,927
                                   ===========         ==========      ==========         ======           ===========

Changes in Accumulated Depreciation for Property, Plant, and Equipment for the year ended December 31, 1996, are shown in the following schedule:


                                     BALANCE           ADDITIONS                           OTHER             BALANCE
                                     1-1-96             AT COST        RETIREMENTS        CHANGES           12-31-96
                                   ---------           ---------       -----------        -------           --------
Land                               $         -         $       -       $        -         $    -           $         -
Buildings and improvements           1,364,782            237,912               -              -             1,602,694
Furniture, Computers and
  warehouse equipment                1,464,406            601,259         568,105              -             1,497,560
Transportation equipment               295,458             94,812         110,466              -               279,804
                                   -----------         ----------      ----------         ------           -----------
                                   $ 3,124,646         $  933,983      $  678,571         $    -           $ 3,380,058
                                   ===========         ==========      ==========         ======           ===========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 4
                                DECEMBER 31, 1998



NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
----------------------------------------
   Income Taxes
   ------------
       Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement and federal tax reporting arising from the following:

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

                                                 Annual             Tax Depreciation          Total
                                             Tax Depreciation      (over) under Book       Accumulation
                                             Over (Under) Book     Depreciation for       Tax Over Book
                       Year                     Depreciation         Deleted Assets         Depreciation
                       ----                  -----------------     -----------------      ---------------

                     12-31-96                      23,003                (4,582)              1,331,472
                     12-31-97                     (34,032)                  639               1,298,079
                     12-31-98                     (21,873)               (5,322)              1,270,884

       2. Deferred compensation is accrued as follows:

                     Balance, December 31, 1997                      $  284,901
                     Addition for year ended December 31, 1998           44,183
                                                                     ----------
                     Balance, December 31, 1998                      $  329,084
                                                                     ==========

          The deferred compensation has not been deducted for income tax purposes.


       3. Internal Revenue Code Section 263A requires certain costs to be capitalized for inventory purposes. The following schedule shows the amount reported on the tax return.

                                                         DECEMBER 31,
                                             ----------------------------------
                                                 1998                   1997
                                             -----------             -----------
           Book inventory                    $14,106,010             $13,395,947
           Adjustment for 263A Uniform
           Capitalization costs                  292,008                 288,788
                                             -----------             -----------
           Inventory for tax return          $14,398,018             $13,684,735
                                             ===========             ===========


       The Company accounts for any tax credits as a reduction of income tax expense in the year in which such credits arise.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 5
                                DECEMBER 31, 1998



NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------
   Earnings Per Share of Common Stock
   ----------------------------------
     Earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to stock issued, stock subscribed, dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                    1998                1997                1996
                                                                -----------          ----------         ----------

             Net Earnings                                       $   893,489          $1,408,203         $1,206,222
             Less:  Dividends on Preferred Stock                    682,368             620,812            515,029
                                                                -----------          ----------         ----------
                                                                $   211,121          $  787,391         $  691,193
             Weighted average shares of common stock
             (Class A and Class B outstanding)                       66,763              61,934             56,984


              Net Earnings (Loss) per share of
              common stock                                             3.16               12.71              12.13

   Preferred Stock Dividends
   -------------------------
     Cash dividends paid on the Company's outstanding preferred stock (par value $100 per share) were 13% for 1998, 13% for 1997, and 12% for 1996, pro-rated for the portion of a twelve month period (ending January 31) during which the preferred stock was held. The weighted average number of preferred shares outstanding during each 12 month period was used to calculate the per share cash dividends on preferred stock as reflected below. Cash dividends have never been paid and are not anticipated to be paid in the future on either class of the Company's outstanding common stock.

                      SCHEDULE OF PREFERRED STOCK DIVIDENDS

           During the
           Year Ended         Weighted Average                 Per
           December 31       Shares Outstanding               Share
           -----------       ------------------               -----
              1998                 60,531                    $11.27
              1997                 55,929                     11.10
              1996                 51,277                     10.04


Revenue Recognition
-------------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Accordingly, revenues and expenses are accounted for using the accrual basis of accounting. Under this method of accounting, revenues and receivables are recognized when merchandise is shipped or services are rendered, and expenses are recognized when the liability is incurred.

   Use of Estimates
   ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 6
                                DECEMBER 31, 1998



NOTE 2 - NOTES RECEIVABLE
-------------------------
     Notes receivable reflect amounts due to the Company from its Member-Dealers under a deferred payment agreement and an installment sales agreement as well as amounts due from former Member-Dealers for inventory purchases.

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

     Notes receivable are classified as follows:

                                                             December 31,
                                                     ---------------------------
                                                          1998           1997
                                                     ----------      -----------
                   Current                           $   10,174      $     5,394
                   Nonncurrent                          130,362          120,513
                                                       --------          -------
                   Total                             $  140,536      $   125,907
                                                     ==========      ===========


NOTE 3 - NOTES PAYABLE - STOCK
------------------------------
     The five year, interest bearing notes payable - stock reflect amounts due from the Company to former Member-Dealers for the Company's repurchase of shares of Company stock owned by these former Member-Dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 5.75% to 7.0%.

     Notes payable - stock are classified as follows:

                                                             December 31,
                                                     ---------------------------
                                                          1998           1997
                                                     ----------      -----------
                   Current                           $   26,750      $     7,000
                   Nonncurrent                          521,280          223,750
                                                     ----------      -----------
                   Total                             $  548,030      $   230,750
                                                     ==========      ===========


     Principal payments applicable to the next five years are as follows:

                                    1999             $   26,750
                                    2000                107,200
                                    2001                 57,000
                                    2002                 32,800
                                    2003                324,280
                                                     -----------
                                                     $  548,030
                                                     ==========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 7
                                DECEMBER 31, 1998



NOTE 4- INCOME TAXES
--------------------
     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method.

     The major categories of deferred income tax provisions are as follows (based on FASB 109):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------
                                                                            1998               1997               1996
                                                                        -----------        -----------        -----------
         Excess of tax over book depreciation                           $1,270,884         $1,298,079         $1,331,472
         Allowance for bad debts                                            (7,195)            (7,195)            (7,195)
         Inventory - ending inventory adjustment
           for tax recognition of Sec. 263A
                Uniform Capitalization Costs                              (292,008)          (288,788)          (249,239)
         Deferred compensation                                            (242,173)          (223,165)          (199,235)
                                                                        ----------         ----------         ----------
                    Total                                               $  729,508         $  778,931         $  875,803
                    Statutory tax rate                                          34%                34%                34%
                                                                        ----------         ----------         ----------
         Cumulative deferred income tax payable                         $  248,033         $  264,836         $  297,773
                                                                        ==========         ==========         ==========

         Classified as:
                Current liability                                       $        -         $        -         $        -
                Noncurrent liability                                       248,033            264,836            297,773
                                                                        ----------         ----------         ----------
                                                                        $  248,033         $  264,836         $  297,773
                                                                        ==========         ==========         ==========

     Reconciliation of income taxes on difference between tax and financial accounting:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------
                                                                            1998               1997               1996
                                                                        ---------          ----------         ----------

     Principal components of income tax expense Federal:
       Current
            Income tax paid                                             $  616,635         $  724,440         $  492,922
            Carryover of prepayment from prior year                              -             24,686            107,078
            Current income tax payable                                           -             45,253             67,741
                                                                        ----------         ----------         ----------
                                                                        $  616,635         $  794,379         $  667,741
            Carryover to subsequent year                                   105,883                  -                  -
                                                                        ----------         ----------         ----------
            Income tax for tax reporting at statutory rate of 34%       $  510,752         $  794,379         $  667,741
       Deferred
            Adjustments for financial reporting:
            Depreciation                                                    (9,246)           (11,354)             6,263
            263A Uniform capitalization costs                               (1,095)           (13,447)           (13,831)

            Other                                                           (6,463)            (8,063)            (9,069)
                                                                        ----------         ----------         ----------
       Provision for federal income tax (U.S.)                          $  493,948         $  761,515         $  651,104
                                                                        ==========         ==========         ==========

     The Company is not exempt from income tax except for municipal bond interest earned in an amount of $1,985.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 8
                                DECEMBER 31, 1998



NOTE 5 - LEASES
---------------
     Operating Leases
     ----------------

     The Company leases certain trucks and trailers under long-term operating lease agreements. The leases expire in 2000, 2001, 2002, 2003, and 2004.

     The following is a schedule of future minimum lease payments for operating leases as of December 31, 1998 and 1997 for the subsequent five years:

                                               YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                                 1998               1997
                                             -----------         ----------
           1998                              $        -          $  543,843
           1999                                  636,736            543,843
           2000                                  630,288            537,394
           2001                                  488,372            359,056
           2002                                  272,449            102,192
           2003                                  104,740                  -

     Capital Leases
     --------------
     The Company leases equipment as a capital lease. The following is an analysis of the leased property under capital leases by major class:

                                               YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                                 1998               1997
                                             -----------         ----------
           Class of Property
             Furniture, computers,
             and warehouse equipment         $  168,316           $  473,164
             Transportation equipment                 -               39,971
                                             ----------           ----------
                                             $  168,316           $  513,135
           Less:  Accumulated depreciation      111,445              369,089
                                             ----------           ----------
                                             $   56,871           $  144,046
                                             ==========           ==========

     The following is a schedule by year of future minimum lease payments for capital leases.

                                               YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                                 1998               1997
                                             -----------         -----------
           1998                              $        -           $   52,488
           1999                                  58,308               58,308
           2000                                  41,383               41,383
           2001                                   7,889                7,889
           2002                                  17,592               17,592
                                             ----------           ----------
              TOTAL                          $  125,172           $  177,660
                                             ==========           ==========


     The lease payments are reflected in the Balance Sheet as current and noncurrent obligations under capital leases of $58,308 and $66,864, respectively. The estimated interest rates range from 4% to 9%.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS, PAGE 9
                                DECEMBER 31, 1998



NOTE 5 - LEASES (CONTINUED)
--------------------------
     Rental Expenses
     ---------------
     Rental expenses for the preceding three years are:

                                            1998             $1,251,805
                                            1997              1,041,985
                                            1996                909,912


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------
     None

     The Company is owned entirely by its dealers and former dealers. No shareholder is the beneficial owner of more than five percent of any class of the Company's voting securities. Substantially all sales are made to the Member-Dealers (Owners) of the Company.


NOTE 7 - RETIREMENT PLAN - HANDY HARDWARE WHOLESALE, INC. 401(K) PROFIT SHARING PLAN
--------------------------------------------------------------------------------
     During 1997, the Company transferred the former Profit Sharing and Savings Plan to a 401(K)Profit Sharing Plan to help employees achieve financial security during their retirement years. Employees are eligible to participate in the plan if they have attained age 21 and have completed one year of service with the Company. The Plan includes a 401(K) arrangement to allow employees to contribute to the Plan a portion of their compensation, known as elective deferrals. Each year, the Company will make matching contributions in the amount determined by the Board of Directors at its discretion. The Board of Directors may choose not to make matching contributions to the Plan for a particular year. During 1998, the employees could contribute up to 6% of their gross annual compensation with 50% of such contribution matched by the Company. In addition, the employees could contribute an additional 9% with no Company matching contribution. Employees are 100% vested at all times for elective deferrals in the Plan. The Plan permits the Company to contribute a discretionary amount for a plan year designated as qualified nonelective contributions. Company qualified nonelective contributions are allocated to employees in the same proportion that the number of points per employee bears to the total points of all participants. Employees receive one point for each $1,000 of compensation and one point for each year of service. Employees' interests in the value of the contributions made to their account first partially vest after three years of service at 20% and continue to vest an additional 20% each year until fully vested after seven years of service. Participating employees who reach age 65 are fully vested without regard to their number of years of service. Benefits are paid to eligible employees under the plan in lump sum upon retirement, or at the direction of the employee, pursuant to the terms of an annuity plan selected by the employee. The amount of cost recognized during the years ended December 31, is as follows:

                                                  1998       $ 506,812
                                                  1997         599,475
                                                  1996         561,318

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 10
                                DECEMBER 31, 1998



NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------
     Terms of Capital Stock
     ----------------------
     The holders of Class A Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of Class A Common Stock must be engaged in the retail sale of goods and merchandise, and may not be issued or retain more than ten shares of Class A Common Stock at any time. The holders of Class B Common Stock are not entitled to vote on matters submitted to a vote of shareholders except as specifically provided by Texas law.

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

     Capitalization
     --------------
     To become a Handy Hardware Member-Dealer, an independent hardware dealer must enter into a Subscription Agreement with the Company for the purchase of ten shares of Handy Hardware Class A Common Stock, $100 par value per share and for any additional store, ten shares of Preferred Stock, with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share and Preferred Stock, $100 par value per share. Class B Common Stock and Preferred Stock are purchased pursuant to a formula based upon total purchases of merchandise by the Member-Dealer from the Company, which determines the "Desired Stock Ownership" for each Member-Dealer. The minimum Desired Stock Ownership is $10,000.

     Each Member-Dealer receives from the Company a semimonthly statement of Total Purchases made during the covered billing period and an additional charge ("Purchase Funds") of 2 percent of warehouse purchases until the Member-Dealer's Desired Stock Ownership is attained. The Subscription Agreement entitles the Company to collect 2 percent of total purchases. At present, however, the Board of Directors has determined to collect 2 percent of warehouse purchases only. On a monthly basis, the Company reviews the amount of unexpended Purchase Funds being held for each Member-Dealer. If a Member-Dealer has unexpended Purchase Funds of at least $2,000, the Company applies $2,000 to the purchase of ten shares of Class B Common Stock and ten shares of Preferred Stock at $100 per share.

     Transferability
     ---------------
     Holders of Class A Common Stock may not sell those shares to a third party without first offering to sell them back to the Company. There are no specific restrictions on the transfer of the Company's Class B Common or Preferred Stock.

     Membership Termination
     ----------------------
     Following written request, the Company will present to the Board of Directors a Member-Dealer's desire to have his stock repurchased and the Member-Dealer Contract terminated. According to the current procedures established by the Board of Directors, a Member-Dealer's stock may be repurchased according to either of two options.

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 11
                                DECEMBER 31, 1998



NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
----------------------------------------
     Option I - The Member-Dealer's Class A Common Stock is repurchased at $100 per share. Any funds remaining in the Member-Dealer's Purchase Fund Account will be returned at the dollar value of such account. Twenty percent or $3,000, whichever is greater, of the total value of the Class B Common and Preferred Stock will be repurchased. The remaining value of the Class B Common and Preferred Stock is converted to a five-year interest bearing note. During the first four years this note only pays interest. In the fifth year both interest and principal are paid. The interest rate is determined by the Company's Board of Directors at the same time they approve the repurchase.

     Option II - Same as Option I except that the remaining value of the Class B Common and Preferred Stock is discounted 15 percent and reimbursed to the Member-Dealer.

     Stock  Repurchase
     -----------------
     In 1998 and 1997 the Board approved the continuation of its program of repurchasing certain shares from those shareholders who are over-invested in the Company's capital stock by $4,000 or more. The amount repurchased was the amount of stock (based on purchase price of $100 per share) equal to one fourth of the over-invested amount, equally divided between shares of Preferred Stock and Class B Common Stock. In connection with the repurchase, the minimum required investment in the Company's capital stock is $10,000. In 1998 and 1997 the Company repurchased 284 and 348 shares for $28,400 and $34,800, respectively.


NOTE 9 - LINE OF CREDIT
-----------------------
     In August 1996, Chase Bank of Texas ("the Bank") extended to the Company an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date. In April, 1998, the commitment was extended to mature in April, 2000, at an interest rate of prime minus one and one-half percent
     (1.5%) or the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). The line was used from time to time for working capital and other financing needs of the Company. At December, 1998, there was no outstanding balance due on the line of credit. Borrowing against and payments of the line of credit during the year were as follows.

              BALANCE             BORROWING                             BALANCE      INTEREST         INTEREST
              1-01-98                1998            PAYMENTS          12-31-98        RATE             PAID
              -------            -----------        -----------        --------      ---------        --------
               $ -0-            $ 4,320,000        $ 4,320,000          $ -0-         7%/6.25%        $ 4,838


     Terms of the line of credit require monthly payments of accrued interest with the balance, if any, of the loan to be repaid on April 30, 2000.

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 12
                                DECEMBER 31, 1998



NOTE 10 - COMPREHENSIVE EARNINGS
--------------------------------
   The following disclosures include those required by FASB 115 for financial statements beginning after December 15, 1997.

1. Deferred compensation funded in the amount of $329,084 on the Balance Sheet as a non-current asset at December 31, 1998, includes equity securities classified as investments available for sale in the amount of $279,644 at fair market value. The $279,644 includes $98,581 unrealized gain on securities resulting from the increase in fair market value.


2.     Changes in equity securities

                                                                       Year Ended
                                                                    December 31, 1998             Cumulative
                                                                    -----------------             ----------
        Balance, Beginning                                              $ 238,941                   $       -
        Purchases                                                           6,170                      98,890
        Dividends, interest and capital gains                               9,775                      82,173
        Unrealized gains on securities resulting from increase
            in fair market value                                           24,758                      98,581
                                                                        ---------                   ---------
        Balance, December 31, 1998                                      $ 279,644                   $ 279,644
                                                                        =========                   =========

3.     Components of Comprehensive Earnings

                                                           Total           Other Comprehensive       Net Earnings Exclusive
                                                       Comprehensive       Earnings - Unrealized             of Other
                                                          Earnings          Gains on Securities      Comprehensive Earnings
                                                       -------------       ---------------------     ----------------------
        Net Earnings Before Provision for
           Federal Income Tax                          $ 1,387,437            $     24,758                $ 1,362,679
        Provision for Federal Income Tax                   493,948                   8,418                    485,530
                                                       -----------            ------------                -----------
        Net Earnings                                   $   893,489            $     16,340                $   877,149
                                                       ===========            ============                ===========

4.     Components of Retained Earnings

                                                                             Retained Earnings           Retained Earnings
                                                                            Applicable to Other          Exclusive of Other
                                                         Total            Comprehensive Earnings     Comprehensive Earnings
                                                       -----------        ----------------------     ----------------------

        Balance, January 1, 1998                       $ 5,222,828            $     48,724                $ 5,174,104
        Add:  Net earnings year ended
                 December 31, 1998                         893,489                  16,340                    877,149
        Deduct:  Cash Dividends on
                     Preferred Stock                       682,368                       -                    682,368
                                                       -----------            ------------                -----------
        Balance, December 31, 1998                     $ 5,433,949            $     65,064                $ 5,368,885
                                                       ===========            ============                ===========

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS, PAGE 13
                                DECEMBER 31, 1998



NOTE 11 - SUBSEQUENT EVENT
--------------------------
     The Company purchased approximately 30 acres of land on January 25, 1999 in the amount of $1,174,264 to be used for expansion. This project may be funded through third party financing including borrowing on the Company's existing line of credit.


NOTE 12 - LITIGATION
--------------------
     In the opinion of the Company, at December 31, 1998, there was no pending or threatened litigation that would have a material effect on the financial position or results of operations of the Company at December 31, 1998.


NOTE 13 - OTHER DISCLOSURES
---------------------------
1.       Costs incurred for advertising are expensed when incurred.

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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Documents Filed as Part of this Report

                                                                          Page
         (1)      Financial Statements                                 Reference
                  --------------------                                 ---------

                  Auditor's Report........................................... 15

                  Balance Sheets at December 31,
                    1998 and 1997............................................ 16

                  Statements of Earnings for the
                    years ended December 31,
                    1998, 1997 and 1996 ..................................... 18

                  Statements of Stockholders' Equity
                    for the years ended December 31,
                    1998, 1997 and 1996 ..................................... 19

                  Statements of Cash Flows for the years ended
                    December 31, 1998, 1997 and 1996 ........................ 21

                  Notes to Financial Statements.............................. 22

         (2)      Financial Statement Schedules
                  -----------------------------

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

          *10.2 Second Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated July 19, 1985 (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).

         *10.3 Third Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated December 16, 1988 (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

         *10.4 Fourth Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated September 20, 1991 (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

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

         *10.11 Sixth Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated November 14, 1995.

         *10.12 Seventh Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated September 30, 1996.

         *10.13 Eighth Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated December 24, 1997.

       *,->10.14    Ninth  Amendment to the  Employment  Agreement,  as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated December 31, 1998.

         ->10.15 Second Amendment to Amendment and Restatement of Credit Agreement between the Company and Chase Bank of Texas, National Association dated April 30, 1998.

         ->11.1     Statement re computation of per share earnings.

--------------------------------------
* Management Contract
->Filed herewith.

     The Company will furnish to any requesting shareholder a copy of any exhibit upon payment of $.40 per page to cover the expense of furnishing such copies. Requests should be directed to Tina S. Kirbie, Secretary and Treasurer, Handy Hardware Wholesale, Inc., 8300 Tewantin Drive, Houston, Texas 77061.

         (b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the three months ended December 31, 1998.

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

                                           HANDY HARDWARE WHOLESALE, INC.

                                               /S/ James D. Tipton
                                            -----------------------------------
                                                   JAMES D. TIPTON
                                           President and Chief Executive Officer
March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Handy Hardware Wholesale, Inc., and in the capacities and on the dates indicated.

Signature                         Title                               Date
---------                         -----                               ----

/s/ James D. Tipton           President, Chief Executive         March 26, 1999
-------------------           Officer and Director

/s/ Tina S. Kirbie            Chief Financial and                March 26, 1999
-------------------           Accounting Officer

/s/ Weldon D. Bailey          Director                           March 26, 1999
-------------------

/s/ Norman J. Bering, II      Director                           March 26, 1999
-------------------

/s/ Susie Bracht-Black        Director                           March 26, 1999
-------------------

/s/ Virgil H. Cox             Director                           March 26, 1999
-------------------

/s/ Samuel J. Dyson           Director                           March 26, 1999
-------------------

/s/ Robert L. Eilers          Director                           March 26, 1999
-------------------

/s/ Richard A. Lubke          Director                           March 26, 1999
-------------------

/s/ Jimmy T. Pate             Director                           March 26, 1999
-------------------

/s/ Leroy Wellborn            Director                           March 26, 1999
-------------------