Form 10-Q
period 1999-03-31
HANDY HARDWARE WHOLESALE INC
filed 1999-05-14
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                 For the quarterly period ended March 31, 1999.

                         Commission File Number 0-15708


                         HANDY HARDWARE WHOLESALE, INC.
             (Exact name of Registrant as specified in its charter)



           TEXAS                                            74-1381875
(State of incorporation or                       (I.R.S. Employer Identification
       organization)                                          Number)
                               8300 Tewantin Drive
                              Houston, Texas 77061
                                 (713) 644-1495
          (Address and telephone number of principal executive offices)


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

                            Yes    X            No
                                 --------          --------
The number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 1999, was 9,000 shares of Class A Common Stock, $100 par value, and 56,969 shares of Class B Common Stock, $100 par value.


                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX
                                      -----

PART I     Financial Information                                                                              Page No.

      Item      1.  Financial Statements

                Condensed Balance Sheet March 31, 1999
                    and December 31, 1998 .......................                                              3 - 4

                Condensed Statement of Earnings - Three Months
                    Ended March 31, 1999 and 1998.................                                                  5


                Condensed Statement of Cash Flows - Three Months
                    Ended March 31, 1999 and 1998.................                                              6 - 7

                Notes to Condensed Financial Statements...........                                              8 - 14


      Item 2.       Management's Discussion & Analysis of Financial
                      Condition and Results of Operations..........                                            15 - 20

      Item 3.       Quantitative & Qualitative Disclosures About
                      Market Risk..................................                                                 20

PART II         Other Information                                                                                   21

      Item 1.       Legal Proceedings                                                                               21

      Items 2-6. None                                                                                               21

      Signatures
                                                                                                                    22





                                                            Page # 2 of 22 Pages


                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                                                MARCH 31, 1999          DECEMBER 31, 1998
                                                                                --------------          -----------------

     ASSETS
     CURRENT ASSETS
        Cash                                                                     $  4,687,426           $  1,113,122
        Accounts Receivable, net of
             subscriptions receivable in
             the amount of $69,957 for 1999
             and $51,735 for 1998                                                  17,616,659             10,335,445
        Notes Receivable (Note 3)                                                      11,338                 10,174
        Inventory                                                                  15,269,754             14,106,010
        Other Current Assets                                                          286,772                371,322
        Prepaid Income Tax                                                                -0-                105,884
                                                                                 ------------           ------------
                                                                                 $ 37,871,949           $ 26,041,957
                                                                                 ------------           ------------

     PROPERTY, PLANT AND EQUIPMENT (Note 2)
        At Cost Less Accumulated Depreciation
             of $4,757,772(1999) and $4,517,166 (1998)                           $ 10,552,452           $  9,516,835
                                                                                 ------------           ------------

     OTHER ASSETS
         Notes Receivable (Note 3)                                               $    128,061           $    130,362
         Deferred Compensation Funded                                                 330,689                329,084
         Other Noncurrent Assets                                                          -0-                 23,959
                                                                                 ------------           ------------
                                                                                 $    458,750           $    483,405
                                                                                 ------------           ------------
     TOTAL ASSETS                                                                $ 48,883,151           $ 36,042,197
     ------------                                                                ============           ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
         Note Payable-Line of Credit                                             $    571,886           $        -0-
         Notes Payable-Stock (Note 4)                                                  26,750                 26,750
         Notes Payable-Capital Lease                                                   53,482                 58,308
         Accounts Payable - Trade                                                  27,133,880             14,912,983
         Other Current Liabilities                                                    387,985                896,390
         Federal Income Taxes Payable (Note 5)                                         20,056                    -0-
                                                                                 ------------           ------------
                                                                                 $ 28,194,039           $ 15,894,431
                                                                                 ------------           ------------

     NONCURRENT LIABILITIES
         Note Payable-Line of Credit                                             $    571,886           $        -0-
         Notes Payable-Stock (Note 4)                                                 531,280                521,280
         Notes Payable-Capital Lease                                                   59,873                 66,864
         Notes Payable-Vendor                                                         112,934                114,707
         Deferred Compensation Payable                                                330,689                329,084
         Deferred Income Taxes Payable (Note 5)                                       246,880                248,033
                                                                                 ------------           ------------
                                                                                 $  1,853,542           $  1,279,968
                                                                                 ------------           ------------

     TOTAL LIABILITIES                                                           $ 30,047,581           $ 17,174,399
     -----------------                                                           ------------           ------------



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.











                                                            Page # 3 of 22 Pages


                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                                               MARCH 31, 1999            DECEMBER 31,1998
                                                                               --------------            ----------------
     STOCKHOLDERS' EQUITY
         Common Stock, Class A,
             authorized 20,000 shares, $100
             par value per share, issued
             9,110 & 8,930 shares                                               $    911,000              $    893,000

         Common Stock, Class B,
             authorized 100,000 shares, $100
             par value per share, issued
             57,277 & 55,667 shares                                                5,727,700                 5,566,700

         Common Stock, Class B
             Subscribed 4,510.85 & 4,309.98
             shares                                                                  451,085                   430,998
                 Less Subscription Receivable                                        (34,979)                  (25,867)

         Preferred Stock 10% Cumulative,
             authorized 100,000 shares, $100
             par value per share, issued
             59,926.50 & 58,246.50 shares                                          5,992,650                 5,824,650

         Preferred Stock, Subscribed
             4,510.85 & 4,309.98 shares                                              451,085                   430,998
                 Less Subscription Receivable                                        (34,978)                  (25,868)
         Paid in Surplus                                                             343,828                   339,238
                                                                                ------------              ------------
                                                                                $ 13,807,391              $ 13,433,849
         Less: Cost of Treasury Stock
             756 & -0- shares                                                        (75,600)                      -0-
                                                                                ------------              ------------
                                                                                $ 13,731,791              $ 13,433,849

       Retained Earnings exclusive of other
             comprehensive earnings (Note 7)                                       5,038,013                 5,368,885

       Retained Earnings applicable to other
             comprehensive earnings (Note 7)                                          65,766                    65,064
                                                                                ------------              ------------
                                                                                   5,103,779                 5,433,949
                                                                                ------------              ------------

             Total Stockholders' Equity                                         $ 18,835,570              $ 18,867,798
                                                                                ------------              ------------

       TOTAL LIABILITIES &
       -------------------
         STOCKHOLDERS' EQUITY                                                   $ 48,883,151              $ 36,042,197
         --------------------                                                   ============              ============








The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.












                                                            Page # 4 of 22 Pages



                                                     HANDY HARDWARE WHOLESALE, INC.
                                                      CONDENSED STATEMENT OF INCOME
                                                               (UNAUDITED)



                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                  1999                     1998
                                                                                  ----                     ----

     REVENUES
         Net Sales                                                             $43,459,797                $37,704,353
         Sundry Income                                                             475,718                    548,319
                                                                               -----------                -----------
     TOTAL REVENUES                                                            $43,935,515                $38,252,672
     --------------                                                            -----------                -----------

     EXPENSE
         Net Material Costs                                                    $39,693,476                $34,122,126
         Payroll Costs                                                           1,772,223                  1,631,093
         Other Operating Costs                                                   2,102,552                  1,896,985
         Interest Expense                                                           19,003                      5,655
                                                                               -----------                -----------
     TOTAL EXPENSE                                                             $43,587,254                $37,655,859
     -------------                                                             -----------                -----------



     NET EARNINGS BEFORE PROVISIONS
     FOR ESTIMATED FEDERAL INCOME TAX                                          $   348,261                $   596,813
     --------------------------------


     PROVISIONS FOR ESTIMATED
       FEDERAL INCOME TAX (Note 5)                                                (124,787)                  (208,014)
       --------------------------                                              -----------                -----------


     NET EARNINGS                                                              $   223,474                $   388,799
     ------------

     OTHER COMPREHENSIVE EARNINGS
         Unrealized Gain on Securities (Note 7)                                $     1,063                $         -
         Provision for Federal Income Tax(Note 5)                                      361                          -
                                                                               -----------                -----------
           Other Comprehensive Earnings
              Net of Tax                                                       $       702                $         -
                                                                               -----------                -----------

     TOTAL COMPREHENSIVE EARNINGS                                              $   224,176                $         -
     ----------------------------

     LESS ACCRUAL FOR DIVIDENDS ON
     -----------------------------
       PREFERRED STOCK                                                            (138,587)                  (170,592)
       ---------------                                                          ----------                -----------

     NET EARNINGS APPLICABLE TO
     --------------------------
       COMMON STOCKHOLDERS                                                     $    85,589                $   218,207
       -------------------                                                     ===========                ===========

     NET EARNINGS PER SHARE OF
     -------------------------
       COMMON STOCK, CLASS A &
       -----------------------
       CLASS B (Note 1)                                                        $      1.23                $      3.30
       ---------------                                                         ===========                ===========


The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.







                                                            Page # 5 of 22 Pages



                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                        1999              1998
                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITY
     Net Earnings                                                                    $    223,474      $    388,799
                                                                                     ------------      ------------
         Adjustments to Reconcile Net
              Earnings to Net Cash Provided by
              Operating Activities:
                  Depreciation                                                       $    240,605      $    206,336
                  Increase (Decrease) in Deferred
                    Income Tax                                                             (1,153)           (3,734)
                  Unrealized gain (increase in fair
                    market value of securities)                                               702                 -

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                              $(7,281,214)     $ (4,919,575)
         (Increase) Decrease in Notes Receivable                                            1,137           (19,488)
         (Increase) Decrease in Deferred Compensation
              Investment                                                                  (44,183)                -
         Increase in Inventory                                                         (1,163,744)       (2,176,516)
         Decrease in Other Assets                                                         214,393            81,011
         Increase (Decrease)in Note Payable-Vendor                                         (1,773)            6,744
         Increase in Accounts Payable                                                  12,220,897        10,175,084
         Decrease in Other Liabilities                                                   (508,405)         (654,013)
         Increase in Federal Income
              Taxes Payable                                                                20,056           166,495
         Increase (Decrease) in Deferred Compensation
              Payable                                                                      44,183                 -
                                                                                      -----------       -----------
              TOTAL ADJUSTMENTS                                                       $ 3,741,501       $ 2,862,344
                                                                                      -----------       -----------

              NET CASH PROVIDED BY
                OPERATING ACTIVITIES                                                  $ 3,964,975       $ 3,251,143
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
         Capital Expenditures                                                         $(1,276,221)      $   (92,524)
         Disposition of Fixed Assets                                                            -                 -
                                                                                      -----------       -----------
              NET CASH USED FOR
                INVESTING ACTIVITIES                                                  $(1,276,221)      $   (92,524)
                                                                                      -----------       -----------










The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.


                                                            Page # 6 of 22 Pages


                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                (UNAUDITED)Cont.

                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                             1999                       1998
                                                                                         ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase Note Payable - Line of Credit                                                 $ 1,143,772               $       -0-
      Increase in Notes Payable - Stock                                                           10,000                   129,840
      Decrease in Notes Payable - Capital Lease                                                  (11,817)                  (17,039)
      Increase in Subscription Receivable                                                        (18,223)                  (25,561)
      Proceeds From Issuance of Stock                                                            391,764                   385,186
      Purchase of Treasury Stock                                                                 (75,600)                 (189,800)
      Dividends Paid                                                                            (554,346)                 (682,368)
                                                                                             -----------               -----------
          NET CASH USED FOR FINANCING
          ACTIVITIES                                                                         $   885,550               $  (399,742)
                                                                                             -----------               -----------

NET INCREASE
  IN CASH & CASH EQUIVALENTS                                                                 $ 3,574,304               $ 2,758,877
  --------------------------

CASH & CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                    1,113,122                 1,123,842
  ---------                                                                                  -----------               -----------

CASH & CASH EQUIVALENTS AT END OF
  PERIOD                                                                                     $ 4,687,426               $ 3,882,719
  ------                                                                                     ===========               ===========






ADDITIONAL RELATED DISCLOSURES
  TO THE STATEMENT OF CASH FLOWS

      Interest Expense Paid                                                                  $    19,003               $     5,655
      Income Taxes Paid                                                                          105,884                       -0-


The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.











                                                            Page # 7 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                         ------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------


NOTE 1 - ACCOUNTING POLICIES
----------------------------

(1)      Description of Business:
         -----------------------

         Handy Hardware Wholesale, Inc., ("Handy"), was incorporated as a Texas corporation on January 6, 1961. Its principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061. Handy is owned entirely by its member-dealers and former member-dealers.

         Handy sells to its member-dealers products primarily for retail hardware, lumber and home center stores. In addition, Handy offers advertising and other services to member-dealers.

(2)      General Information:
         -------------------

         The condensed consolidated financial statements included herein have been prepared by Handy. The financial statements reflect all adjustments, which were all of a recurring nature, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Handy believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K Annual Report.

(3)      Cash
         ----

         For purposes of the statement of cash flows, Handy considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(4)      Inventories
         -----------

         Inventories are valued at the lower of cost or market method, determined by the first in, first out method, with proper adjustment having been made for any old or obsolete merchandise.

(5)      Earnings Per Share:
         ------------------

         Net earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                       1999                     1998
                                                                                       ----                     ----
Calculation of Net Earnings Per Share
         of Common Stock
         Net Earnings                                                               $   224,176               $ 388,799
         Less: Accrued Dividends
                  On Preferred Stock                                                   (138,587)               (170,592)
                                                                                    -----------               ---------
                                                                                    $    85,589               $ 218,207
         Weighted Average
             Shares of Common Stock
             (Class A & Class B)
             outstanding                                                                 69,304                  66,076
         Net Earnings Per Share
             of Common Stock                                                        $      1.23               $    3.30
                                                                                    ===========               =========


                                                            Page # 8 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                         ------------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------

(6)      Revenue Recognition:
         -------------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Accordingly, revenues and expenses are accounted for using the accrual basis of accounting. Under this method of accounting, revenues and receivables are recognized when merchandise is shipped or services are rendered and expenses are recognized when the liability is incurred.

(7)      Accounting for Dividends on Preferred Stock
         -------------------------------------------

         Handy pays dividends on Preferred Stock during the first quarter of each fiscal year. Only holders of Preferred Stock on January 31 are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31 during which the Preferred Stock was held.

         Because Handy is unable to anticipate the amount of the Preferred Stock dividends, Handy does not accrue a liability for the payment of those dividends on its balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, Handy shows an estimated portion of the dividends to be paid in the first quarter of 2000 based on the dividends paid in the first quarter of 1999.

         When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the three months ended March 31, 1999, contained herein, therefore, are net of dividends actually paid during the first quarter of 1999 in the amount of $554,346.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment Consists of:

                                                       MARCH 31, 1999                           DECEMBER 31, 1998
                                                       --------------                           -----------------
Land                                                     $ 3,201,569                              $ 2,027,797
Building & Improvements                                    7,871,224                                7,859,100
Furniture, Computer, Warehouse                             3,812,159                                3,721,832
Transportation Equipment                                     425,272                                  425,272
                                                         -----------                              -----------
                                                         $15,310,224                              $14,034,001

Less:  Accumulated Depreciation                           (4,757,772)                              (4,517,166)
                                                         -----------                              -----------
                                                         $10,552,452                              $ 9,516,835
                                                         ===========                              ===========




                                                            Page # 9 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                         ------------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------


NOTE 3 - NOTES RECEIVABLE
-------------------------

Notes receivable reflect amounts due to Handy from its member-dealers under a deferred payment agreement and an installment sale agreement.

Under the deferred agreement, Handy supplies member-dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the member-dealer continues to purchase General Electric lamps through Handy. If a member-dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric bills Handy for the member-dealer's initial order and the note becomes immediately due and payable in full to Handy.

Under  the  installment  sale  agreement,   Handy  sells  computer  hardware  to
member-dealers, the purchase price of which is due and payable by member-dealers to Handy in thirty-six monthly installments of principal and interest.

Notes Receivable are classified as follows:

                                                           CURRENT PORTION                          NONCURRENT PORTION
                                                         MARCH 31, DEC. 31,                      MARCH 31,            DEC. 31,
                                                            1999          1998                       1999                1998
                                                            ----          ----                       ----                ----
Deferred Agreement                                       $      -0-      $   -0-                 $112,934            $114,707
Installment Sale Agreement                                   11,338       10,174                   15,127              15,655
                                                         ----------      -------                 ----------------------------
                                                            $11,338      $10,174                 $128,061            $130,362
                                                         ==========      ==-----                 ============================

NOTE 4 - NOTES PAYABLE STOCK
----------------------------

The five year, interest bearing notes payable - stock reflect amounts due from Handy to former member-dealers for the repurchase of shares of Handy stock owned by these former member-dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 5.5% to 7.0%.

Notes payable - stock are classified as follows:

                                                               CURRENT PORTION                              NON-CURRENT PORTION
                                                         --------------------------                     ---------------------------
                                                         MARCH 31,         DEC. 31,                     MARCH 31,          DEC. 31,
                                                         ---------         --------                     ---------          --------
                                                           1999              1998                         1999               1998
                                                           ----              ----                         ----               ----

                                                         $26,750            $26,750                     $531,280          $521,280


Principal payments due over the next five years are as follows:

                           1999           $     26,500
                           2000                107,200
                           2001                 57,000
                           2002                 32,800
                           2003                324,280
                                          ------------
                                          $    521,280
                                          ============

                                                           Page # 10 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                         ------------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------

NOTE 5 - INCOME TAXES
---------------------

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the method of accounting for income taxes from the deferred method to the liability method.

                                                                        QUARTER ENDED                    YEAR ENDED
                                                                        MARCH 31, 1999                DECEMBER 31, 1999
                                                                        --------------                -----------------


Excess of tax over book depreciation                                    $    1,270,212                   $    1,270,884

Allowance for Bad Debt                                                          (7,195)                          (7,195)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                             (292,813)                        (292,008)

Deferred Compensation                                                         (244,088)                        (242,173)
                                                                         -------------                   --------------

     Total                                                               $     726,116                   $      729,508
     Statutory Tax Rate                                                            34%                              34%
Cumulative Deferred Income Tax Payable                                   $     246,880                   $      248,033
                                                                         =============                   ==============

     Classified as:
           Current Liability                                             $         -0-                   $          -0-
           Noncurrent Liability                                                246,880                          248,033
                                                                         -------------                   --------------
                                                                         $     246,880                   $      248,033
                                                                         =============                   ==============

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                        QUARTER ENDED                    YEAR ENDED
                                                                        MARCH 31, 1999                DECEMBER 31, 1999
                                                                        --------------                -----------------
Principal Components of Income Tax Expense
     Federal:
           Current
           Income tax paid                                              $        -0-                     $          -0-
           Carry-over of prepayment from
             prior year                                                      105,884                                -0-
           Refund received for overpayment
             from prior year                                                     -0-                                -0-
                                                                        ------------                     --------------
                                                                        $    105,884                     $          -0-
     Federal Income Tax Payable                                               20,056                            211,748
           Carry-over to subsequent year                                         -0-                                -0-
             Income tax for tax reporting
               at statutory rate of 34%                                 $    125,940                     $      211,748
           Deferred
           Adjustments for financial reporting:
             Depreciation                                                       (228)                            (3,083)
             263A Uniform Capitalization Costs                                  (274)                               -0-
             Other                                                              (651)                              (651)
                                                                        ------------                     --------------
Provision for federal income tax                                        $    124,787                     $      208,014
                                                                        ============                     ==============

        Handy is not exempt from income tax except for municipal bond interest earned in the amount of $542.

       Handy is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income.


                                                           Page # 11 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                         ------------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------


NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

(1)    Terms of Capital Stock
       ----------------------
       The holders of Class A Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of Class A Common Stock must be engaged in the retail sale of goods and merchandise, and may not be issued or retain more than ten shares of Class A Common Stock at any time. The holders of Class B Common Stock are not entitled to vote on matters submitted to a vote of shareholders except in those circumstances of matters which would change their rights as shareholders.

       The holders of Preferred Stock are entitled to cumulative dividends. Handy's Articles of Incorporation require the Board of Directors to declare a dividend each year of not less than 7 percent nor more than 20 percent of the par value ($100.00 per share) of the shares of Preferred Stock. The Preferred Stock has a liquidation value of $100 per share. The holders of Preferred Stock are not entitled to vote on matters submitted to a vote of shareholders except in those circumstances of matters which would change their rights as shareholders. The shares of Preferred Stock are not convertible, but are subject to redemption (at the option of Handy) by vote of Handy's Board of Directors, in exchange for $100 per share and all accrued unpaid dividends.

(2)    Capitalization
       --------------

       To become a member-dealer, an independent hardware dealer must enter into a Subscription Agreement with Handy for the purchase of ten shares of Handy Class A Common Stock, $100 par value per share or ten shares of Preferred Stock for any additional store, with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share and Preferred Stock, $100 par value per share. Class B Common Stock and Preferred Stock are purchased to a formula based upon total purchases of merchandise by the member-dealer from Handy, which determines the "Desired Stock Ownership" for each member-dealer. The minimum Desired Stock Ownership is $10,000.

       Each member-dealer receives from Handy a semimonthly statement of Total Purchases made during the covered billing period and additional charge ("Purchase Funds") of 2 percent of warehouse purchases until the memberdealer's Desired Stock Ownership is attained. The Subscription Agreement entitles Handy to collect 2 percent of total purchases. Since May 1, 1983, however, the Board of Directors has determined to collect 2 percent of warehouse purchases only. On a monthly basis, we review the amount of unexpended Purchase Funds being held for each member-dealer. If a memberdealer has unexpended Purchase Funds of at least $2000, Handy applies such funds to the purchase of ten shares of Class B Common Stock and ten shares of Preferred Stock at $100 per share.

(3)    Transferability
       ---------------

       Holders of Class A Common Stock may not sell those shares to a third party without first offering to sell them back to Handy. There are no specific restrictions on the transfer of our Class B Common or Preferred Stock.






                                                           Page # 12 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                         ------------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

(4)    Membership Termination
       ----------------------

       Following written request, Handy will present to the Board of Directors a member-dealer's desire to have his stock repurchased and the member-dealer's Contract terminated. According to the current procedures established by the Board of Directors, a member-dealer's stock may be repurchased according to either of two options.

Option - I     The  member-dealer's  Class A Common Stock is repurchased at $100 per share.  Any funds remaining in the  member-dealer's  Purchase
               Fund Account will be returned at the dollar value of such account. Twenty percent or $3000, whichever is greater, of the total value of the Class B Common and Preferred Stock will be repurchased. The remaining value of the Class B Common and Preferred Stock is converted to a five-year interest bearing note. During the first four years, this note only pays interest.
               In the fifth year, both interest and principal are paid. The interest rate is determined by Handy's Board of Directors at the same time they approve the repurchase.

Option - II    Same as Option I except that the  remaining  value of the Class B
               Common  and   Preferred   Stock  is  discounted  15  percent  and
               reimbursed to the member-dealer immediately at the time of repurchase.


                                                           Page # 13 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                         ------------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------


NOTE 7 - COMPREHENSIVE EARNINGS
-------------------------------

The following disclosures include those required by FASB 115 for financial statements beginning after December 15, 1997.

1. Deferred compensation funded in the amount of $330,689 on the Balance Sheet as a non-current asset at March 31, 1999, includes equity securities classified as investments available for sale in the amount of $281,249 at fair market value. The $281,249 includes $99,644 unrealized gain on securities resulting from the increase in fair market value.

2.   Changes in Equity securities

                                                                Year Ended
                                                              March 31, 1999             Cumulative

     Beginning Balance-January 1, 1999                          $    279,644              $      -0-
     Purchases                                                         - 0 -                  98,890
     Dividends, interest and capital gains                               542                  82,715
     Unrealized gains on securities
           resulting from increase in
           fair market value                                           1,063                  99,644
                                                                ------------              -------------
     Balance-March 31, 1999                                     $    281,249              $  281,249
                                                                ============              =============


3.   Components of Comprehensive Earnings

                                        Total                Other Comprehensive             Net Earnings Exclusive
                                    Comprehensive           Earnings-Unrealized                     Of Other
                                      Earnings              Gains on Securities              Comprehensive Earnings

     Net Earnings Before
       Provision for
       Federal Income Tax           $   349,324                 $   1,063                             $ 348,261
     Provision for
       Federal Income Tax               125,148                       361                               124,787
                                    -----------                 ---------                               -------
     Net Earnings                   $   224,176                 $     702                             $ 223,474
                                    ===========                 =========                             =========




4.   Components of Comprehensive Earnings

                                                              Retained Earnings                Retained Earnings
                                                             Applicable to Other               Exclusive of Other
                                            Total           Comprehensive Earnings            Comprehensive Earnings
     Balance-January 1, 1999              $5,433,949            $   65,064                       $5,368,885
     Add: Net earnings year
          Ended March 31, 1999               224,176                   702                          223,474
     Deduct: Cash Dividends on
             Preferred Stock                 554,346                   -0-                          554,346
                                          ----------            ----------                       ----------
     Balance-March 31, 1999               $5,103,779            $   65,766                       $5,038,013
                                          ==========            ==========                       ==========


                                                           Page # 14 of 22 Pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     We maintained our steady growth in the first quarter of 1999 while continuing to meet our goal of providing quality goods to our member-dealers at our cost plus a reasonable mark-up charge. Net sales in the first quarter of 1999 increased 15.3% ($5,755,444) over sales during the same period in 1998, compared to a 13.8% growth rate ($4,584,713) in the first quarter of 1998 over 1997.

     Net Sales. Strong economic growth, continuing strength in consumer confidence and a positive response to our lumber and building materials program have resulted in higher rates of sales growth during the first quarter of 1999 than experienced in previous periods, evidenced by increased sales in all but two territories. Through the building materials program we pass along to member-dealers discounts we receive for early payment to building material vendors. In addition member-dealers receive longer payment terms from us than if they were to order such materials from vendors directly. These discounts in the traditionally low margin area of building materials have caused member-dealers to significantly increase their orders of these materials through us. Orders of building materials account for $2,208,396 of the increase in net sales, which is approximately 38.4% of the increase between the 1998 and 1999 periods.


     The following table summarizes sales during 1998 and 1999 by sales territory:

                                                   First Quarter 1999                              First Quarter 1998
                                          -------------------------------------------         ----------------------------
                                                            % Increase
                                                             in Sales
                                                            From First          % of                                 % of
                                                              Quarter           Total                                Total
Sales Territory                            Sales               1998             Sales              Sales             Sales
---------------                            -----               ----             -----              -----             -----
Houston Area                             $ 11,287,731          17%              26.0%            $  9,608,176        25.5%

Victoria, San Antonio,
Corpus Christ &
Rio Grande Valley Area*                     8,467,839          16%              19.5%               7,277,112        19.4%

North Texas, Dallas
& Fort Worth Area                           4,662,427          -6%              10.8%               4,942,941        13.1%

Austin, Brenham &
Central Texas Area                          5,654,012          23%              13.0%               4,585,611        12.2%

Southern Louisiana Area                     5,342,992          24%              12.3%               4,317,114        11.5%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                                3,508,670          15%               8.1%               3,055,331         8.1%

Arkansas Area                               1,534,714          -4%               3.5%               1,596,382         4.2%

Oklahoma Area                               2,937,417          31%               6.8%               2,249,885         6.0%
                                         ------------                          ------            ------------       ------

         Totals:                         $ 43,395,802 (1)                      100.0%            $ 37,632,552       100.0%
                                         ============                          ======            ============       ======

------------------------------------------------------
* Includes sales to Mexico and Central America member-dealers.
(1) Total does not include sales to dealers who were no longer member-dealers at end of period.

         The North Texas, Dallas and Fort Worth area continues to feel the pressure from retail warehouses which continue to erode the market share of independent hardware stores. In addition, this territory lost a significant member-dealer who generated $371,779 in sales during the first quarter of 1998. Further, sales in the Arkansas territory declined 4 percent due to a decline in the number of member-dealers in this territory.




                                                           Page # 15 of 22 Pages

        Net Material Costs and Rebates. Net material costs for the first quarter of 1999 were $39,693,476 compared to $34,122,126 for the same period in 1998, a
16.3 percent increase, which is higher than the 15.3 percent increase in net sales in the same periods. Net material costs as a percentage of net sales were
91.3 percent in the first quarter of 1999 as compared to 90.5 percent for the same period in 1998. This slight percentage increase was the result of an increase in the number of inventory items sold at a lower gross margin. Sales with a markup ranging from 0 to 2 percent increased from $16,839,627 in the 1998 period to $20,729,528 in the 1999 period, an increase of 23.1 percent. Further, in order to promote sales of lumber and building materials, we are foregoing our manufacturer's purchase discount by passing on the discount to the member-dealers through the building materials program.

         Payroll Costs. With unemployment at a three decade low, the U.S. labor market has seldom been tighter. The increase in payroll costs for the first quarter of 1999 resulted from salary increases needed to attract or retain high-quality employees. As a result, payroll costs during the quarter ended March 31, 1999, increased $141,130, an 8.6 percent increase over the same period in 1998, but much lower than the percentage increase in net sales. Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the first quarter of 1999 constituted 4.1 percent of both total expenses and net sales, compared to 4.3 percent for the first quarter of 1998. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

        Other Operating Costs. During the first quarter of 1999, other operating costs increased $205,567 (10.8%) compared to the same costs in the first quarter of 1998, but declined slightly as a percentage of net sales and total expenses. The amount spent for other operating costs for the first quarter of 1999 totaled $2,102,552 (4.8% of both net sales and total expenses) as compared to $1,896,985 spent for other operating costs during the same period of 1998 (5.0% of both net sales and total expenses).

Over 42.7% of the 1999 first quarter increase in other operating costs resulted from an increase in warehouse expenses (an increase of $145,275 over 1998 levels), while another 40% of the increase is the result of delivery costs increases (an increase of $152,562 over 1998 levels).

Net Earnings and Earnings Per Share
-----------------------------------

         While net sales for the first quarter of 1999 increased $5,755,444 (15.3%) and net material costs increased $5,571,350 (16.3%) from levels in the first quarter in 1998, gross margin increased by $184,094 (5.1%). This increase in gross margin was offset by the more substantial increases in payroll costs (8.6%) and in other operating costs (10.8%). Thus pretax net earnings decreased
41.6 percent, from $596,813 for the first quarter of 1998 to $348,261 in the same 1999 period, while after-tax net earnings decreased by 42.3 percent. Net earnings in the first quarter of 1999 decreased primarily due to an increase in sales with markups of only 0 to 2 percent, with fewer sales occurring with markups of 3 percent or greater, as previously discussed.

Our earnings per share decreased 62.7 percent in the first quarter of 1999 as compared to the same period of 1998 due to a decrease in net earnings in the first quarter of 1999. In addition, dividends accrued in the first quarter of 1999 represented a larger percentage of 1999 net earnings than dividends accrued in the first quarter of 1998.

Quarter-to-quarter variations in our earnings per share (in addition to the factors discussed above) reflect our commitment to lower pricing of our merchandise in order to deliver the lowest cost buying program to our memberdealers, (who own all of our stock), although this often results in lower net earnings. Because virtually all of our stockholders are also member-dealers, these trends benefit our individual stockholders who purchase our merchandise.

                                                           Page # 16 of 22 Pages

Therefore, there is no demand from shareholders that we focus greater attention upon earnings per share.



Seasonality
-----------

         Our quarterly net earnings traditionally have been subject to two primary factors. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. However, net earnings have varied substantially from year to year in the fourth quarter as a result of corrections to inventory made at year-end.


MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

         Financial Condition and Liquidity. During the period ending March 31, 1999, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software and delivery equipment to better meet the needs of our member-dealers.

Our operating activities provided net cash of $3,741,501 and $2,862,344 in the first three months of 1999 and 1998, respectively. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy.

During the first quarter of 1999 there was an increase of $804,707 in our cash and cash equivalents as compared to a decrease of $10,720 in the same 1998 period. Cash flow from operating activities increased during the first three months of 1999 to $3,964,975, as compared to $3,251,143 in 1998. This increase in cash flow was principally attributable to an increase in accounts payable and a smaller growth of inventory as compared to the same 1998 period. This increase in cash flow was offset by a larger increase in accounts receivable in the first quarter of 1999 than in the first quarter of 1998.

Accounts payable increased $12,220,897 during the first three months of 1999 as compared to an increase of $10,175,084 during the same period in 1998. This increase was due to extended dating terms for payment offered to us by suppliers.

Inventory had 35,509 stockkeeping units in the period ending March 31, 1999, which were maintained in response to member-dealer demand for more breadth of inventory. The increase in inventory in the first three months of 1999, although significant, was not as large as in the same period in 1998 due to constraints of the availability of warehouse space. In addition, in the first three months of 1999, accounts receivable increased 48 percent above the accounts receivable level in the first three months of 1998. This was mainly attributable to the strong economy which gave member-dealers confidence to make significant purchases at the spring trade show and to extended dating terms for payment offered to member-dealers at this trade show.

Net cash used for investing activities increased significantly in the first quarter of 1999. This increase was almost entirely due to the purchase of thirty acres of land to be used for future warehouse expansion.

Net cash provided by financing activities was $885,550 in the period ending March 31, 1999 as compared to net cash used for financing activities of $399,742 during the same period in 1998. This difference was principally attributable to borrowing on our line of credit to meet short term cash requirements as well as a decline in dividends paid from $682,368 in the first quarter of 1998 to $554,346 in the first quarter of 1999.


                                                           Page # 17 of 22 Pages

In August 1996, Chase Bank of Texas ("the Bank") extended to us an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date at an interest rate of prime minus one and one-half percent (1.5%) or, at our option, the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). In April 1997 the maturity date on the line of credit was extended to April 30, 1999 and in April 1998 further extended to April 30, 2000. It is anticipated that in April 1999 the line of credit will again be extended to April 30, 2001. The line of credit may be used from time to time for our working capital and other financing needs. On March 31, 1999, there was an outstanding balance on the line of credit of $1,143,772.

Our continuing ability to generate cash to meet our needs for funding our activities is highlighted by comparing three key liquidity measures -- working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:


                                               MARCH 31,             DECEMBER 31,            MARCH 31,
                                                  1999                    1998                  1998
                                               --------------------------------------------------------

Working Capital                                $9,677,910            $10,147,526             $9,284,639

Current Ratio                                  1.3 to 1              1.6 to 1                1.4 to 1

Long-Term Debt as Percentage
     of Capitalization                         9.8%                  6.9%                    6.4%


During the remainder of 1999, we expect to further expand our existing customer base in Oklahoma and Arkansas. We will finance this expansion with receipts from the sale of stock to new and current member-dealers and with anticipated increased revenues from sales to member-dealers in Oklahoma and Arkansas. We expect that this expansion will have a beneficial effect on its ability to generate cash to meet our funding needs.

In the first three months of 1999, we maintained a 95.1 percent service level (the measure of our ability to meet member-dealers' orders out of current stock) as compared to a service level of 95.8 percent for the same period of 1998. Inventory turnover was 6.0 times during the first three months of 1999 and 6.1 times for the first three months of 1998. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

Capital Resources
-----------------

       In the three month periods ending March 31, 1999, and March 31, 1998, our investment in capital assets (net of dispositions) was $1,276,221 and $92,524, respectively. Approximately 89.6 percent ($1,143,772) of the amount expended in the first three months of 1999 was used to complete the purchase of thirty acres of land for future warehouse expansion. By comparison, of the total amount expended in the first three months of 1998, $41,705 was used to purchase warehouse equipment, $34,517 was used to upgrade our fleet of automobiles and $15,720 was used to purchase computer hardware and software.

In January, 1999 we purchased from Catellus Development Corporation 29.96 acres of land located across the street from our current warehouse facility. The purchase price for the land is $0.90 per square foot ($1,174,774). The land will be used to relocate our retention pond, provide additional parking facilities and allow for future expansion of our current warehouse facility. The purchase was funded by drawing down on our line of credit.

Significant outlays of cash equivalents foreseen by us for the remainder of the year include the payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: approximately $2,626,000 will be used to relocate our current retention pond, construct additional parking and outside storage as well as prepare the site and begin construction on an expansion to our current warehouse facility.

                                                           Page # 18 of 22 Pages

Approximately $25,000 has been allocated to the purchase of warehouse equipment, while $35,000 has been allocated to upgrading computer equipment. Finally, we have allocated $25,000 for purchasing office equipment and $60,000 to improve our automobile fleet.


Our cash position of $3,882,719 at March 31, 1999, is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including draws on our line of credit may be needed to fund all or a portion of the expansion project.

Year 2000
---------

       The Year 2000 issue relates to the problems associated with the inability of computer programs, computer hardware and other equipment to properly calculate, store and use data after December 31, 1999. Hardware and software systems which only use a two-digit convention for keeping track of dates would improperly interpret the Year 2000 as the Year 1900. Errors of this type can result in system failures, miscalculations and the disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business functions. Although the extent of the problem is not yet known, the ramification of Year 2000 failures are expected to have a global impact. In response to the Year 2000 issues, we have developed a strategic plan divided into the following phases: assessment of in-house systems and review of vendor representations, in-house testing and implementation of remedial actions, third party communications and development of a contingency plan, as needed.

The first phase of our Year 2000 assessment program began in 1997 at which time we out-sourced the upgrade of all accounting software. In addition, we upgraded our midrange hardware platform and midrange software. To date, all such software has been upgraded and installed, and the licensor of our software systems has certified that such software is programmed to properly address Year 2000 scenarios. In addition, our department of Management Information System (the "MIS department") is continuing to evaluate our information and non-information technology systems. This review is enabling the MIS department to identify in-house software and non-information technology and equipment that is date sensitive and should therefore undergo testing.

After upgrading our accounting software and midrange hardware platform, we began conducting our in-house testing phase. In 1998 all upgraded midrange software, recently purchased software and other operating systems identified for testing were presented to our MIS department. The MIS department completed a portion of the testing phase during the fourth quarter of 1998. We did not encounter any material system disruption as a result of the Year 2000 during testing, and therefore, we expect that the performance of such systems will not be substantially disrupted when addressing the Year 2000.

During the initial review and testing phase, we determined to take certain actions to reduce the effects of Year 2000 related disruptions on our activities. Beginning with upgrading the accounting software in 1997, we are continuing to take preventive measures to address issues which are identified by our MIS department during testing. The testing of accounting and midrange software was completed in the first quarter of 1999. Implementation of any remedial actions will commence during the second quarter of 1999. In addition, testing of warehouse management software is expected to begin during the second quarter of 1999, followed by performance of remedial actions in the third quarter. Remedial actions may include upgrading or replacing software or other technology before the end of 1999.

In 1998 we began a third phase, which consists of informal communications with our member-dealers, third party suppliers, service providers and distributors, to evaluate the status of their Year 2000 readiness programs. We have received and are relying on Year 2000 readiness reports and statements periodically issued by third parties, such as telephone service carriers, insurance carriers, financial services providers and various vendors of our software programs. In addition, our MIS department responds to all third party requests for information concerning the status of our Year 2000 review. All such third party

                                                           Page # 19 of 22 Pages
communications are expected to be completed during the third quarter of 1999. While there can be no guarantee that the systems of other companies on which we rely will be timely converted or that the conversion will be compatible with our systems, based on the representations received to date, we do not foresee material disruptions in our business as a result of Year 2000 issues involving third parties.



Although we cannot predict with certainty all effects of Year 2000 issues, we have developed contingency plans to the extent necessary to continue business functions in the event an unforeseen material disruption occurs. We believe that such event, at most, will require employees to manually complete otherwise automated tasks or calculations, such as receiving, filling and shipping customer orders. We do not expect that any additional training would be required to perform these tasks on a manual basis, although performing such tasks may require additional time or personnel. We have determined an alternate method for memberdealers to forward purchase orders via telecopier, having received favorable Year 2000 readiness reports from all third parties involved in providing our telecopier service. In addition, we are continuing to identify, to the extent possible, other vendors, purchasers or third party contractors to provide services in order to maintain normal business operations.

Our core business activities consist of purchasing and warehousing hardware inventory which is sold and shipped to member-dealers. We maintain a computer system through which member-dealers transmit orders for goods directly to us. In addition, our software catalogs inventory, receives purchase orders, performs accounting functions and tracks shipping of inventory. Because our "mission critical" equipment consists mainly of computer software and hardware, the most reasonably likely worst case Year 2000 scenario for us would involve either a failure of operating systems to properly address Year 2000 scenarios or a prolonged disruption of power sources on which these systems rely. Such events could result in a business interruption that could materially affect our operations, liquidity or capital resources. We are continuing to test operating systems to predict and reduce the effects of Year 2000 disruptions. However, no economically feasible contingency plan has been developed for maintaining a separate and duplicate secondary power supply for every major component of our core equipment. We are relying upon representations by these third parties that no material disruption of services are anticipated as a result of the Year 2000.

As of March 31, 1999, the cost for implementing our Year 2000 program is $368,000. We will continue to utilize both internal and external resources to anticipate and address the effects of Year 2000 scenarios.


                     QUANTITATIVE & QUALITATIVE DISCLOSURES
                     --------------------------------------
                               ABOUT MARKET RISKS
                               ------------------


Not Applicable



                                                           Page # 20 of 22 Pages

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings -

             In August 1997, a Handy truck struck two passenger vehicles in a multivehicle accident in Harris County, Texas. Three lawsuits have been filed in the District Court of Harris County, Texas, arising out of the accident, two wrongful death actions by the parents of two women killed in the accident, and one case for damages related to disabling injuries to a third person in the same accident. All but one of the wrongful death actions have been settled within insurance limits. The remaining wrongful death suit is scheduled to go to trial in September 1999.

Item 2.      Changes in Securities and Use of Proceeds - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits & Reports on Form 8-K - None

Item 7.      Signatures



























                                                           Page # 21 of 22 Pages

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






Date  5/14/99
      ------------------















                                                           Page # 22 of 22 Pages