Form 10-Q
period 1999-06-30
HANDY HARDWARE WHOLESALE INC
filed 1999-08-16
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                    of 1934.

                  For the quarterly period ended June 30, 1999.

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

                           Yes         [X]                    No

The number of shares outstanding of each of the Registrant's classes of common stock as of June 30, 1999, was 9,120 shares of Class A Common Stock, $100 par value, and 56,739 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX



PART I            Financial Information                                 Page No.

         Item     1.       Financial Statements

                     Condensed Balance Sheet June 30, 1999
                           and December 31, 1998 ..........................  3-4

                     Condensed Statement of Earnings - Three Months &
                           Six Months Ended June 30, 1999 and 1998.........    5

                     Condensed Statement of Cash Flows - Six Months
                           Ended June 30, 1999 and 1998...................     6

                     Notes to Condensed Financial Statements..............  7-13


         Item 2.     Management's Discussion & Analysis of Financial
                           Condition and Results of Operations............ 14-19

         Item 3.     Quantitative & Qualitative Disclosures About
                           Market Risk....................................    19

PART II           Other Information

         Item 1            Legal Proceedings..............................    20

         Items 2-3         None

         Items 4     Submission of Matters to a Vote of
                     Security Holders.....................................    20

         Items 5-6         None

         Signatures                                                           21

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                                                          JUNE 30,                     DECEMBER 31,
                                                                                           1999                            1998
                                                                                         ---------                    ------------
     ASSETS

     CURRENT ASSETS
        Cash                                                                     $      1,410,732                   $ 1,113,122
        Accounts Receivable, net of
             subscriptions receivable in
             the amount of $66,924 for 1999
             and $51,735 for 1998                                                      11,937,568                    10,335,445
        Notes Receivable (Note 3)                                                          11,511                        10,174
        Inventory                                                                      14,921,072                    14,106,010
        Other Current Assets                                                              259,584                       371,322
        Prepaid Income Tax                                                                    -0-                       105,884
                                                                                      -----------                   -----------
                                                                                 $     28,540,467                   $26,041,957
                                                                                      -----------                   -----------

     PROPERTY, PLANT AND EQUIPMENT (Note 2)
        At Cost Less Accumulated Depreciation
        of $4,991,915(1999) and $4,517,166 (1998)                                     $10,464,461                   $ 9,516,835
                                                                                      -----------                   -----------

     OTHER ASSETS
         Notes Receivable (Note 3)                                                    $   133,310                   $   130,362
         Deferred Compensation Funded                                                     353,687                       329,084
         Other Noncurrent Assets                                                              -0-                        23,959
                                                                                      -----------                   -----------
                                                                                      $   486,997                   $   483,405
                                                                                      -----------                   -----------
     TOTAL ASSETS                                                                     $39,491,925                   $36,042,197
                                                                                      ===========                   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
         Note Payable-Line of Credit                                                  $   445,000                   $       -0-
         Notes Payable-Stock (Note 4)                                                      51,350                        26,750
         Notes Payable-Capital Lease                                                       48,656                        58,308
         Accounts Payable - Trade                                                      16,751,043                    14,912,983
         Other Current Liabilities                                                      1,118,574                       896,390
                                                                                      -----------                   -----------
                                                                                      $18,414,623                   $15,894,431
                                                                                      -----------                   -----------
     NONCURRENT LIABILITIES
         Note Payable-Line of Credit                                                  $   445,000                   $       -0-
         Notes Payable-Stock (Note 4)                                                     822,800                       521,280
         Notes Payable-Capital Lease                                                       52,883                        66,864
         Notes Payable-Vendor                                                             121,127                       114,707
         Deferred Compensation Payable                                                    353,687                       329,084
         Deferred Income Taxes Payable (Note 5)                                           245,188                       248,033
                                                                                      -----------                   -----------
                                                                                      $ 2,040,685                   $ 1,279,968
                                                                                      -----------                   -----------

     TOTAL LIABILITIES                                                                $20,455,308                   $17,174,399
                                                                                      ===========                   ===========



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                                                  JUNE 30,                     DECEMBER 31,
                                                                                    1999                         1998
                                                                                -------------                ------------
     STOCKHOLDERS' EQUITY
         Common Stock, Class A,
             authorized 20,000 shares, $100
             par value per share, issued
             9,340 & 8,930 shares                                               $   934,000                     $ 893,000
         Common Stock, Class B,
             authorized 100,000 shares, $100
             par value per share, issued
             59,486 & 55,667 shares                                               5,948,600                     5,566,700
         Common Stock, Class B
             Subscribed 4,274.67 & 4,309.98
             shares                                                                 427,467                       430,998
                 Less Subscription Receivable                                       (33,462)                      (25,867)
         Preferred Stock 10% Cumulative,
             authorized 100,000 shares, $100
             par value per share, issued
             62,245.75 & 58,246.50 shares                                         6,224,575                     5,824,650
         Preferred Stock, Subscribed
             4,274.67 & 4,309.98 shares                                             427,467                       430,998
                 Less Subscription Receivable                                       (33,462)                      (25,868)
         Paid in Surplus                                                            345,675                       339,238
                                                                                -----------                   -----------
                                                                                $14,240,860                   $13,433,849
         Less: Cost of Treasury Stock
             5,885.25 & -0- shares                                                  588,525                          -0-
                                                                                -----------                  -----------
                                                                                $13,652,335                   $13,433,849

       Retained Earnings exclusive of other
             comprehensive earnings (Note 7)                                      5,303,699                     5,368,885
       Retained Earnings applicable to other
             comprehensive earnings (Note 7)                                         80,583                        65,064
                                                                                -----------                   -----------
                                                                                  5,384,282                     5,433,949
                                                                                 ----------                   -----------

             Total Stockholders' Equity                                         $19,036,617                   $18,867,798
                                                                                -----------                   -----------

       TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                                                     $39,491,925                   $36,042,197
                                                                                ===========                   ===========








The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                         CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                          QUARTER                              SIX MONTHS
                                                       ENDED JUNE 30,                         ENDED JUNE 30,
                                             ---------------------------------     -----------------------------------------
                                                   1999                1998            1999               1998
                                                   ----                ----            ----               ----

REVENUES
Net Sales                                    $  37,604,020        $ 35,351,671     $ 81,063,817        $ 73,056,024
Sundry Income                                      201,898             205,586          677,616             753,905
                                             -------------        -------------    ------------        ------------
TOTAL REVENUES                               $  37,805,918        $ 35,557,257     $ 81,741,433        $ 73,809,929
                                             -------------        ------------     ------------        ------------

EXPENSE
Net Mat'l. Costs                             $  33,417,040        $ 31,402,517     $ 73,110,516        $ 65,524,643
Payroll Costs                                    1,776,319           1,704,982        3,548,542           3,336,075
Other Operating Costs                            2,185,199           2,178,754        4,287,751           4,075,739
Interest Expense                                    13,767               7,034           32,770              12,689
                                             -------------        ------------     ------------        ------------
TOTAL EXPENSE                                $  37,392,325        $ 35,293,287     $ 80,979,579        $ 72,949,146
                                             -------------        ------------     ------------        ------------

NET EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                                   $     413,593        $   263,970      $    761,854        $    860,783
                                             -------------        -----------      ------------        ------------


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5)                               (147,907)           (97,040)         (272,694)           (305,054)
                                              -------------       -----------      ------------        ------------

NET EARNINGS                                 $     265,686        $   166,930      $    489,160        $    555,729


OTHER COMPREHENSIVE EARNINGS
Unrealized Gain on
  Securities (Note 7)                        $      22,450        $        -0-     $     23,513        $         -0-
Provision for Federal
  Income Tax (Note 5)                               (7,633)                -0-           (7,994)                 -0-
                                              ------------        -----------      ------------        ------------
Other Comprehensive
  Earnings Net of Tax                        $      14,817        $        -0-     $     15,519        $         -0-
                                             -------------        -----------      ------------        ------------
TOTAL COMPREHENSIVE
  EARNINGS                                   $     280,503        $   166,930      $    504,679        $    555,729
                                             -------------        -----------      ------------        ------------

LESS ACCRUED
DIVIDENDS ON
PREFERRED STOCK                                   (138,586)          (170,592)         (277,173)           (341,184)
                                             -------------        -----------      ------------        ------------

NET EARNINGS
APPLICABLE
TO COMMON
STOCKHOLDERS                                 $    141,917         $    (3,662)     $    227,506        $    214,545
                                             ============         ===========      ============        ============

NET EARNINGS PER
SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                             $       2.01         $     (0.05)     $       3.27        $       3.24
                                             ============         ===========      ============        ============



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                           1999                   1998
                                                                                           ----                   ----
CASH FLOWS FROM OPERATING ACTIVITY
     Net Earnings                                                                    $   489,160             $   555,729
                                                                                     -----------             -----------
         Adjustments to Reconcile Net
              Earnings to Net Cash Provided by
              Operating Activities:
                  Depreciation                                                       $   494,117             $   425,189
                  Increase (Decrease) in Deferred
                    Income Tax                                                            (2,845)                  3,982
                  Unrealized gain (increase in fair
                    market value of securities)                                           15,519                      -

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                             $(1,602,123)            $  (822,024)
         Increase in Notes Receivable                                                     (4,285)                 (8,038)
         Increase in Deferred Compensation
              Investment                                                                 (24,603)                     -
         Increase in Inventory                                                          (815,062)               (379,952)
         Decrease in Other Assets                                                        241,581                  90,938
         Increase in Note Payable-Vendor                                                   6,420                   8,038
         Increase in Accounts Payable                                                  1,838,060                 630,716
         Increase in Other Liabilities                                                   222,184                 314,843
         Decrease in Federal Income
              Taxes Payable                                                                  -0-                 (45,253)
         Increase in Deferred Compensation
              Payable                                                                     24,603                      -
                                                                                     -----------             -----------
              TOTAL ADJUSTMENTS                                                      $   393,566             $   218,439
                                                                                     -----------             -----------
              NET CASH PROVIDED BY
                 OPERATING ACTIVITIES                                                $   882,726             $   774,168
                                                                                     -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                            $(1,441,743)            $  (321,014)
     Disposition of Fixed Assets                                                             -0-                     -0-
                                                                                     -----------             -----------
         NET CASH USED FOR
            INVESTING ACTIVITIES                                                     $(1,441,743)            $  (321,014)
                                                                                     -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase Note Payable - Line of Credit                                          $   890,000             $       -0-
     Increase in Notes Payable - Stock                                                   326,120                 214,160
     Decrease in Notes Payable - Capital Lease                                           (23,633)                (28,855)
     Increase in Subscription Receivable                                                 (15,189)                (20,581)
     Proceeds From Issuance of Stock                                                     822,200                 713,388
     Purchase of Treasury Stock                                                         (588,525)               (379,600)
     Dividends Paid                                                                     (554,346)               (682,368)
                                                                                      -----------            -----------
         NET CASH PROVIDED BY (USED FOR) FINANCING
            ACTIVITIES                                                               $   856,627             $  (183,856)
                                                                                     -----------             ------------

NET INCREASE
   IN CASH & CASH EQUIVALENTS                                                        $   297,610             $   269,298

CASH & CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                           1,113,122               1,123,842
                                                                                     -----------             -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                             $ 1,410,732             $ 1,393,140
                                                                                     ===========             ===========

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
     Interest Expense Paid                                                      $         32,770             $    12,689
     Income Taxes Paid                                                                   295,979                 315,693

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

(3)      Cash:
         For purposes of the statement of cash flows, Handy considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(4)      Inventories:
         Inventories are valued at the lower of cost or market method, determined by the first in, first out method, with proper adjustment having been made for any old or obsolete merchandise.

(5)      Earnings Per Share:
         Net earnings per common share (Class A and Class B Combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                   QUARTER ENDED                         SIX MONTHS ENDED
                                                                      JUNE 30,                                JUNE 30,
                                                           1999                  1998                  1999              1998
                                                           ----                  ----                  ----              ----
Calculation of Net Earnings Per Share
      of Common Stock
      Net Earnings                                      $ 280,503              $166,930               $504,679          $555,729
      Less: Accrued Dividends
                   on Preferred Stock                    (138,586)             (170,592)              (277,173)         (341,184)
                                                        ---------              --------               --------          --------
                                                        $ 141,917              $ (3,662)              $227,506          $214,545

      Weighted Average
          Shares of Common Stock
          (Class A & Class B)
          outstanding                                      70,447                66,657                 69,677            66,296

      Net Earnings Per Share
      of Common Stock                                   $    2.01              $  (0.05)              $   3.27          $   3.24
                                                        =========              =========               =======          ========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(6)   Revenue Recognition:
      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Accordingly, revenues and expenses are accounted for using the accrual basis of accounting. Under this method of accounting, revenues and receivables are recognized when merchandise is shipped or services are rendered and expenses are recognized when the liability is incurred.

(7)   Accounting for Dividends on Preferred Stock:
      Handy pays dividends on Preferred Stock during the first quarter of each fiscal year. Only holders of Preferred Stock on January 31 are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31, during which the Preferred Stock was held.

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

      When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the six months ended June 30, 1999, contained herein, therefore, are net of dividends actually paid during the first quarter of 1999 in the amount of $554,346.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:

                                                           JUNE 30,                               DECEMBER 31,
                                                            1999                                     1998
                                                         -----------                              -----------
Land                                                     $ 3,201,569                              $ 2,027,797
Building & Improvements                                    7,871,224                                7,859,100
Furniture, Computer, Warehouse                             3,956,189                                3,721,832
Transportation Equipment                                     427,394                                  425,272
                                                         -----------                              -----------
                                                         $15,456,376                              $14,034,001

Less:  Accumulated Depreciation                           (4,991,915)                              (4,517,166)
                                                         -----------                              -----------
                                                         $10,464,461                              $ 9,516,835
                                                         ===========                              ===========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - NOTES RECEIVABLE

Notes receivable reflect amounts due to Handy from its member-dealers under a deferred payment agreement and an installment sale agreement.

Under the deferred payment agreement, Handy supplies member-dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the member-dealer continues to purchase General Electric lamps through Handy. If a member-dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric bills Handy for the member-dealer's initial order and the note becomes immediately due and payable in full to Handy.

Under  the  installment  sale  agreement,   Handy  sells  computer  hardware  to
member-dealers, the purchase price of which is due and payable by member-dealers to Handy in thirty-six monthly installments of principal and interest.

Notes Receivable are classified as follows:

                                                         CURRENT PORTION                             NONCURRENT PORTION
                                                        ------------------                      ---------------------------
                                                        JUNE 30,   DEC. 31,                     JUNE 30,            DEC. 31,
                                                        -------    -------                      -------             -------
                                                         1999        1998                         1999               1998
                                                         ----        ----                         ----               ----
Deferred Agreement                                    $   -0-        $   -0-                    $121,127            $114,707
Installment Sale Agreement                             11,511         10,174                      12,183              15,655
                                                      -------        -------                    --------            --------
                                                      $11,511        $10,174                    $133,310            $130,362
                                                      =======        =======                    ========            ========

NOTE 4 - NOTES PAYABLE STOCK

The five year, interest bearing notes payable - stock reflect amounts due from Handy to former member-dealers for the repurchase of shares of Handy stock owned by these former member-dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 5.25% to 7.0%.

Notes Payable - Stock are classified as follows:

                                                         CURRENT PORTION                             NONCURRENT PORTION
                                                        ------------------                      ---------------------------
                                                        JUNE 30,   DEC. 31,                     JUNE 30,            DEC. 31,
                                                        -------    -------                      -------             -------
                                                         1999        1998                         1999               1998
                                                         ----        ----                         ----               ----
                                                      $51,350        $26,750                    $822,800            $521,280


Principal payments due over the next five years are as follows:

                                                  1999              $ 51,350
                                                  2000                74,000
                                                  2001                57,000
                                                  2002                32,800
                                                  2003               324,280
                                                                     --------
                                                                    $539,430

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

                                                                        QUARTER ENDED                 YEAR ENDED
                                                                           JUNE 30,                  DECEMBER 31,
                                                                            1999                         1998
                                                                        --------------                ------------
Excess of tax over book depreciation                                    $  1,269,126             $  1,270,884

Allowance for Bad Debt                                                        (7,195)                  (7,195)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                           (293,618)                (292,008)

Deferred Compensation                                                       (247,173)                (242,173)
                                                                        ------------             ------------

     Total                                                              $    721,140             $    729,508
     Statutory Tax Rate                                                           34%                      34%
                                                                        ------------             ------------
     Cumulative Deferred Income Tax Payable                             $    245,188             $    248,033
                                                                        ============             ============

     Classified as:
           Current Liability                                            $        -0-             $        -0-
           Noncurrent Liability                                              245,188                  248,033
                                                                        ------------             ------------
                                                                        $    245,188             $    248,033
                                                                        ============             ============

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                        QUARTER ENDED                 YEAR ENDED
                                                                           JUNE 30,                  DECEMBER 31,
                                                                            1999                         1998
                                                                        --------------                ------------
Principal Components of Income Tax Expense
     Federal:
           Current
           Income tax paid                                              $    190,095              $   315,693
           Carry-over of prepayment
           from prior year                                                   105,884                      -0-
           Refund received for overpayment
           from prior year                                                       -0-                      -0-
                                                                        ------------              -----------
                                                                        $    295,979              $   315,693
     Federal Income Tax Payable                                              (12,446)                 (14,621)
           Carry-over to subsequent year                                         -0-                      -0-
                                                                        ------------              -----------
             Income tax for tax reporting
             at statutory rate of 34%                                   $    283,533              $   301,072
           Deferred
           Adjustments for financial reporting:
             Depreciation                                                       (598)                  (1,109)
             263A Uniform Capitalization Costs                                  (547)                   6,724
             Other                                                            (1,700)                  (1,633)
                                                                        ------------              -----------
             Provision for federal income tax                           $    280,688              $   305,054
                                                                        ============              ===========

     Handy is not exempt from income tax except for municipal bond interest earned in the amount of $549.
     Handy's not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income.

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


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

          The holders of Preferred Stock are entitled to cumulative dividends. Handy's Articles of Incorporation require the Board of Directors to declare a dividend each year of not less than 7 percent nor more than 20 percent of the par value ($100.00 per share) of the shares of Preferred Stock. The Preferred Stock has a liquidation value of $100 per share. The holders of Preferred Stock are not entitled to vote on matters submitted to a vote of shareholders except in matters which would change their rights as shareholders. The shares of Preferred Stock are not convertible, but are subject to redemption (at the option of Handy) by vote of Handy's Board of Directors, in exchange for $100 per share and all accrued unpaid dividends.

(2)       Capitalization

          To become a member-dealer, an independent hardware dealer must enter into a Subscription Agreement with Handy for the purchase of ten shares of Handy Class A Common Stock, $100 par value per share, or ten shares of Preferred Stock for any additional store, with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share, and Preferred Stock, $100 par value per share. Class B Common Stock and Preferred Stock are purchased pursuant to a formula based upon total purchases of merchandise by the member-dealer from Handy, which determines the "Desired Stock Ownership" for each member-dealer. The minimum Desired Stock Ownership is $10,000.

          Each member-dealer receives from Handy a semimonthly statement of Total Purchases made during the covered billing period and an additional charge ("Purchase Funds") of 2 percent of warehouse purchases until the member- dealer's Desired Stock Ownership is attained. The Subscription Agreement entitles Handy to collect 2 percent of total purchases. Since May 1, 1983, however, the Board of Directors has determined to collect 2 percent of warehouse purchases only. On a monthly basis, Handy reviews the amount of unexpended Purchase Funds being held for each member-dealer. If a member- dealer has unexpended Purchase Funds of at least $2000, Handy applies such funds to the purchase of ten shares of Class B Common Stock and ten shares of Preferred Stock at $100 per share.

(3)       Transferability

          Holders of Class A Common Stock may not sell those shares to a third party without first offering to sell them back to Handy. There are no specific restrictions on the transfer of Class B Common or Preferred Stock.

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

(4)       Membership Termination

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

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - COMPREHENSIVE EARNINGS

The following disclosures include those required by FASB 115 for financial statements beginning after December 15, 1997.

1. Deferred compensation funded in the amount of $353,687 on the Balance Sheet as a non-current asset at June 30, 1999, includes equity securities classified as investments available for sale in the amount of $307,332 at fair market value. The $307,332 includes $122,094 unrealized gain on securities resulting from the increase in fair market value.

2.   Changes in Equity securities

                                                             Six Months Ended
                                                              June 30, 1999              Cumulative
                                                             ----------------            ----------
     Beginning Balance-January 1, 1999                        $   279,644                $      -0-
     Purchases                                                      3,085                   101,975
     Dividends, interest and capital gains                          1,090                    83,263
     Unrealized gains on securities
           resulting from increase in
           fair market value                                       23,513                   122,094
                                                              -----------                ----------
     Balance-June 30, 1999                                    $   307,332                $  307,332
                                                              ===========                ==========


3.   Components of Comprehensive Earnings

                                        Total               Other Comprehensive              Net Earnings Exclusive
                                    Comprehensive           Earnings-Unrealized                     Of Other
                                      Earnings              Gains on Securities              Comprehensive Earnings
                                    -------------           -------------------              ----------------------
     Net Earnings Before
       Provision for
       Federal Income Tax           $   808,880                 $  23,513                             $ 785,367
     Provision for
       Federal Income Tax              (288,682)                   (7,994)                             (280,688)
                                    ------------                ----------                            ----------
     Net Earnings                   $   520,198                 $  15,519                             $ 504,679
                                    ============                ==========                            ==========

4.   Components of Comprehensive Earnings

                                                             Retained Earnings                    Retained Earnings
                                                             Applicable to Other                  Exclusive of Other
                                            Total           Comprehensive Earnings               Comprehensive Earnings
                                            -----           ----------------------               ----------------------
     Balance-January 1, 1999              $5,433,949            $   65,064                          $5,368,885
     Add: Net earnings year
          Ended June 30, 1999                504,679                15,519                             489,160
     Deduct: Cash Dividends on
             Preferred Stock                 554,346                   -0-                             554,346
                                          ----------            ----------                          ----------
     Balance-June 30, 1999                $5,384,282            $   80,583                          $5,303,699
                                          ==========            ==========                          ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     We maintained our steady growth in the second quarter of 1999 while continuing to meet our goal of providing quality goods to our member-dealers at our cost plus a reasonable mark-up charge. Net sales in the second quarter of 1999 increased 6.4% ($2,252,349) over sales during the same period in 1998, compared to a 17.3% growth rate ($5,201,624) in the second quarter of 1998 over 1997's second quarter.

     Net sales during the first six months of 1999 increased $8,007,793 compared to the same period in 1998. However, sales in the second quarter of 1999 were not as robust as in the first quarter of the year, contributing only 28% of the net sales increase. The softening sales can be attributed to a decline in oil prices which impacts overall business conditions in our selling territory and labor and material shortages in the building industry. For the first six months of 1999, net sales increased 11.0% over 1998, as compared to a 15.5% increase for the same period in 1998 over 1997.

     Net Sales. Strong economic growth, continuing strength in consumer confidence and a positive response to our lumber and building materials program have resulted in higher rates of sales growth during the first six months of 1999 than experienced in previous periods, evidenced by increased sales in all but one territory. Through the building materials program we pass along to member-dealers discounts we receive for early payment to building material vendors. In addition member-dealers receive longer payment terms from us than if they were to order such materials from vendors directly. These discounts in the traditionally low margin area of building materials have caused member-dealers to significantly increase their orders of these materials through us. Orders of building materials account for $3,415,541 (42.7%) of the increase in net sales between the 1998 and 1999 first six month periods.

     The following table summarizes the Company's sales during 1998 and 1999 by sales territory:

                                            First Six Months 1999                                  First Six Months 1998
                                      -----------------------------------------------           --------------------------
                                                              % Increase
                                                              in Sales
                                                              From First        % of                                 % of
                                                              Six Months        Total                                Total
Sales Territory                       Sales                   of 1998           Sales              Sales             Sales
---------------                       -----                   -------           -----              -----             -----
Houston Area                          $21,105,239               9%              26.2%          $19,427,149           26.5%

Victoria, San Antonio,
Corpus Christ &
Rio Grande Valley Area*                15,359,082              13%              19.0%           13,611,210           18.5%

North Texas, Dallas
& Fort Worth Area                       8,703,961             -12%              10.8%            9,899,200           13.5%

Austin, Brenham &
Central Texas Area                     10,104,374              18%              12.5%            8,542,344           11.6%

Southern Louisiana Area                10,504,939              20%              13.0%            8,759,685           11.9%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                            6,922,992              14%               8.6%            6,069,377            8.3%

Arkansas Area                           2,861,445               3%               3.5%            2,779,272            3.8%

Oklahoma Area                           5,164,377              19%               6.4%            4,329,013            5.9%
                                       ----------             ----             ------          -----------          ------

         Totals:                      $80,726,409 (1)                          100.0%          $73,417,250          100.0%
                                      ===========                              ======          ===========          -----

------------------------------------------------------
* Includes sales to Mexico and Central America member-dealers.
(1) Total does not include sales to dealers who were no longer member-dealers at end of period.

     The North Texas, Dallas and Fort Worth area continues to feel the pressure from retail warehouses in their market which continues to erode the market share of independent hardware stores. In addition, this territory lost one significant member- dealer who generated $1,450,084 in sales during the first six months of 1998.

     Net Material Costs and Rebates. Net material costs for the second quarter and first six months of 1999 were $33,417,040 and $73,110,516, respectively, compared to $31,402,517 and $65,524,643, respectively, for the same periods in 1998. Net material costs for the second quarter and first six months of 1999 increased 6.4 percent and 11.6 percent, respectively, over the same periods in 1998. Net material costs were 88.9 percent of sales in the second quarter of 1999 as compared to 88.8 percent of sales for the same period in 1998, while for the first six months of 1999 and 1998 net materials costs were 90.2 percent and
89.7 percent of sales, respectively. These slight increases resulted from an increase in the number of inventory items sold at a lower gross margin. Sales with a markup ranging from 0 to 4 percent increased to $17,276,592 in the second quarter of 1999 from $14,385,181 during the second quarter of 1998, while these sales for the first six months of 1999 and 1998 were $39,591,104 and
$32,485,442, respectively. Further, in order to promote sales of lumber and building materials, we are foregoing our manufacturer's purchase discount by passing on the discount to our member-dealers. The negative impact of these factors on net material costs were offset by the positive effect of an increase in factory rebates which we took as a credit against material costs in both the second quarters and first halves of 1999 and 1998. Second quarter rebates increased $100,622 or 9.1 percent (1999 - $1,202,764 vs. 1998 - $1,102,142)
while rebates for the first six months increased $200,220 or 8.6 percent (1999 - $2,531,595 vs. 1998 - $2,331,375).

     Payroll Costs. With unemployment at a three decade low, the U.S. labor market has seldom been tighter. The increases in payroll costs for the second quarter and first six months of 1999 resulted from salary increases needed to attract or retain high-quality employees. As a result, payroll costs for the second quarter and first six months of 1999 increased 4.2 percent and 6.4 percent, respectively, over the same periods in 1998. However, these increases in payroll costs remained much lower than the percentage increases in net sales for the same periods. Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant.

     Payroll costs for the second quarter of 1999 constituted 4.7 percent of both net sales and total expenses, compared to 4.8 percent for the same quarter of 1998. Payroll costs were 4.4 percent of both net sales and total expenses for the first six months of 1999, as compared to 4.6 percent for the same period in 1998. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     Other Operating Costs. During the second quarter and for the first six months of 1999 other operating costs remained fairly constant, increasing only
0.3 percent and 5.2 percent, respectively, compared to the same periods of 1998. Other operating costs were 5.8% of total expenses in the 2nd quarter of 1999 as compared to 6.2% of total expenses for the second quarter of 1998. For the six month period ending June 30, 1999, other operating costs were 5.3% of total expenses as compared to 5.6% of total expenses during the same period in 1998. In both comparisons, other operating costs have increased by a smaller percentage than the percentage growth in net sales and total expenses.

     Over 71.3% of the 1999 first six months increase in other operating costs resulted from an increase in general and administrative expenses (an increase of $151,266 over 1998 levels), while another 25.6% of the increase is the result of warehouse expense increases (an increase of $54,242 over 1998 levels).

     Net Earnings and Earnings Per Share. Net sales for the second quarter of 1999 increased $2,252,349 (6.4%)over net sales for the second quarter of 1998, net material costs increased $2,014,523 (6.4%), while gross margin increased $237,826 (6.0%). This increase in gross margin, offset by only slight increases in payroll costs, other operating costs and interest expenses, resulted in a
56.7 percent increase in pretax net earnings, from $263,970 in the second quarter of 1999 to $413,593 in the same 1999 period. After tax net earnings for the second quarter of 1999 increased 68 percent over after tax net earnings for the same 1998 period.

     Net sales for the first six months of 1999 increased $8,007,793 (11.0%) and net material costs increased $7,585,873 (11.6%) from levels in the first six months in 1998, resulting in gross margin increasing by $421,920 (5.6%). This increase in gross margin was offset by more substantial increases in payroll costs (6.4%) and in other operating costs (5.2%). Thus pretax net earnings decreased 11.5 percent, from $860,783 for the first six months of 1998 to $761,854 in the same 1999 period, while after-tax net earnings decreased by 9.2 percent. Net earnings in the first six months of 1999 decreased primarily due to an increase in sales with markups of only 0 to 4 percent, with fewer sales occurring with markups of 5 percent or greater, as previously discussed.

     Our net earnings per share increased significantly in the second quarter of 1999, resulting in a slight increase in earnings per share in the first six months of 1999 as compared to the same period of 1998. This increase was due to an increase in net earnings in the second quarter, as well as a decline in the dividends accrued as a percentage of 1999 net earnings. In the first six months of 1999 total comprehensive earnings declined, while dividends accrued represented a smaller percentage of 1999 net earnings than dividends accrued in the first six months of 1998 (54.9% in 1999 as compared to 61.4% in 1998).

     Quarter-to-quarter variations in our earnings per share (in addition to the factors discussed above) reflect our commitment to lower pricing of our merchandise in order to deliver the lowest cost buying program to our member-dealers, (who own all of our stock), although this often results in lower net earnings. Because virtually all of our stockholders are also member-dealers, these trends benefit our individual stockholders who purchase our merchandise.

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


MATERIAL CHANGES IN FINANCIAL CONDITION

     Financial Condition and Liquidity. During the period ending June 30, 1999, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in land, inventory, warehouse and computer equipment, software and delivery equipment to better meet the needs of our member-dealers. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy.

     During the first six months of 1999 there was an increase of $297,610 in our cash and cash equivalents as compared to an increase of $269,298 in the same 1998 period. Cash flow from operating activities increased during the first six months of 1999 to $882,726, as compared to $774,168 in 1998. This increase in cash flow was principally attributable to an increase in accounts payable as compared to the same 1998 period. This increase in cash flow was offset by a larger increase in accounts receivable in the first six months of 1999 than in the first six months of 1998 and a greater growth of inventory as compared to the same 1998 period.

     Accounts payable increased $1,838,060 during the first six months of 1999 as compared to an increase of $630,716 during the same period in 1998. This increase was due to extended dating terms for payment offered to us by suppliers.

     Inventory had 35,524 stockkeeping units in the period ending June 30, 1999, which were maintained in response to member-dealer demand for more breadth of inventory. In addition, in the first six months of 1999, accounts receivable increased $1,602,123 as compared to $822,024 during the first six months of 1998. This was mainly attributable to the strong economy, which gave member-dealers confidence to make significant purchases at the spring trade show and to extended dating terms for payment offered to member-dealers at this trade show.

     Net cash used for investing activities increased significantly in the first six months of 1999. This increase was almost entirely due to the purchase of thirty acres of land to be used for future warehouse expansion.

     Net cash provided by financing activities was $856,627 in the period ending June 30, 1999 as compared to net cash used for financing activities of $183,856 during the same period in 1998. This difference was principally attributable to borrowing on our line of credit to meet short term cash requirements, as well as a decline in dividends paid from $682,368 in the first quarter of 1998 to $554,346 in the first quarter of 1999. In addition, notes payable to former member-dealers increased $111,960 in the period ending June 30, 1999 as compared to the same 1998 period as well as a $108,812 increase in the proceeds from issuance of stock to member-dealers during this same period. These increases in cash provided by financing activities was offset by a $208,925 increase in the repurchase of our stock in the first six months of 1999 as compared to the same 1998 period.

     In August 1996, Chase Bank of Texas ("the Bank") extended to us an unsecured $7.5 million revolving line of credit at an interest rate of prime minus one and one-half percent (1.5%) or, at our option, the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). The maturity date on the line of credit is April 30, 2001. The line of credit may be used from time to time for working capital and other financing needs. On June 30, 1999, there was an outstanding balance on the line of credit of $890,000.

     Our continuing ability to generate cash to fund our activities is highlighted by the relative constancy of our three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                               JUNE 30,              DECEMBER 31,            JUNE 30,
                                                 1999                   1998                  1998
                                                 ----                   ----                  ----
Working Capital                                $10,125,844           $10,147,526             $9,655,296

Current Ratio                                  1.5 to 1              1.6 to 1                1.6 to 1

Long-term Debt as Percentage
       of Capitalization                       10.7%                 6.8%                     6.7%

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

     In the first six months of 1999, we maintained a 95.0 percent service level (the measure of our ability to meet member-dealers' orders out of current stock) as compared to a service level of 95.3 percent for the same period of 1998. Inventory turnover was 6.0 times during the first six months of 1999 and 6.1 times for the first six months of 1998. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

Capital Resources

     In the six month periods ending June 30, 1999, and June 30, 1998, we invested $1,441,743 and $321,014, respectively in capital assets (net of dispositions). Approximately 79.3 percent ($1,143,772) of the amount expended in the first six months of 1999 was used to complete the purchase of thirty acres of land for future warehouse expansion and 9.45 percent ($136,304) was used to purchase computer hardware and software. By comparison, of the total amount expended in the first six months of 1998, $154,761 was used to purchase warehouse equipment, $64,555 was for building improvements (including plans for a future warehouse expansion), $53,221 was used to upgrade our fleet of automobiles, $41,848 was used to purchase computer hardware and software and $6,629 was used to purchase office furniture and equipment.

     In January, 1999 we purchased from Catellus Development Corporation 29.96 acres of land located across the street from our current warehouse facility. The purchase price for the land was $0.90 per square foot ($1,174,774). The land will be used to relocate our retention pond, provide additional parking facilities and allow for future expansion of our current warehouse facility. The purchase was funded by drawing down on our line of credit.

     For the remainder of the year, we anticipate significant outlays of cash equivalents for payment of accounts payable and increased inventory purchases. Additional cash outlays include: approximately $809,000 to relocate our current retention pond, construct additional parking and outside storage as well as prepare the site and begin construction on an expansion to our current warehouse facility, approximately $25,000 to purchase warehouse equipment, $35,000 to upgrade computer equipment, $35,000 to purchase office equipment and $45,000 to improve our automobile fleet.

     Our cash position of $1,410,732 at June 30, 1999, is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including draws on our line of credit may be needed to fund all or a portion of the expansion project.

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

     The first phase of our Year 2000 assessment program began in 1997 at which time we out-sourced the upgrade of all accounting software. In addition, we upgraded our midrange hardware platform and midrange software. To date, all such software has been upgraded and installed, and the licensor of our software systems has certified that such software is programmed to properly address Year 2000 scenarios. In addition, our department of Management Information System (the "MIS department") is continuing to evaluate our information and non-information technology systems. This review is enabling the MIS department to identify in-house software and non-information technology and equipment that is date sensitive and should be forwarded for testing.

     After upgrading our accounting software and midrange hardware platform, we began conducting our in-house testing phase. In 1998 all upgraded midrange software, recently purchased software and other operating systems identified for testing were presented to our MIS department. The MIS department completed the testing of our accounting and midrange software during the first quarter of 1999. We did not encounter any material system disruption as a result of the Year 2000 during testing, and therefore, we expect that the performance of such systems will not be substantially disrupted when addressing the Year 2000. Testing of warehouse management software began during the second quarter of 1999.

     During the initial review and testing phase, we determined to take certain actions to reduce the effects of Year 2000 related disruptions on our activities. Beginning with upgrading the accounting software in 1997, we are continuing to take preventive measures to address issues which are identified by our MIS department during testing. Implementation of remedial actions relating to our warehouse management software will commence during the third quarter of 1999, and will be followed by performance remedial actions in the third quarter and fourth quarters. Remedial actions may include upgrading or replacing software or other technology before the end of 1999.

     In 1998 we began a third phase, which consists of informal communications with our member-dealers, third party suppliers, service providers and distributors, to evaluate the status of their Year 2000 readiness programs. We have received and are relying on Year 2000 readiness reports and statements periodically issued by third parties, such as telephone service carriers, insurance carriers, financial services providers and various vendors and licensors of our software programs. In addition, our MIS department responds to all third party requests for information concerning the status of our Year 2000 review. All such third party communications are expected to be completed during the third quarter of 1999. While there can be no guarantee that the systems of other companies on which we rely will be timely converted or that the conversion will be compatible with our systems, based on the representations received to date, we do not foresee material disruptions in our business as a result of Year 2000 issues involving third parties.

     Although we cannot predict with certainty all effects of Year 2000 issues, we have developed contingency plans to the extent necessary to continue business functions in the event an unforeseen material disruption occurs. We believe that such event, at most, will require employees to manually complete otherwise automated tasks or calculations, such as receiving, filling and shipping customer orders. We do not expect that any additional training would be required to perform these tasks on a manual basis, although performing such tasks may require additional time or personnel. We have determined an alternate method for member-dealers to forward purchase orders via telecopier, having received favorable Year 2000 readiness reports from all third parties involved in providing our telecopier service. In addition, we are continuing to identify, to the extent possible, other vendors, purchasers or third party contractors to provide services in order to maintain normal business operations.

     Our core business activities consist of purchasing and warehousing hardware inventory which is sold and shipped to member-dealers. We maintain a computer system through which member-dealers transmit orders for goods directly to us. In addition, our software catalogs inventory, receives purchase orders, performs accounting functions and tracks shipping of inventory. Because our "mission critical" equipment consists mainly of computer software and hardware, the most reasonably likely worst case Year 2000 scenario for us would involve either a failure of operating systems to properly address Year 2000 scenarios or a prolonged disruption of power sources on which these systems rely. Such events could result in a business interruption that could materially affect our operations, liquidity or capital resources. We are continuing to test operating systems to predict and reduce the effects of Year 2000 disruptions. However, no economically feasible contingency plan has been developed for maintaining a separate and duplicate secondary power supply for every major component of our core equipment. We are relying upon representations by these third parties that no material disruption of services is anticipated as a result of the Year 2000.

     As of June 30, 1999, the cost for implementing our Year 2000 program is $387,000. We will continue to utilize both internal and external resources to anticipate and address the effects of Year 2000 scenarios.


                     QUANTITATIVE & QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS


Not Applicable

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings -

     In August 1997, a Handy truck struck two passenger vehicles in a multi-vehicle accident in Harris County, Texas. Three lawsuits were filed in the District Court of Harris County, Texas, arising out of the accident, two wrongful death actions by the parents of two women killed in the accident, and one case for damages related to disabling injuries to a third person in the same accident. All but one of the wrongful death actions have been settled within insurance limits. The remaining wrongful death suit is scheduled to go to trial in September 1999.

Item 2.      Changes in Securities and Use of Proceeds - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders

     At the Annual Shareholder Meeting held on May 12, 1999, Norman J. Bering, Susie Bracht-Black and Richard A. Lubke were elected to serve as Directors of the Company for three-year terms. James D. Tipton, President of the Company, was elected to serve a one-year term. The other Directors continuing to serve are:
Virgil H. Cox, Robert L. Eilers and Leroy Welborn whose terms will expire at the Annual Shareholders Meeting to be held in May 2000 and Weldon D. Bailey, Samuel
J. Dyson and Jimmy T. Pate whose terms will expire at the Annual Shareholders Meeting in May 2001.

                                            No. of Votes             No. of Votes            Nominee
Nominees for Directors                          For                    Against               Abstain     Approval
----------------------                      ------------             ------------            -------     --------
Norman J. Bering II                         5150                     50                        -0-          Yes
Susie Bracht-Black                          5150                     50                        -0-          Yes
Richard A. Lubke                            5150                     50                        -0-          Yes
James D. Tipton                             5150                     50                        -0-          Yes


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




                         HANDY HARDWARE WHOLESALE, INC.


                         /s/ James D. Tipton
                         ------------------------------
                         JAMES D. TIPTON
                         President
                         (Chief Executive Officer)


                         /s/ Tina S. Kirbie
                         ------------------------------
                         TINA S. KIRBIE
                         Senior Vice President, Finance
                         Secretary and Treasurer
                         (Chief Financial and Accounting Officer)



Date:  August 13, 1999