Form 10-Q
period 1999-09-30
HANDY HARDWARE WHOLESALE INC
filed 1999-11-12
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended September 30,
                                     1999.

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

                                    Yes [X]        No

The number of shares outstanding of each of the Registrant's classes of common stock as of September 30, 1999, was 9,170 shares of Class A Common Stock, $100 par value, and 57,847 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX



PART I    Financial Information                                         Page No.

         Item 1.           Financial Statements

                      Condensed Balance Sheet September 30, 1999
                           and December 31, 1998.............................3-4

                      Condensed Statement of Earnings - Three Months and
                           Nine Months Ended September 30, 1999 and 1998.......5

                      Condensed Statement of Cash Flows - Nine Months
                           Ended September 30, 1999 and 1998...................6

                           Notes to Condensed Financial Statements..........7-13

         Item     2.       Management's Discussion & Analysis of Financial
                           Condition and Results of Operations ............14-21

         Item     3.       Quantitative and Qualitative Disclosures about Market
                           Risk.............................................None

PART     II       Other Information

         Items 1.          Legal Proceedings                                  22

         Item     2.-6.     None                                              22


         Signatures                                                           23

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET
                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                   1999               1998
                                                                                -------------       ------------
ASSETS
------
CURRENT ASSETS
--------------
 Cash                                                                          $ 1,679,209          $ 1,113,122
 Accounts Receivable, net of                                                    15,655,450           10,335,445
         subscriptions receivable in
         the amount of $78,297 for 1999
         and $51,735 for 1998
 Notes Receivable (Note 3)                                                          11,687               10,174
 Inventory                                                                      16,120,072           14,106,010
 Other Current Assets                                                              371,870              477,206
                                                                               -----------          -----------
                                                                               $33,838,288          $26,041,957
                                                                               -----------          -----------
PROPERTY, PLANT AND EQUIPMENT (NOTE 2)
--------------------------------------
 At Cost Less Accumulated Depreciation
      of $5,249,748 (1999) and $4,517,166 (1998)                               $10,413,090          $ 9,516,835
                                                                               -----------          -----------

OTHER ASSETS
------------
Notes Receivable (Note 3)                                                      $   155,704          $   130,362
Deferred Compensation Funded                                                       352,848              329,084
Other Noncurrent Assets                                                                 -0-              23,959
                                                                               -----------          -----------
                                                                               $   508,552          $   483,405
                                                                               -----------          -----------
TOTAL ASSETS                                                                   $44,759,930          $36,042,197
------------                                                                   ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
 Notes Payable-Stock (Note 4)                                                  $    41,200          $    26,750
 Notes Payable-Capital Lease                                                        45,038               58,308
 Accounts Payable-Trade                                                         22,318,557           14,912,983
 Other Current Liabilities                                                       1,371,966              896,390
                                                                               -----------          -----------
                                                                               $23,776,761          $15,894,431
                                                                               -----------          -----------

NONCURRENT LIABILITIES
----------------------
 Notes Payable-Stock(Note 4)                                                   $   833,000          $   521,280
 Notes Payable-Capital Lease                                                        28,815               66,864
 Notes Payable-Vendor                                                              146,509              114,707
 Deferred Compensation Payable                                                     352,848              329,084
 Deferred Income Taxes Payable (Note 5)                                            243,939              248,033
                                                                               -----------          -----------
                                                                               $ 1,605,111          $ 1,279,968
                                                                               -----------          -----------

TOTAL LIABILITIES                                                              $25,381,872          $17,174,399
-----------------                                                              -----------          -----------



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                                                1999            1998
                                                                                           -------------     ------------
STOCKHOLDERS' EQUITY
--------------------
Common Stock, Class A,
   authorized 20,000 shares, $100
   par value per share, issued
   9,480 & 8,930 shares                                                                    $    948,000      $    893,000
Common Stock, Class B,
   authorized 100,000 shares, $100
   par value per share, issued
   61,136 & 55,667 shares                                                                     6,113,600         5,566,700
Common Stock, Class B
   Subscribed 4,486.74 & 4,309.98
   shares                                                                                       448,674           430,998
      Less Subscription Receivable                                                              (39,149)          (25,867)
Preferred Stock 10% Cumulative, authorized 100,000 shares,
   100 par value per share, issued 63,915.75 &
   58,246.50 shares                                                                           6,391,575         5,824,650
Preferred Stock, Subscribed
   4,486.74 & 4,309.98 shares                                                                   448,674           430,998
      Less Subscription Receivable                                                              (39,149)          (25,868)
Paid in Surplus                                                                                 354,070           339,238
                                                                                           ------------      ------------
                                                                                           $ 14,626,295      $ 13,433,849

Less: Cost of Treasury Stock
   7,089.25 & -0- shares                                                                        708,925               -0-
                                                                                           ------------      ------------
                                                                                           $ 13,917,370      $ 13,433,849

Retained Earnings exclusive of other
   comprehensive earnings (Note 7)                                                            5,381,016         5,368,885
Retained Earnings applicable to other
   Comprehensive earnings (Note 7)                                                               79,672            65,064
                                                                                           ------------      ------------
                                                                                              5,460,688         5,433,949
                                                                                           ------------      ------------

   Total Stockholders' Equity                                                              $ 19,378,058      $ 18,867,798
                                                                                           ------------      ------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                                                       $ 44,759,930      $ 36,042,197
--------------------                                                                       ============      ============



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                         CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                QUARTER                           NINE MONTHS
                                            ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                      ----------------------------        --------------------------
                                         1999            1998             1999              1998
                                         ----            ----             ----              ----

REVENUES
--------
Net Sales                           $  42,386,346    $  39,642,425    $ 123,450,163    $ 112,698,449
Sundry Income                             545,612          781,168        1,223,228        1,200,647
                                    -------------    -------------    -------------    -------------
TOTAL REVENUES                      $  42,931,958    $  40,423,593    $ 124,673,391    $ 113,899,096
--------------                      -------------    -------------    -------------   --------------

EXPENSE
-------
Net Mat'l. Costs                    $  38,712,201    $  36,328,871    $ 111,822,717    $ 101,778,721
Payroll Costs                           1,846,607        1,821,775        5,395,149        5,157,850
Other Operating Costs                   2,229,709        2,390,264        6,517,460        6,206,370
Interest Expense                           16,956            8,743           49,726           21,432
                                    -------------    -------------    -------------    -------------
TOTAL EXPENSE                       $  42,805,473    $  40,549,653    $ 123,785,052    $ 113,164,373
-------------                       -------------    -------------    -------------    -------------

NET EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                          $     126,485    $    (126,060)   $     888,339    $     734,723
-------------------                 -------------    -------------    -------------    -------------


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (NOTE 5)                       (49,168)          36,219         (321,862)        (268,835)
-------------------                 -------------    -------------    -------------    -------------

NET EARNINGS                        $      77,317    $     (89,841)   $     566,477    $     465,888
------------

OTHER COMPREHENSIVE EARNINGS
----------------------------
Unrealized Gain on
  Securities (Note 7)               $      (1,380)   $          -0-   $      22,133    $          -0-
Provision for Federal
  Income Tax (Note 5)                         469               -0-          (7,525)              -0-
                                    -------------    -------------    -------------    -------------
Other Comprehensive
  Earnings Net of Tax               $        (911)   $          -0-   $      14,608    $          -0-
                                    -------------    -------------    -------------    -------------
TOTAL COMPREHENSIVE
  EARNINGS                          $      76,406    $     (89,841)   $     581,085    $     465,888
-------------------                 -------------    -------------    -------------    -------------

LESS ACCRUED
DIVIDENDS ON
PREFERRED STOCK                          (138,586)        (170,592)        (415,758)        (511,776)
---------------                     -------------    -------------    -------------    -------------

NET EARNINGS
APPLICABLE
TO COMMON
STOCKHOLDERS                        $     (62,180)   $    (260,433)   $     165,327    $     (45,888)
------------                        =============    =============    =============    =============

NET EARNINGS PER
SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (NOTE 1)                    $       (0.88)   $       (3.86)   $        2.37    $       (0.69)
----------------                    =============    =============    =============    =============





The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                    NINE MONTHS ENDED SEPT. 30,
                                                                                                    1999                    1998
                                                                                          ----                    ----
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
    Net Earnings                                                                       $   566,477            $   465,888
                                                                                       -----------            -----------
       Adjustments to Reconcile Net
         Earnings to Net Cash Provided by
         Operating Activities:
               Depreciation                                                            $   760,156            $   677,365
               Increase (Decrease)in Deferred Income Tax                                    (4,094)                10,183
               Unrealized gain (loss)-(increase or decrease
                 in fair market value of securities)                                        14,608                     -0-

    Changes in Assets and Liabilities
       Increase in Accounts Receivable                                                 $(5,320,005)           $(4,391,315)
       Increase in Notes Receivable                                                        (26,855)               (23,325)
       (Increase) Decrease in Deferred Compensation Investment                             (23,764)                    -0-
       Increase in Inventory                                                            (2,014,062)            (2,767,908)
       (Increase) Decrease in Other Assets                                                 129,295                (95,579)
       Increase in Notes Payable - Vendor                                                   31,802                  4,776
       Increase in Accounts Payable                                                      7,405,574              6,649,175
       Increase (Decrease) in Other Liabilities                                            475,576                272,251
       Decrease in Federal Income Taxes Payable                                                 -0-               (45,253)
       Increase (Decrease) in Deferred Compensation Payable                                 23,764                     -0-
                                                                                       -----------            -----------

               TOTAL ADJUSTMENTS                                                       $ 1,451,995            $    18,119
                                                                                       -----------            -----------
               NET CASH PROVIDED BY
               OPERATING ACTIVITIES                                                    $ 2,018,472            $   484,007
                                                                                       -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
       Capital Expenditures                                                            $(1,656,411)           $  (782,004)
       Disposition of Fixed Assets                                                              -0-                    -0-
                                                                                       -----------            -----------
               NET CASH USED FOR
               INVESTING ACTIVITIES                                                    $(1,656,411)           $  (782,004)
                                                                                       -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase in Notes Payable-Stock                                                 $   326,170            $   310,280
       Increase (Decrease)in Notes Payable-Capital Lease                                   (51,319)               (40,672)
       Increase in Subscription Receivable                                                 (26,563)               (32,751)
       Proceeds From Issuance of Stock                                                   1,219,009              1,125,216
       Purchase of Treasury Stock                                                         (708,925)              (587,300)
       Dividends Paid                                                                     (554,346)              (682,368)
                                                                                       -----------            -----------
               NET CASH PROVIDED BY
               FINANCING ACTIVITIES                                                    $   204,026            $    92,405
                                                                                       -----------            -----------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                                              $   566,087            $  (205,592)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,113,122              1,123,842
                                                                                       -----------            -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                               $ 1,679,209            $   918,250
                                                                                       ===========            ===========

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------

    Interest Expense Paid                                                              $    49,726            $    21,432
    Income Taxes Paid                                                                  $   464,365            $   425,792

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

(5)      EARNINGS PER SHARE:
         ------------------
         Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                      QUARTER ENDED                        NINE MONTHS ENDED
                                                                 ------------------------               -------------------------
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                                 1999                1998               1999                 1998
                                                                 ----                ----               ----                 ----

CALCULATION OF NET EARNINGS PER SHARE
      OF COMMON STOCK
-------------------------------------
Net Earnings                                                  $  76,406           $ (89,841)          $ 581,085           $ 465,888
Less: Accrued Dividends
             on Preferred Stock                                (138,586)           (170,592)           (415,758)           (511,776)
                                                              ---------           ---------           ---------           ---------
                                                              $ (62,180)          $(260,433)          $ 165,327           $ (45,888)

Weighted Average
    Shares of Common Stock
    (Class A & Class B)
    outstanding                                                  70,380              67,479              69,855              66,527

Net Earnings Per Share
of Common Stock                                               $   (0.88)          $   (3.86)          $    2.37           $   (0.69)
                                                              =========           =========           =========           =========

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

      When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the nine months ended September 30, 1999, contained herein, therefore, are net of dividends actually paid during the first quarter of 1999 in the amount of $554,346.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment Consists of:

                                                     SEPTEMBER 30,                  DECEMBER 31,
                                                         1999                          1998
                                                     -------------                  -----------

Land                                                 $  3,201,569                   $  2,027,797
Building & Improvements                                 7,990,721                      7,859,100
Furniture, Computer, Warehouse                          4,010,325                      3,721,832
Transportation Equipment                                  460,223                        425,272
                                                     ------------                   ------------
                                                     $ 15,662,838                   $ 14,034,001

Less:  Accumulated Depreciation                        (5,249,748)                    (4,517,166)
                                                     ------------                   ------------
                                                     $ 10,413,090                   $  9,516,835
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

Under the deferred payment agreement, Handy supplies member-dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the member-dealer continues to purchase General Electric lamps through Handy. If a member-dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric bills Handy for the member-dealer's initial order and the note becomes immediately due and payable in full to Handy. In September, 1999, virtually the same type of deferred payment agreement was put into effect with Chicago Specialty, a manufacturer of plumbing supplies.

Under  the  installment  sale  agreement,   Handy  sells  computer  hardware  to
member-dealers, the purchase price of which is due and payable by member-dealers to Handy in thirty-six monthly installments of principal and interest.

Notes Receivable are classified as follows:

                                                     CURRENT PORTION             NONCURRENT PORTION
                                                 ------------------------       -----------------------
                                                 SEPT. 30,       DEC. 31,       SEPT.30,       DEC. 31,
                                                  1999            1998           1999           1998
                                                 ---------       --------       --------       --------

Deferred Agreements                              $     -0-      $     -0-      $146,509       $114,707
Installment Sale Agreement                         11,687         10,174          9,195         15,655
                                                 --------       --------       --------       --------
                                                 $ 11,687       $ 10,174       $155,704       $130,362
                                                 ========       ========       ========       ========

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

Notes Payable - Stock are classified as follows:

                                                    CURRENT PORTION              NON-CURRENT PORTION
                                                 -----------------------        -----------------------
                                                 SEPT. 30,      DEC. 31,        SEPT. 30,      DEC. 31,
                                                  1999           1998            1999           1998
                                                 ---------      --------        ---------      --------
                                                 $41,200        $26,750        $833,000       $521,280


Principal payments due over the next five years are as follows:
                                              1999              $ 41,200
                                              2000                71,000
                                              2001                57,000
                                              2002                32,800
                                              2003               324,280
                                                                 --------
                                                                $526,280

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES
---------------------

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

                                                                              QUARTER ENDED                YEAR ENDED
                                                                              SEPTEMBER 30,                DECEMBER 31,
                                                                                  1999                        1998
                                                                              -------------                ------------

Excess of tax over book depreciation                                          $ 1,271,257                  $ 1,270,884

Allowance for Bad Debt                                                             (7,195)                      (7,195)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                                (294,423)                    (292,008)

Deferred Compensation                                                            (252,173)                    (242,173)
                                                                              -----------                  -----------

     Total                                                                    $   717,466                  $   729,508
     Statutory Tax Rate                                                                34%                          34%
                                                                              -----------                  -----------
     Cumulative Deferred Income Tax Payable                                   $   243,939                  $   248,033
                                                                              ===========                  ===========

     Classified as:
         Current Liability                                                    $        -0-                 $        -0-
         Noncurrent Liability                                                     243,939                      248,033
                                                                              -----------                  -----------
                                                                              $   243,939                  $   248,033
                                                                              ===========                  ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                              QUARTER ENDED                QUARTER ENDED
                                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                                                  1999                         1998
                                                                              -------------                -------------
Principal Components of Income Tax Expense
     Federal:
         Current
         -------
         Income tax paid                                                      $   358,481                  $    377,273
         Carry-over of prepayment
         from prior year                                                          105,884                        24,759
         Refund received for overpayment
         from prior year                                                               -0-                           -0-
                                                                              -----------                  ------------
                                                                              $   464,365                  $    402,032
     Federal Income Tax Payable (Receivable)                                     (130,884)                      (23,225)
         Carry-over to subsequent year                                              - 0 -                           -0-
           Income tax for tax reporting
           at statutory rate of 34%                                           $   333,481                  $    378,807
         Deferred
         --------
         Adjustments for financial reporting:
           Depreciation                                                               127                         3,511
           263A Uniform Capitalization Costs                                         (821)                       14,765
           Other                                                                   (3,400)                       (1,700)
                                                                              -----------                  ------------
           Provision for federal income tax                                   $   329,387                  $    395,383
                                                                              ===========                  ============

     Handy is not exempt from income tax except for municipal bond interest earned in the amount of $1630.

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

          Each member-dealer receives from Handy a semimonthly statement listing total purchases made during the covered billing period, with an additional charge ("Purchase Funds") equal to 2 percent of the member-dealer's warehouse purchases until the member- dealer's Desired Stock Ownership is attained. Although the Subscription Agreement entitles Handy to collect 2 percent of total purchases, since May 1, 1983, the Board of Directors has determined to collect 2 percent of warehouse purchases only. On a monthly basis, Handy reviews the amount of unexpended Purchase Funds being held for each member-dealer. If a member- dealer has unexpended Purchase Funds of at least $2000, Handy applies such funds to the purchase of ten shares of Class B Common Stock and ten shares of Preferred Stock at $100 per share.

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


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)
----------------------------------------

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

1. Deferred compensation funded in the amount of $352,848 on the Balance Sheet as a non-current asset at September 30, 1999, includes equity securities classified as investments available for sale in the amount of $307,332 at fair market value. The $309,578 includes $120,715 unrealized gain on securities resulting from the increase in fair market value.

2.   Changes in Equity securities

                                                              Nine Months Ended
                                                              September 30, 1999             Cumulative
                                                              ------------------             ----------
     Beginning Balance-January 1, 1999                        $   279,644                    $      -0-
     Purchases                                                      6,170                       105,060
     Dividends, interest and capital gains                          1,630                        83,803
     Unrealized gains on securities
           resulting from increase in
           fair market value                                       22,134                       120,715
                                                              -----------                    ----------
     Balance-September 30, 1999                               $   309,578                    $  309,578
                                                              ===========                    ==========

3.   Components of Comprehensive Earnings

                                         TOTAL              OTHER COMPREHENSIVE           NET EARNINGS EXCLUSIVE
                                     COMPREHENSIVE          EARNINGS-UNREALIZED                  OF OTHER
                                       EARNINGS             GAINS ON SECURITIES           COMPREHENSIVE EARNINGS
                                     -------------          -------------------           ----------------------
     Net Earnings Before
       Provision for
       Federal Income Tax            $   910,472                $  22,133                           $  888,339
     Provision for
       Federal Income Tax               (329,387)                  (7,525)                            (321,862)
                                     -----------                ---------                             --------
     Net Earnings                    $   581,085                $  14,608                           $  566,477
                                     ===========                =========                           ==========

4.   Components of Comprehensive Earnings

                                                              RETAINED EARNINGS                   RETAINED EARNINGS
                                                             APPLICABLE TO OTHER                 EXCLUSIVE OF OTHER
                                              TOTAL         COMPREHENSIVE EARNINGS             COMPREHENSIVE EARNINGS
                                              -----         ----------------------             ----------------------
     Balance-January 1, 1999                $5,433,949           $   65,064                          $5,368,885
     Add: Net earnings nine months
          ended Sept. 30, 1999                 581,085               14,608                             566,477
     Deduct: Cash Dividends on
             Preferred Stock                   554,346                   -0-                            554,346
                                            ----------            ----------                        ----------
     Balance-Sept. 30, 1999                 $5,460,688           $   79,672                          $5,381,016
                                            ==========           ==========                          ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     We maintained our steady growth in the third quarter of 1999 while continuing to meet our goal of providing quality goods to our member-dealers at our cost plus a reasonable mark-up charge. Net sales in the third quarter of 1999 increased 6.9% ($2,743,921) over sales during the same period in 1998, compared to a 22.6% growth rate ($7,341,670) in the third quarter of 1998 over 1997's third quarter.

     Net sales during the first nine months of 1999 increased $10,751,714 compared to the same period in 1998. For the first nine months of 1999, net sales increased 9.5% over 1998, as compared to a 17.9% increase for the same period in 1998 over 1997. However, sales in the second and third quarters of 1999 were not as robust as in the first quarter of the year, with over 50% of the 1999 net sales occurring in the first quarter. The softening sales can be attributed to a decline in oil prices which impacts overall business conditions in our selling territories, labor and material shortages in the building industry and a general softening of the economy in some of our selling territories.

     NET SALES Strong economic growth and a positive response to our lumber and building materials program have resulted in higher rates of sales growth during the first nine months of 1999 than experienced in previous periods, evidenced by increased sales in all but one of our selling territories. Through the building materials program we pass along to member-dealers discounts we receive for early payment to building material vendors. In addition, member-dealers receive longer payment terms from us than if they were to order such materials from vendors directly. These discounts in the traditionally low margin area of building materials have caused member-dealers to significantly increase their orders of these materials through us. Orders of building materials account for $2,798,190 (35.3%) of the increase in net sales between the 1998 and 1999 first nine month periods.

     The following table summarizes the Company's sales during the first nine months of 1998 and 1999 by sales territory:

                                                First Nine Months 1999                      First Nine Months 1998
                                        ------------------------------------------        ---------------------------
                                                            % Increase
                                                             in Sales
                                                            From First        % of                               % of
                                                            Nine Months       Total                              Total
Sales Territory                             Sales            of 1998          Sales           Sales              Sales
---------------                             -----            -------          -----           -----              -----

Houston Area                            $ 31,251,054            6%            25.5%       $ 29,463,893           26.5%

Victoria, San Antonio, Corpus Christ &
Rio Grande Valley Area*                   23,461,289           11%            19.2%         21,091,098           18.9%

North Texas, Dallas
& Fort Worth Area                         13,267,519          -12%            10.8%         15,078,790           13.5%

Austin, Brenham &
Central Texas Area                        15,743,854           22%            12.9%         12,897,120           11.6%

Southern Louisiana Area                   15,737,760           18%            12.9%         13,345,966           12.0%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                              10,104,765           15%             8.3%          8,823,943            7.9%

Arkansas Area                              4,804,417           19%             3.9%          4,045,615            3.6%

Oklahoma Area                              8,005,887           20%             6.5%          6,691,173            6.0%
                                        ------------          ----            -----       ------------           -----

         Totals:                        $122,376,545 (1)                     100.0%       $111,437,598 (1)       100.0%
                                        ============                         ======       ============           -----

------------------------------------------------------
* Includes sales to Mexico and Central America member-dealers.
(1) Total does not include sales of $1,073,618 for the first nine months of 1999 and $1,260,851 for the same period in 1998 to dealers who were no longer member-dealers at end of period.

     The North Texas, Dallas and Fort Worth area continues to feel the pressure from retail warehouses in their market which continue to erode the market share of independent hardware stores. In addition, this territory lost one significant member-dealer who generated $1,601,143 in sales during the first nine months of 1998.

     NET MATERIAL COSTS AND REBATES Net material costs for the third quarter and first nine months of 1999 were $38,712,201 and $111,822,717, respectively, compared to $36,328,871 and $101,778,721, respectively, for the same periods in 1998. Net material costs for the third quarter and first nine months of 1999 increased 6.6 percent and 9.9 percent, respectively, over the same periods in 1998. Net material costs were 91.3 percent of sales in the third quarter of 1999 as compared to 91.6 percent of sales for the same period in 1998. For the first nine months of 1999 and 1998 net material costs were 90.6 percent and 90.3 percent of sales, respectively, mainly as a result of an increase in the number of inventory items sold at a lower gross margin. Sales with a markup ranging from 0 to 5 percent for the first nine months of 1999 increased to $60,687,792 from $51,253,129 for the first nine months of 1998. Further, in order to promote sales of lumber and building materials, we have foregone our manufacturer's purchase discount by passing on the discount to our member-dealers. The negative impact of these factors on net material costs were offset by the positive effect of an increase in factory rebates which we took as a credit against material costs in both the third quarters and the first nine month periods of 1999 and 1998. Third quarter rebates increased $140,596 or 14.7 percent (1999 - $1,094,862 vs. 1998 - $954,266), while rebates for the first nine months increased $340,817 or 10.4 percent (1999 - $3,626,457 vs. 1998 - $3,285,641).

     PAYROLL COSTS With unemployment at a three decade low, the U.S. labor market has seldom been tighter. The increases in payroll costs for the third quarter and first nine months of 1999 resulted from salary increases needed to attract or retain high-quality employees, offset during the same periods by a decrease in overtime payroll costs of 46.5% and 33.0%, respectively. As a result, payroll costs for the third quarter and first nine months of 1999 increased 1.4 percent and 4.6 percent, respectively, over the same periods in 1998. These increases in payroll costs remained much lower than the percentage increases in net sales (6.9% and 9.5%, respectively) for the same periods.

     Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the third quarter of 1999 constituted 4.3 percent of net sales and of total expenses, compared to 4.5 percent of each for the same quarter of 1998. Payroll costs were
4.4 percent of net sales and of total expenses for the first nine months of 1999, as compared to 4.6 percent of each for the same period in 1998. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     OTHER OPERATING COSTS During the third quarter of 1999, other operating costs decreased 6.7 percent from the third quarter of 1998, while net sales increased 6.9% and total expenses increased 5.6% for the same periods. For the first nine months of 1999, other operating costs increased only 5.0 percent over the same 1998 period, while net sales increased 9.5% and total expenses increased 9.4% for the same periods. Other operating costs were 5.2% of total expenses in the third quarter of 1999 as compared to 5.9% of total expenses for the third quarter of 1998. For the nine month period ending September 30, 1999, other operating costs were 5.3% of total expenses as compared to 5.5% of total expenses during the same period in 1998.

     Other operating expenses in the third quarter of 1999 were positively affected by a $183,956 decline in contract labor expenses. Over 72% of the 1999 first nine months increase in other operating costs resulted from an increase in general and administrative expenses (an increase of $225,960 over 1998 levels), while another 27.7% of the increase is the result of membership and marketing expense increases (an increase of $86,271 over 1998 levels).

     NET EARNINGS AND EARNINGS PER SHARE Net sales for the third quarter of 1999 increased $2,743,921 (6.9%)over net sales for the third quarter of 1998, net material costs increased $2,383,330 (6.6%), while gross margin increased $360,591 (10.9%). This increase in gross margin, offset by only slight increases in payroll costs and interest expenses, and a decrease in other operating costs, resulted in an increase in both pretax and after tax net earnings. Pretax net earnings increased from a loss of $126,060 in the third quarter of 1998 to a gain of $125,105 in the same 1999 period, while after tax net earnings increased from a loss of $89,841 to net earnings of $76,406.

     Net sales for the first nine months of 1999 increased $10,751,714 (9.5%) and net material costs increased $10,043,996 (9.9%) over levels in the first nine months in 1998, resulting in gross margin increasing by $707,718 (6.5%). This increase in gross margin was offset by less substantial increases in both payroll costs (4.6%) and in other operating costs (5.0%). Thus pretax net earnings increased 23.9 percent, from $734,723 for the first nine months of 1998 to $910,472 in the same 1999 period, while after-tax net earnings increased by
24.7 percent.

     Our net loss per share declined significantly in the third quarter of 1999 from $3.86 per share in 1998 to $0.88 per share in 1999, resulting in earnings per share of $2.37 in the first nine months of 1999 as compared to a net loss of $0.69 per share in the same period of 1998. This decrease in net loss was due to an increase in net earnings in the third quarter, as well as a decline in the dividends accrued as a percentage of 1999 net earnings. In the first nine months of 1999 total comprehensive earnings increased, while dividends accrued represented a smaller percentage of 1999 net earnings than dividends accrued in the first nine months of 1998 (71.5% in 1999 as compared to 109.8% in 1998).

     Quarter-to-quarter variations in our earnings per share (in addition to the factors discussed above) reflect our commitment to lower pricing of our merchandise in order to deliver the lowest cost buying program to our member-dealers, even though this often results in lower net earnings. Because virtually all of our stockholders are also member-dealers, these trends benefit our individual stockholders who purchase our merchandise. Therefore, there is no demand from shareholders that we focus greater attention upon earnings per share.

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


MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     FINANCIAL CONDITION AND LIQUIDITY During the period ending September 30, 1999, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in land, inventory, warehouse and computer equipment, software and delivery equipment to better meet the needs of our member-dealers. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our fall trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms we offer to our member-dealers, and (iv) the state of the regional economy in our selling territories.

     During the first nine months of 1999 there was an increase of $566,087 in our cash and cash equivalents. During this period, we generated cash flow from operating activities of $2,018,472, compared to $484,007 of cash from operations during the first nine months a year earlier. The increase in cash flow in the 1999 period was principally attributable to variances in accounts receivable, inventory and accounts payable.

     Between the beginning of 1999 and September 30, 1999, accounts receivable increased $5,320,005, an increase of 51.5%. This increase was mainly due to a strong economy which gave member-dealers confidence to make significant purchases at the fall trade show and to extended dating terms for payment offered to member-dealers at this trade show.

     Inventory increased by approximately 1500 stockkeeping units during the first nine months of 1999, which were added in response to member-dealer demand for more breadth in inventory. As a result, inventory increased by $2,014,062 during the first nine months of 1999. As of September 30, 1999, we held approximately 36,300 stockkeeping units in inventory.

     Accounts payable increased by $7,405,574 during the first nine months of 1999, an increase of 49.7%, primarily attributable to the extended dating terms for payment offered to us by suppliers.


     Our continuing ability to generate cash to fund our activities is highlighted by the relative constancy of our three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                               SEPTEMBER 30,         DECEMBER 31,            SEPTEMBER 30,
                                                   1999                  1998                    1998
                                               -------------         ------------            -------------
Working Capital                                $10,061,527           $10,147,526             $9,618,933

Current Ratio                                  1.3 to 1              1.6 to 1                1.4 to 1

Long-term Debt as Percentage
       of Capitalization                       8.3%                  6.8%                     7.0%

     During the remainder of 1999, we expect to further expand our existing customer base in Oklahoma and Arkansas. We will finance this expansion with receipts from the sale of stock to new and current member-dealers and with anticipated increased revenues from sales to member-dealers in Oklahoma and Arkansas. We expect that the expansion in these selling territories will have a beneficial effect on its ability to generate cash to meet our funding needs.

     In the first nine months of 1999, we maintained a 94.9 percent service level (the measure of our ability to meet member-dealers' orders out of current stock) as compared to a service level of 94.4 percent for the same period of 1998. Inventory turnover was 6.0 times during the first nine months of 1999 and
6.1 times for the first nine months of 1998. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

CAPITAL RESOURCES
     In the nine month periods ending September 30, 1999 and September 30, 1998, we invested $1,656,411 and $782,004, respectively in capital assets (net of dispositions). Approximately 78.8 percent ($1,305,393) of the amount expended in the first nine months of 1999 was used to complete the purchase of thirty acres of land for the future warehouse expansion program and associated costs, as explained below. Approximately 10.0 percent ($165,730) was used to purchase computer hardware and software. By comparison, of the total amount expended in the first nine months of 1998, $315,276 was used to purchase computer equipment, $246,500 was used for warehouse equipment, $137,680 was used for building improvements, including plans for the warehouse expansion, and $75,917 was used to upgrade our fleet of automobiles.

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

     For the remainder of the year, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additionally, anticipated capital expenditures include: approximately $690,000 to relocate our current retention pond, construct additional parking and outside storage, prepare the site and begin construction on an expansion to our current warehouse facility, approximately $15,000 to purchase warehouse equipment, $10,000 to upgrade computer equipment, $25,000 to purchase office equipment and $25,000 to improve our automobile fleet.

     Under our unsecured $7.5 million revolving line of credit with Chase Bank of Texas which is used from time to time for working capital and other financing needs, no balance was outstanding on September 30, 1999 or December 31, 1998. The maturity date on the line of credit is April 30, 2001.

     Our cash position of $1,679,209 at September 30, 1999, is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including draws on our line of credit, may be needed to fund all or a portion of the expansion project.

YEAR 2000
     The Year 2000 issue relates to the problems associated with the inability of computer programs, computer hardware and other equipment to properly calculate, store and use data after December 31, 1999. Hardware and software systems which only use a two- digit convention for keeping track of dates would improperly interpret the Year 2000 as the Year 1900. Errors of this type can result in system failures, miscalculations and the disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business functions. Although the extent of the problem is not yet known, the ramification of Year 2000 failures are expected to have a global impact. In response to the Year 2000 issues, we have developed a strategic plan divided into the following phases: assessment of in-house systems and review of vendor representations, in-house testing and implementation of remedial actions, third party communications and development of a contingency plan, as needed.

     The first phase of our Year 2000 assessment program began in 1997 at which time we out-sourced the upgrade of all accounting software. In addition, we upgraded our midrange hardware platform and midrange software. To date, all such software has been upgraded and installed, and the licensor of our software systems has certified that such software is programmed to properly address Year 2000 scenarios. In addition, our Management Information System department (the "MIS department") evaluated our information and non-information technology systems to identify in-house software and non-information technology and equipment that required additional testing and, in some cases, remediation.

     After upgrading our accounting software and midrange hardware platform, we began conducting our in-house testing phase. In 1998 all upgraded midrange software, recently purchased software and other operating systems identified for testing were presented to our MIS department. The MIS department completed the testing of our accounting and midrange software during the first quarter of 1999. Testing of warehouse management software concluded during the third quarter of 1999. We did not encounter any material system disruption as a result of the Year 2000 testing, and therefore, we expect that the performance of such systems will not be substantially disrupted when addressing the Year 2000.

     During the initial review and testing phase, we determined to take certain actions to reduce the effects of Year 2000 related disruptions on our activities. Beginning with upgrading the accounting software in 1997, we are continuing to take preventive measures to address issues which were identified by our MIS department during testing. We began implementing remedial actions relating to our warehouse management software and other in-house systems during the third quarter of 1999, which may include upgrading or replacing software or other technology before the end of 1999. We expect to complete all remedial actions and any follow-up testing prior to January 1, 2000.

     In 1998 we began a third phase, which consists of informal communications with our member-dealers, third party suppliers, service providers and distributors, to evaluate the status of their Year 2000 readiness programs. We have received and are relying on Year 2000 readiness reports and statements periodically issued by third parties, such as telephone service carriers, insurance carriers, financial services providers and various vendors and licensors of our software programs. In addition, our MIS department responds to all third party requests for information concerning the status of our Year 2000 review. All such third party communications are expected to be completed during the fourth quarter of 1999. While there can be no guarantee that the systems of other companies on which we rely will be timely converted or that the conversion will be compatible with our systems, based on the representations received to date, we do not foresee material disruptions in our business as a result of Year 2000 issues involving third parties.

     Although we cannot predict with certainty all effects of Year 2000 issues, we have developed contingency plans to the extent necessary to continue business functions in the event an unforeseen material disruption occurs. We believe that such event, at most, will require employees to manually complete otherwise automated tasks or calculations, such as receiving, filling and shipping customer orders. We do not expect that any additional training would be required to perform these tasks on a manual basis, although performing such tasks may require additional time or personnel. We have determined an alternate method for member-dealers to forward purchase orders via telecopier, having received favorable Year 2000 readiness reports from all third parties involved in providing our telecopier service. In addition, we are continuing to identify, to the extent possible, substitute vendors, purchasers or third party contractors to provide services in order to maintain normal business operations in the event that our regular providers are unable to perform services on which we rely.

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

     As of September 30, 1999, the cost for implementing our Year 2000 program is $407,000. We will continue to utilize both internal and external resources to anticipate and address the effects of Year 2000 scenarios.


                     QUANTITATIVE & QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS


Not Applicable

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS -

     In August 1997, a Handy truck struck two passenger vehicles in a multi-vehicle accident in Harris County, Texas. Three lawsuits were filed in the District Court of Harris County, Texas, arising out of the accident, two wrongful death actions by the parents of two women killed in the accident, and one case for damages related to disabling injuries to a third person in the same accident. During the third quarter of 1999, the last of these three lawsuits was settled. All lawsuits have been settled within insurance limits.

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





Date  November 12, 1999
    -------------------