Form 10-K
period 1999-12-31
HANDY HARDWARE WHOLESALE INC
filed 2000-03-29
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999       Commission File Number 0-15708

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or in any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant (computed by reference to the price at which the stock was sold) was $935,000 of February 29, 2000.

     The number of shares outstanding of each of the Registrant's classes of common stock as of February 29, 2000, was 9,440 shares of Class A Common Stock, $100 par value, and 59,775 shares of Class B Common Stock, $100 par value.

                       Documents Incorporated by Reference

        Document                                      Incorporated as to
        --------                                      ------------------

Notice and Proxy Statement for the             Part III, Items 10, 11, 12 and 13
Annual Meeting of Stockholders
to be held May 10, 2000

                                TABLE OF CONTENTS

                                     PART I
Item 1.     Business...........................................................1
Item 2.     Properties.........................................................6
Item 3.     Legal Proceedings..................................................7
Item 4.     Submission of Matters to a Vote of Security Holders................7

                                     PART II
Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters.............................................7
Item 6.     Selected Financial Data............................................7
Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................8
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk........12
Item 8.     Financial Statements and Supplementary Data.......................12
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................34

                                    PART III

Item 10.*   Directors and Executive Officers of the Registrant................34
Item 11.*   Executive Compensation............................................34
Item 12.*   Security Ownership of Certain Beneficial Owners and Management....34
Item 13.*   Certain Relationships and Related Transactions....................34

                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...34

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

         Handy Hardware was formed by 13 independent hardware dealers in response to competitive pressure from larger businesses and chain discount stores. The purpose of the Company is to provide the warehouse facilities and centralized purchasing services that allow participating independent hardware dealers ("Member-Dealers") to compete more effectively in areas of price and service. Handy Hardware has grown from 13 Member-Dealers and sales of $150,000 in 1961 to 1,046 active Member-Dealers and sales of more than $158,000,000 in 1999. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

         Handy Hardware is currently engaged in the sale to its Member-Dealers of products used in retail hardware, lumber and home center stores as well as in plant nurseries, industrial and automotive stores. In addition, the Company offers advertising and other services to Member-Dealers. The Company utilizes a central warehouse and office facility located in Houston, Texas, and maintains a fleet of 43 trailers owned by the Company and 46 leased power units and trailers which are used for merchandise delivery. The Company offers merchandise to its Member-Dealers at its cost plus a markup charge, resulting generally in a lower price than an independent dealer can obtain on its own. Member-Dealers may buy merchandise from any source they desire, and Member-Dealers are not required to make any minimum levels of purchases from Handy Hardware. As of December 31, 1999, Handy Hardware's Member-Dealers were located in Texas, Louisiana, Oklahoma, Arkansas, Alabama, Mississippi, Florida, Mexico and Central America. Information as to revenues, operating profit and identifiable assets of the Company's single industry segment is presented under "Item 6. Selected Financial Data."

PRODUCTS AND DISTRIBUTION

         The Company buys merchandise from vendors in large quantity lots, warehouses the merchandise and resells it in smaller lots to its Member-Dealers. During the Company's fiscal year ended December 31, 1999, 644 of the Company's Member-Dealers were located in Texas, 189 in Louisiana, 92 in Oklahoma, 77 in Arkansas, 14 in Alabama, 13 in Mississippi, 9 in Florida, 6 in Mexico and 2 in Central America. No individual Member-Dealer accounted for more than 2.4% of the sales of the Company during fiscal 1999. The loss of a single customer or several customers would not have a material adverse effect on the Company.

         Often Member-Dealers may desire to purchase products that are not warehoused by the Company. In this instance, Handy Hardware will, when requested, purchase the product from the vendor and have it shipped directly to the Member-Dealer. Direct shipments from the vendor to Member-Dealers accounted for approximately 39% of the Company's total sales during 1999, 36% in 1998 and 33% in 1997, while warehouse shipments accounted for approximately 61% of total sales in 1999, 64% in 1998 and 67% in 1997.

         The Company's total sales include 14 different major classes of merchandise. In 1999, 1998 and 1997, the Company's total sales and total warehouse sales were divided among classes of merchandise listed below.

                                                         TOTAL SALES(1)                         WAREHOUSE SALES
CLASS OF MERCHANDISE                                1999    1998        1997              1999      1998      1997
--------------------                                ----    ----        ----              ----      ----      ----

Plumbing Supplies                                    17%       17%       17%               21%        20%       20%
General Hardware                                     11        12        13                12         12        13
Paint Sundries                                       11        11        12                14         14        14
Electrical Supplies                                  10        11        12                13         14        14
Hand Tools                                            9         9        10                 9          9         9
Lawn and Garden Products                              8         8         8                10         10        10
Paint                                                 4         4         4                 4          4         4
Building Materials                                   12        11         6                 2          2         2
Power Tools                                           5         5         5                 2          2         2
Housewares & Related Supplies                         3         3         3                 3          3         3
Fasteners                                             2         2         2                 1          1         1
Automotive After Market                               2         2         2                 3          3         2
Outdoor Products                                      2         1         2                 2          2         2
Miscellaneous                                         4         4         4                 4          4         4
                                                    ----      ----      ----              ----       ----      ----
                                                    100%      100%      100%              100%       100%      100%
                                                    ====      ====      ====              ====       ====      ====

----------------------------
(1) These amounts include direct sales and warehouse sales. Total sales in 1999 generated from sales of store supplies, catalogs, office supplies, and special purchases from vendors of goods not part of the Company's regular inventory represented less than 0.37% of total sales.

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

         Most Member-Dealers have a computer terminal at their hardware store that provides a direct link to the offices of the Company. Each Member-Dealer is assigned a day of the week on which it is to transmit its orders through the computer terminal. Orders placed by Member-Dealers go directly into the Company computer where they are compiled and processed on the day received. The appropriate merchandise is gathered from the warehouse during the day following receipt of each order, and on the next day, the merchandise leaves the warehouse for delivery to the Member- Dealer. Generally, the merchandise arrives at individual stores on the day that it is shipped from the Company's warehouse.

         In 1999 the Company maintained a 95.0 percent service level (the measure of the Company's ability to meet Member-Dealer orders out of current stock), as compared to service levels of 94.8 percent in 1998 and 95.1 percent in 1997. No policy of inventory shrinkage has been implemented or is planned.

DEALER SERVICES AND ADVERTISING

         The Company employs a staff of eight full-time account representatives who visit Member-Dealers to advise them on display techniques, record keeping, inventory control, promotional sales, advertising programs and other dealer-related services available to them by and through the Company.

         The Company has participated in newspaper advertising programs, and has assisted in the preparation and distribution of sales circulars utilized by Member-Dealers. The Company has a computerized circular program which allows the retail dealer to customize its own unique advertising circular utilizing its individual inventory and targeting its particular market. In addition, the system tracks available vendor cooperative funds, allowing the dealer to deduct such cooperative claims from the cost of the circular program. The Company estimates that approximately $766,977 was expended in 1999 for dealer advertising activities. These advertising costs were completely offset by contributory payments by participating Member-Dealers and cooperative advertising allowances by participating manufacturers.

SUPPLIERS

         The Company purchases merchandise from various vendors, depending upon product specifications and Member-Dealer requirements. Approximately 2,400 vendors supplied merchandise to the Company during 1999. The Company has no significant long-term contract with any vendor. Most of the merchandise purchased by the Company is available from several vendors and manufacturers, and no single vendor or manufacturer accounted for more than 2.1% of the Company's total purchases during 1999. The Company has not in the past experienced any significant difficulties in obtaining merchandise and does not anticipate any such difficulty in the foreseeable future.

         The Company is a member of PRO Group, Inc., of Englewood, Colorado, an independent hardware merchandising group. PRO Group, Inc. is a merchandising organization with 30 wholesale hardware distributors as members. The size of the organization generally provides greater buying power than that of any individual member. The Company became a member of PRO Group, Inc. in order to take advantage of this buying power, which gives PRO Group, Inc. and its members access to potentially lower prices, bigger discounts, extended terms and other purchasing advantages. The Company may participate in other benefits available to PRO Group, Inc. members, but is under no obligation to do so. The Company currently does not participate in such benefits because these benefits generally are already provided by the Company to its Member-Dealers.

         All of the Company's products are warranted to various levels by the manufacturers, whose warranties are passed on to the Member-Dealers. In addition, the Company maintains product liability insurance which the Company believes is sufficient to meet its needs.

EMPLOYEES

         As of December 31, 1999, the Company had 265 full-time employees, of which 50 were in management positions and 215 in warehouse, office or delivery operations. Company employees are not represented by any labor unions. The Company believes its employee relations are satisfactory and it has experienced no work stoppage as a result of labor disputes.

TRADE NAMES

         The Company has a trade name, "Handy Hardware Stores," that it licenses to Member-Dealers at no additional charge. This trade name has been registered in all the states in which the Company's Member-Dealers are located. This trade name is displayed by many of the Member-Dealers on storefronts and inside stores and is used in advertising programs organized by Handy Hardware. The Company believes that this trade name is useful to its operations, but also believes that the loss of ability to utilize this trade name would not have a material adverse effect upon the business of the Company.

CAPITALIZATION BY MEMBER-DEALERS

         In order to become a Handy Hardware Member-Dealer, an independent hardware dealer must enter into a Dealer Contract with the Company. In addition, a Member-Dealer must enter into a Subscription Agreement with the Company for the purchase of 10 shares of Handy Hardware Class A Common Stock, $100 par value per share ("Class A Common Stock"), with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share
("Class B Common Stock"), and Preferred Stock, $100 par value per share ("Preferred Stock"), calculated as detailed below. The minimum number of shares of Class B Common Stock and Preferred Stock to be purchased by a Member-Dealer is determined pursuant to a formula based upon that Member-Dealer's total purchases of merchandise from the Company. All shares of the Company's stock have a purchase price of $100 per share.

Purchase of Class A Common Stock

         At the time an independent hardware dealer becomes a Member-Dealer, that dealer is required to purchase, in cash, 10 shares of Class A Common Stock at $100 per share.

Purchases of Class B Common Stock and Preferred Stock

         General. In approximately March of each fiscal year, the Company calculates the minimum desired level of stock ownership for each Member-Dealer ("Desired Stock Ownership") for the next twelve months, based on (i) the dollar amount of Class A Common Stock, Class B Common Stock and Preferred Stock, valued at $100 per share, owned by the Member-Dealer as of December 31 of the preceding fiscal year ("Actual Stock Ownership") and (ii) the Member-Dealer's total purchases of merchandise from the Company during that preceding fiscal year ("Total Purchases"), as detailed below. The minimum Desired Stock Ownership for a Member-Dealer is $10,000. If the Member-Dealer's Actual Stock Ownership is less than his Desired Stock Ownership, then throughout the period from April 1 of the current fiscal year to March 31 of the following fiscal year, the Company will collect funds from the Member-Dealer for the purchase of additional Class B Common Stock and Preferred Stock ("Purchase Funds"). The Purchase Funds are recorded on the Company's financial statements as Class B Common, subscribed, and Preferred Stock, subscribed. Until such time as the Purchase Funds are applied to purchase Class B Common and Preferred Stock for a Member-Dealer, such Purchase Funds are used by the Company for working capital and general corporate purposes. The period of time for which Purchase Funds are held by the Company varies, depending on the amount of Warehouse Purchases by a particular Member-Dealer. See "--Collection of Purchase Funds."

          Calculation of Desired Stock Ownership. Each Member-Dealer's Desired Stock Ownership is calculated as set forth in the following table:


            AMOUNT OF                                DESIRED STOCK OWNERSHIP
        TOTAL PURCHASES(1)                           BASED UPON TOTAL PURCHASES(2)
        ------------------                           -----------------------------
$1 to $250,000                       $1.00 for every $8.00 of Total Purchases from $1 to $250,000

$250,001 to $500,000                 $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,001 to $500,000

$500,001 to $750,000                 $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,001 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases from $500,001 to $750,000

$750,001 to $1,000,000               $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,001 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases from $500,001 to $750,000
                                  +  $1.00 for every $20.00 of Total Purchases from $750,001 to $1,000,000


      Amount of                                          Desired Stock Ownership
   Total Purchases (1)                                based upon Total Purchases(2)
   -------------------                                -----------------------------
$1,000,001 and above                 $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,001 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases from $500,001 to $750,000
                                  +  $1.00 for every $20.00 of Total Purchases from $750,001 to $1,000,000
                                  +  $1.00 for every $40.00 of Total Purchases over $1,000,000

-------------------------
(1) Based on the Member-Dealer's total purchases of merchandise from the Company, measured as of the end of the immediately preceding fiscal year.
(2) The minimum Desired Stock Ownership in all classes of capital stock is $10,000.

         Example.

         In March 2000, the Company determines that a Member-Dealer's Total Purchases during 1999 were $300,000. The Member-Dealer's Desired Stock Ownership will be $36,250 ($1.00 for each $8.00 of the first $250,000 of Total Purchases [$31,250] plus $1.00 for each $10.00 of the remaining $50,000 of Total Purchases [$5,000]). Because as of December 31, 1999, that Member-Dealer's Actual Stock Ownership was $32,000, which is less than his Desired Stock Ownership, the Company will collect Purchase Funds throughout the period from April 1, 2000 to March 31, 2001 for the purchase of additional Class B Common Stock and Preferred Stock.

         Collection of Purchase Funds. Each Member-Dealer receives from the Company a semi-monthly statement of the Total Purchases made by the
Member-Dealer during the covered billing period. Total Purchases include purchases of inventory from the Company's warehouse ("Warehouse Purchases") and purchases of inventory by the Member- Dealer directly from the manufacturer which are billed through the Company. If the Company has determined that Purchase Funds are to be collected from a Member-Dealer for a particular April 1 to March 31 period, then each statement sent to that Member-Dealer during that period will contain an additional charge for Purchase Funds, in an amount equal to two percent (2.0%) of the Warehouse Purchases invoiced on the statement. The Subscription Agreement entitles the Company to collect 2.0% of Total Purchases as Purchase Funds. At present, however, the board of directors has determined to collect 2.0% of Warehouse Purchases only. The Company will continue to collect Purchase Funds throughout the April 1 to March 31 period, even if the Member-Dealer attains his Desired Stock Ownership during the course of the period. On a monthly basis, the Company reviews the amount of unexpended Purchase Funds then being held for each Member-Dealer. If a Member-Dealer has unexpended Purchase Funds in an amount of at least $2,000, the Company applies $2,000 to the purchase of 10 shares of Class B Common Stock and 10 shares of Preferred Stock at $100 per share.

         Overinvested Member-Dealers. If at the end of any fiscal year a Member-Dealer's Actual Stock Ownership exceeds his Desired Stock Ownership (an "Overinvested Member-Dealer"), he will not be required to pay any Purchase Funds during the following April 1 to March 31 period. An Overinvested Member-Dealer may voluntarily continue to make additional purchases of Class B Common Stock and Preferred Stock by paying Purchase Funds to the Company in amounts equal to 2.0% of Warehouse Purchases.

         Repurchases from Overinvested Member-Dealers. During the past nine years, the Company has repurchased certain shares of Class B Common Stock and Preferred Stock from Overinvested Member-Dealers whose Actual Stock Ownership exceeded their Desired Stock Ownership by $4,000 or more. In each year of the repurchase program, the Company has offered to repurchase from each Overinvested Member-Dealer one-fourth of the excess amount, equally divided between shares of Class B Common Stock and Preferred Stock. The repurchases were made at the full initial sale price of $100 per share. In 1999, approximately 11% of the shares eligible for repurchase from Overinvested Member- Dealers were submitted for repurchase, for which the Company expended $26,800. When the Company began the repurchase program in 1991, the total overinvested amount for all Member-Dealers was $93,600, and as of December 31, 1999, the total amount was $240,400

(excluding shares held by the Texas and Louisiana State Treasury Unclaimed Property Divisions). The overinvested amount varies over time due to repurchases and additional Member-Dealers becoming overinvested because of additional stock purchases. Additionally, because stock purchases are based on each Member-Dealer's Desired Stock Ownership, which fluctuates depending on the total dollar amount of annual purchases of merchandise from the Company, some Member-Dealers who were overinvested in one year may no longer be overinvested in the following year because of an increase in purchases of merchandise. Over the nine years of the repurchase program, the Company has repurchased a total of $379,800 of shares from Member-Dealers. The Company currently intends, but is not required, to repurchase from Overinvested Member-Dealers their entire overinvested amounts. The Company's ability to conduct such repurchases, however, will depend upon the Company's future results of operations, liquidity, capital needs and other financial factors.

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

SEASONALITY

         The Company's quarterly net earnings traditionally vary based on the timing of events which affect the Company's sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. However, the Company's sales levels often increase during the trade shows, which, in some years, compensates for the negative effect of higher direct sales levels. Sales during the fourth quarter are often lower, as hardware sales are slowest during the winter months preceding ordering for significant sales for the spring. In most years, however, this decrease in sales is offset by the corrections to inventory made at year-end, causing fourth quarter sales to vary from year to year. In addition, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income.

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

         In January 1999 the Company purchased an additional 29.96 acres of land located across the street from its current warehouse facility. This land has been used to relocate the Company's retention pond, provide additional parking facilities and allow for future expansion of the Company's current warehouse facility. The purchase price for the land was $1,174,774. The purchase was funded by drawing down on the Company's Chase Bank line of credit. As of February 29, 2000, the capital expenditures for this first phase of the Company's expansion project was $2,209,121, of which $1,864,830 (84.4%) was spent in 1999, primarily for the purchase of the land. The entire amount drawn on the Company's Chase Bank line of credit during 1999 to fund the expansion project was repaid by the Company during the year from its cash flow.

         The Company's property has convenient access to the major freeways necessary for the shipment of products to and from the warehouse facility. Management believes that the current facility will be sufficient to serve the needs of the Company for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         In August 1997 a Handy Hardware truck struck two passenger vehicles in a multi-vehicle accident in Harris County, Texas. Three lawsuits were filed in the District Court of Harris County, Texas arising out of the accident, consisting of two wrongful death actions by the parents of two women killed in the accident, and one case for damages related to disabling injuries to a third person in the same accident. During the third quarter of 1999, the last of these three lawsuits was settled. All lawsuits were settled within the Company's insurance policy limits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for any class of Handy Hardware's capital stock. Upon becoming a Member-Dealer of Handy Hardware, the Member-Dealer enters into a Subscription Agreement with the Company whereby it purchases 10 shares of Class A Common Stock or, in certain cases, 10 shares of Preferred Stock, from the Company. In addition, the Member-Dealer agrees to purchase a minimum number of shares of Class B Common Stock and Preferred Stock pursuant to a formula based upon merchandise purchased by the Member-Dealer from Handy Hardware. See "Item 1. Business -- Capitalization by Member-Dealers" above. Holders of Class A Common Stock may not transfer those shares to a third party without first offering to sell them back to the Company. There are no restrictions on the transfer of the Company's Class B Common Stock or Preferred Stock. All shares of the equity securities of the Company are, to the best knowledge of the Company, owned by Member-Dealers or former Member-Dealers of the Company or affiliates of such Member-Dealers. In the past the Company has acquired all the stock that former Member-Dealers have offered back to the Company, paying par value in cash for the Class A Common Stock and acquiring Class B Common Stock and Preferred Stock at par value on an installment sale basis. There is no assurance that Handy Hardware will maintain such practices, which could be discontinued without notice at any time. Other than as described above, the Company is not aware of the existence of a trading market for any class of its equity securities.

         Shares of Class A Common Stock are the only shares of capital stock with voting rights and are entitled to one vote per share. The number of record holders of each class of the Company's Common Stock at February 29, 2000, was as follows:

DESCRIPTION                                                    NUMBER OF HOLDERS

Class A Common Stock (Voting), $100 par value                         944
Class B Common Stock (Non-Voting), $100 par value                     788

         The Company has never paid cash dividends on either class of its Common Stock and does not intend to do so in the foreseeable future. For information concerning dividends paid on the Company's Preferred Stock, see Items 6 and 8 below.

ITEM 6.  SELECTED FINANCIAL DATA


         The following table provides selected financial information for the five years ended December 31, 1999, derived from financial statements that have been examined by independent public accountants. The table should be read in conjunction with "Management's Discussion and Analysis" below and the financial statements and the notes thereto included in Item 8.

                                                                     YEAR ENDED DECEMBER 31,
                                         1999                1998                1997               1996                1995
                                         ----                ----                ----               ----                ----
OPERATING INCOME DATA:
Total Earnings                       $159,037,694        $146,925,402        $128,966,073       $121,416,635         $115,802,817
Net Sales                             158,066,302         146,009,972         128,112,754        120,698,632          114,885,634
Total Expenses                        157,556,139         145,562,723         126,796,355        119,559,309          114,234,183
Net Earnings
  after Tax                               992,020             893,489           1,408,230          1,206,222            1,016,484
Preferred Stock Dividends
  Paid                                    554,346             682,368             620,812            515,029              401,155
Net Earnings Per Share of                   $6.24               $3.16             $ 12.71             $12.13               $11.55
  Class A and Class B
  Common Stock



                                                                    DECEMBER 31,
                                         1999                1998                1997               1996                1995
                                         ----                ----                ----               ----                ----
BALANCE SHEET DATA:
Current Assets                       $ 27,247,000        $ 26,041,957        $ 24,821,508       $ 22,168,721         $ 18,607,029
Property
  (Net of  Accumulated
   Depreciation)                       10,756,483           9,516,835           9,408,768          9,466,577            9,787,350
Other Assets                              677,547             483,405             477,010            440,405              386,648
                                     ------------        ------------        ------------       ------------         ------------
Total Assets                         $ 38,681,030        $ 36,042,197        $ 34,707,286       $ 32,075,703         $ 28,781,027
                                     ============        ============        ============       ============         ============
Current Liabilities                  $ 16,969,588        $ 15,894,431        $ 15,705,578       $ 14,131,330         $ 10,835,557
Long Term Liabilities                   1,696,595           1,279,968           1,015,855          1,833,508            3,497,845
Stockholders' Equity                   20,014,847          18,867,798          17,985,853         16,110,865           14,447,625
                                     ------------        ------------        ------------       ------------         ------------
Total Liabilities and
  Stockholders' Equity               $ 38,681,030        $ 36,042,197        $ 34,707,286       $ 32,075,703         $ 28,781,027
                                     ============        ============        ============       ============         ============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company maintained its steady growth in 1999 while continuing to meet its goal of providing quality goods to its Member-Dealers at its cost plus a reasonable mark-up charge. Net sales in 1999 increased 8.3% ($12,056,330) over 1998 net sales, compared to a 14.0% growth rate ($17,897,218) of net sales in 1998 over 1997.

         While sales grew in 1999, the increase was not as robust as the increase in 1998. The decline in oil prices during late 1998 and early 1999 led businesses in our selling territories, especially those dominated by the oil and gas industry, to restrict their 1999 spending budgets. This reduction in spending continued throughout 1999, offsetting the effect of increased sales from a generally strong economy.

         Net Sales. Strong economic growth, continuing strength in consumer confidence and a positive response to the Company's lumber and building materials program have resulted in higher rates of sales growth during 1999 than experienced in previous periods, evidenced by increased sales in all but one of the Company's selling territories. Through the building materials program the Company passes along to Member-Dealers discounts it receives for early payment to building material vendors. In addition, Member-Dealers receive longer payment terms from the Company than if they were to order such materials from vendors directly. These discounts in the traditionally low margin area of building materials have caused Member-Dealers to significantly increase their orders of these materials through the Company. Orders of building materials account for $3,589,585 (approximately 30%) of the increase in net sales between 1998 and 1999.

         The following table summarizes the Company's sales during 1999, 1998, and 1997 by sales territory:

                                                                     1999                           1998         1997
                                                   ------------------------------------------       ----         ----
                                                                      % INCREASE
                                                                        IN SALES        % OF        % OF         % OF
                                                                       FROM PRIOR       TOTAL       TOTAL        TOTAL
               SALES TERRITORY                           SALES            YEAR          SALES       SALES        SALES
----------------------------------------           ---------------    -----------       -----       -----        -----
Houston Area                                         $  39,487,169          3%          25.2%       26.6%        26.2%
Victoria, San Antonio, Corpus Christi &                 30,574,253         13%          19.5%       18.8%        18.0%
Rio Grande Valley Area*
North Texas, Dallas & Fort Worth Area                   17,425,201         (9)%         11.1%       13.2%        13.8%
Austin, Brenham & Central Texas Area                    20,115,552         21%          12.8%       11.5%        12.0%
Southern Louisiana Area                                 20,035,084         12%          12.8%       12.4%        11.7%
Baton Rouge, New Orleans, Mississippi,                  12,671,122         10%           8.1%        8.0%         8.8%
Alabama & Florida Area
Arkansas Area                                            6,289,831         26%           4.0%        3.5%         3.5%
Oklahoma Area                                           10,198,573         17%           6.5%        6.0%         6.0%
                                                      ------------                     -----       -----        -----
                                      Totals:        $ 156,796,785(1)                  100.0%      100.0%       100.0%
                                                     =============                     =====       =====        =====

---------------------------
*         Includes  small  volume  of  sales to  Mexican  and  Central  American
          Member-Dealers.
(1)       Total  does  not   include   sales  to  dealers  who  were  no  longer
          Member-Dealers at December 31, 1999.


         Net Material Costs and Rebates. Net material costs during 1999 were $141,831,398, compared to $130,554,986 in 1998 and $113,213,122 in 1997. Net
material costs for 1999 increased 8.6 percent over those costs in 1998, and increased 15.3 percent in 1998 compared to 1997. However, net material costs as a percentage of sales remained steady at 89.7 percent in 1999 as compared to
89.4 percent for 1998 and 88.4 percent in 1997. Sales with no markup increased from $53,070,157 in 1998 to $61,375,978 in 1999. Sales with a markup ranging from 0 to 5 percent increased to $76,119,397 in 1999 from $66,319,812 in 1998.
The negative impact of these factors on net material costs as a percentage of net sales was offset by the positive effect of an increase in factory rebates which the Company took as a credit against material costs in both 1999 and 1998. Rebates for 1999 increased $271,939 or 6.0%, (1999-$4,774,250 versus
1998-$4,502,311).

         Payroll Costs. With unemployment at a three-decade low, the U.S. labor market has seldom been tighter. The increase in 1999 payroll costs resulted primarily from salary increases needed to attract or retain high-quality employees, offset during the same period by a decrease in overtime payroll costs of 34.5%. As a result, payroll costs during 1999 increased $352,553, a 4.7% increase over 1998 levels. In 1998, payroll costs increased $678,607, a 10.0% increase over 1997 levels. However, these increases remained relatively low when compared to the increases in net sales in the same periods (8.3% in 1999 and 15.3% in 1998). Despite this sustained pressure on wages, payroll costs as a percentage of each of total expenses and net sales remained fairly constant at 5.0%, 5.1% and 5.3% for 1999, 1998 and 1997, respectively. The continuing stability in payroll costs has been a result of an ongoing effort to maintain employee productivity.

         Other Operating Costs. In 1999, other operating costs increased $341,490 (4.6%) over 1998 levels, while in 1998 these costs increased $743,428 (11.0%) over 1997 levels. However, these increases remained relatively low when compared to the increases in net sales in the same periods (8.3% in 1999 and 15.3% in 1998). The principal reason for the increase in other operating costs in 1999 was the $439,298 increase in general and administrative expenses. Over 25% of the 1999 increase in general and administrative expenses resulted from the need to lease additional warehouse space as increased inventory exceeded the Company's warehouse capacity. Administrative expenses for 1999 included a wide variety of expenses, most notably, rent expense to lease additional warehouse space ($110,000), non-recurring legal expenses ($104,446) and property and franchise tax ($735,664). These increases were offset to some extent by decreases in other miscellaneous operating costs. Despite the significant increase in administrative expenses, other operating costs as a whole remained fairly constant, amounting to 5.0% of each of net sales and total expenses in 1999 as compared to 5.1% in 1998 and 5.3% in 1997.

NET EARNINGS

         Net sales for 1999 increased $12,056,330 (8.3%), net material costs increased $11,276,412 (8.6%) over 1998 levels, and gross margin increased by $779,918 (5.0%). In addition, less substantial increases in both payroll costs (4.7%) and in other operating costs (4.6%) led to an increase in pretax net earnings of 11.3 percent (from $1,387,437 in 1998 to $1,543,855 in 1999) and an increase in after-tax net earnings of 11.0 percent (from $893,489 in 1998 to $992,020 in 1999).

         The Company's net earnings per share increased significantly in 1999, from $3.16 per share in 1998 to $6.24 per share in 1999. This substantial increase in net earnings per share was due to an increase in net earnings as well as a decline in the dividends paid as a percentage of 1999 net earnings (55.9% in 1999 as compared to 76.4% in 1998).

         The variation in the Company's earnings per share from year to year results from the Company's attempts to price its merchandise in order to deliver the lowest cost buying program for Member-Dealers, although this often results in lower net earnings for the Company. Because these trends benefit the individual shareholders of the Company, almost all of whom purchase the Company's merchandise as Member-Dealers, there is no demand from shareholders that the Company focus greater attention upon earnings per share.

FINANCIAL CONDITION AND LIQUIDITY

         In 1999, Handy Hardware maintained its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in land, inventory, warehouse and computer equipment, software and delivery equipment to better meet the needs of its Member-Dealers. Net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as the Company's fall trade show, (ii) payment terms available to the Company from its suppliers, (iii) payment terms the Company offers to its Member-Dealers, and (iv) the state of the regional economy in the Company's selling territories.

         During 1999 there was an increase of $60,627 in the Company's cash and cash equivalents. The Company generated cash flow from operating activities of $1,928,910 compared to $858,114 of cash from operations during 1998 and $2,171,548 in 1997. The substantial increase in cash flow in 1999 was principally attributable to variances in net earnings and accounts payable, which were offset by the negative effect on cash flow caused by an increase in inventory and accounts receivable. Net cash provided by financing activities was $443,170 in 1999 and $253,248 in 1998, as compared to net cash used for financing activities of $1,386,331 in 1997. This difference was principally attributable to the Company's using $1,837,424 of cash flow in 1997 to retire the outstanding balance of its Chase Bank line of credit.

         Between the beginning of 1999 and December 31, 1999, net earnings increased $992,020, an increase of 11.0%. The increase in net earnings was mainly due to a strong economy which gave Member-Dealers confidence to make significant purchases at the fall trade show and productivity which resulted in proportional increases in expenses.

         Accounts payable more than doubled over 1998 levels, increasing $766,875 during 1999. This significant increase is primarily attributable to the extended dating terms for payment offered to the Company by suppliers.

         Inventory increased by 1953 stockkeeping units in 1999, which were added in response to Member-Dealer demand for more breadth of inventory. The increase in inventory of $1,041,067 in 1999 was significantly larger than the increase in 1998 of $710,063 due to the availability of leased warehouse space during 1999 which provided the Company with an additional 50,000 square feet for stocking inventory. The Company ended 1999 with approximately 36,763 stockkeeping units.

         Accounts receivable increased in 1999 by $295,837, and by $303,400 in 1998. The consistency of the levels of accounts receivable during the last two years is attributable to a strong economy which gave Member-Dealers the ability to pay down their accounts.

         The Company's continuing ability to generate cash to fund its activities is highlighted by the relative constancy of three key liquidity measures -- working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:



                                                                         DECEMBER 31,
                                                ---------------------------------------------------------------
                                                    1999                      1998                      1997
                                                    ----                      ----                      ----
Working Capital                                 $10,277,412                $10,147,526               $9,115,930
Current Ratio                                    1.61 to 1                  1.64 to 1                 1.58 to 1
Debt as Percentage of Capitalization                8.5%                      6.8%                      5.6%


         In 2000, the Company expects to further expand its existing customer base in Arkansas and Oklahoma. The Company will finance this expansion with receipts from sales of stock to new and current Member-Dealers and with anticipated increased revenues from sales to the new Member-Dealers in Arkansas and Oklahoma. The Company expects that this expansion in these selling territories will have a beneficial effect on its ability to generate cash to meet its funding needs.

CAPITAL RESOURCES

         The Company invested $2,284,387 in plant and equipment in 1999. Over the past five years the Company's investments in plant and equipment have amounted to more than $8.3 million, and have provided the Company with the capacity for growth to meet the increasing demand for merchandise and expanded services. Management intends to continue to invest prudently at levels commensurate with the anticipated market expansion and needs of current Member-Dealers.

         During 1999, the Company invested $2,284,387 in plant and equipment, of which $1,864,831 was used to purchase land and begin sitework needed for the Company's's warehouse expansion project. The remainder was used to upgrade the Company's computer system and purchase order entry terminals ($188,374), to purchase office furniture and equipment ($90,964), to upgrade the Company's auto fleet ($71,063) and to purchase warehouse equipment ($69,427).

         In January, 1999 the Company purchased 29.96 acres of land located across the street from the Company's current warehouse facility for $1,174,774. The land has been used to relocate the Company's retention pond, provide additional parking facilities and allow for future expansion of the Company's current warehouse facility. The purchase was funded by drawing down on the Company's Chase Bank line of credit. As of February 29, 2000, the total capital expenditures for this first phase of the Company's expansion project were $2,209,121, 84.4% of which was spent in 1999, primarily for the purchase of the land. The entire amount drawn on the Company's Chase Bank line of credit during 1999 to fund the expansion project was repaid by the Company during the year from its cash flow.

         In August 1996, Chase Bank of Texas (the "Bank") extended to the Company an unsecured $7.5 million revolving line of credit, which has been periodically extended and will currently mature in April 2001. This line is used from time to time for brief periods for working capital and other financing needs of the Company. The average daily outstanding balance under this line during 1999 was $104,515. At December 1999 there was no outstanding balance on this line of credit.

         In March 1999, Deutsche Financial Services extended to the Company a $5,000,000 credit facility as an inventory financing source. There was no borrowing under this agreement during 1999.

         The Company has budgeted approximately $5,167,000 for year 2000 capital expenditures. Of this amount, $4,752,000 will be used to expand and upgrade the Company's current warehouse facility. It is likely that the expense of this project will be funded through third-party financing, including the Company's existing credit sources. Approximately $150,000 has been budgeted to upgrade the Company's warehouse equipment, $115,000 to improve the Company's fleet of automobiles, $100,000 to upgrade the Company's computer equipment and approximately $50,000 to upgrade office furniture and equipment.

         The Company's cash position of $1,173,749 at December 31, 1999 is anticipated to be sufficient to fund the budgeted year 2000 capital expenditures, except for the warehouse expansion project for which the Company will utilize some third party financing, including the Company's existing credit sources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         HANDY HARDWARE WHOLESALE, INC.

                              REPORT OF EXAMINATION

                                DECEMBER 31, 1999

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Handy Hardware Wholesale, Inc.
Houston, Texas


We have audited the accompanying balance sheets of Handy Hardware Wholesale, Inc., as of December 31, 1999 and 1998, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                     /s/ Clyde D. Thomas
                                     --------------------------------------
                                     CLYDE D. THOMAS & COMPANY, P. C.
                                     Certified Public Accountants

February 21, 2000
Pasadena, Texas

                         HANDY HARDWARE WHOLESALE, INC.

                                 BALANCE SHEETS

                                                                                                             DECEMBER 31,
                                                                                                 ---------------------------------
                                                                                                    1999                  1998
                                                                                                 ----------      -----------------
                     ASSETS
CURRENT ASSETS

   Cash                                                                                        $  1,173,749          $  1,113,122
   Accounts receivable, net of subscriptions receivable in the
    amount of $54,484 for 1999 and $51,735 for 1998                                              10,631,282            10,335,445
   Inventory (Note 1)                                                                            15,147,077            14,106,010
   Note receivable (Note 2)                                                                          12,748                10,174
   Prepaid expenses                                                                                 181,809               371,322
   Prepaid income tax                                                                               100,335               105,884
                                                                                               ------------          ------------
                                                                                               $ 27,247,000          $ 26,041,957
                                                                                               ------------          ------------

PROPERTY, PLANT AND EQUIPMENT

   At cost, less accumulated depreciation of
      $5,162,434 (1999) and $4,517,166(1998) (Note 1)                                          $ 10,756,483          $  9,516,835
                                                                                               ------------          ------------

OTHER ASSETS

   Notes receivable (Note 2)                                                                   $    232,710          $    130,362
   Deferred compensation funded                                                                     429,688               329,084
   Prepaid expenses                                                                                  15,149                23,959
                                                                                               ------------          ------------
                                                                                               $    677,547          $    483,405
                                                                                               ------------          ------------
          TOTAL ASSETS                                                                         $ 38,681,030          $ 36,042,197
          ------------                                                                         ============          ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable - stock - current portion (Note 3)                                            $    107,200          $     26,750
   Notes payable - capital leases (Note 5)                                                           41,383                58,308
   Accounts payable - trade                                                                      15,679,858            14,912,983
   Accrued expenses payable                                                                       1,141,147               896,390
                                                                                               ------------          ------------
                                                                                               $ 16,969,588          $ 15,894,431
                                                                                               ------------          ------------

NONCURRENT LIABILITIES

   Notes payable - stock - noncurrent portion (Note 3)                                         $    787,280          $    521,280
   Notes payable - capital leases (Note 5)                                                           25,480                66,864
   Notes payable - vendor consignment merchandise                                                   224,872               114,707
   Deferred compensation payable                                                                    429,688               329,084
   Deferred income taxes payable (Notes 1 and 4)                                                    229,275               248,033
                                                                                               ------------          ------------
                                                                                               $  1,696,595          $  1,279,968
                                                                                               ------------          ------------
           Total Liabilities                                                                   $ 18,666,183          $ 17,174,399
                                                                                               ------------          ------------

                         HANDY HARDWARE WHOLESALE, INC.

                                 BALANCE SHEETS



                                                                                                          DECEMBER 31,
                                                                                             ------------------------------------
                                                                                                    1999                 1998
                                                                                             --------------        --------------
STOCKHOLDERS' EQUITY

     Common stock, Class A, authorized 20,000 shares, $100
        par value per share, issued 9,190 and 8,930 shares                                   $      919,000        $      893,000
     Common stock, Class B, authorized 100,000 shares, $100
        par value per share, issued 58,768 and 55,667 shares                                      5,876,800             5,566,700
     Common stock, Class B subscribed, 4,498.24 and
        4,309.98 shares                                                                             449,824               430,998
            Less subscriptions receivable for Class B Common stock                                  (27,242)              (25,867)
     Preferred stock,  7% cumulative,  authorized  100,000 shares $100 par value
        per share, issued 61,386.5 and 58,246.5 shares                                            6,138,650             5,824,650
     Preferred stock subscribed, 4,498.24 and 4,309.98 shares                                       449,824               430,998
            Less subscriptions receivable for Preferred stock                                       (27,242)              (25,868)
     Paid in surplus                                                                                363,610               339,238
                                                                                             --------------         -------------
                                                                                             $   14,143,224         $  13,433,849
                                                                                             --------------         -------------

     Retained earnings exclusive of other comprehensive earnings (Note 10)                   $    5,765,441         $   5,368,885
     Retained earnings applicable to other comprehensive earnings (Note 10)                         106,182                65,064
                                                                                             --------------         -------------
          Total retained earnings                                                            $    5,871,623         $   5,433,949
                                                                                             --------------         -------------

               Total Stockholders' Equity                                                    $   20,014,847         $  18,867,798
                                                                                             --------------         -------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   38,681,030         $  36,042,197
                     ------------------------------------------                              ==============         =============














See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                         HANDY HARDWARE WHOLESALE, INC.

                             STATEMENTS OF EARNINGS

                                                                                         YEAR ENDED DECMEBER 31,
                                                                       ----------------------------------------------------------
                                                                            1999                   1998                 1997
                                                                       --------------          ------------          ------------
EARNINGS
--------
     Net sales                                                           $158,066,302          $146,009,972          $128,112,754
     Sundry income                                                            971,392               915,430               853,319
                                                                         ------------          ------------          ------------
          TOTAL EARNINGS                                                 $159,037,694          $146,925,402          $128,966,073
          --------------                                                 ------------          ------------          ------------

EXPENSES
--------
     Net material costs                                                  $141,831,398          $130,554,986          $113,213,122
     Payroll costs                                                          7,818,586             7,466,033             6,787,426
     Other operating costs                                                  7,837,921             7,496,431             6,753,003
     Interest expense                                                          68,234                45,273                42,804
                                                                         ------------          ------------          ------------
          TOTAL EXPENSES                                                 $157,556,139          $145,562,723          $126,796,355
          --------------                                                 ------------          ------------          ------------

NET EARNINGS BEFORE PROVISION FOR FEDERAL INCOME TAX
----------------------------------------------------                     $  1,481,555          $  1,362,679          $  2,169,718

PROVISION FOR FEDERAL INCOME TAX (Note 4)                                     530,653               485,530               761,515
-----------------------------------------                                ------------          ------------          ------------

NET EARNINGS                                                             $    950,902          $    877,149          $  1,408,203
-------------                                                            ------------          ------------          ------------

OTHER COMPREHENSIVE EARNINGS
----------------------------
     Unrealized gain on securities (Note 10)                             $     62,300          $     24,758          $          -
     Provision for federal income tax (Note 4)                                 21,182                 8,418                     -
                                                                         ------------          ------------          ------------
          Other comprehensive earnings net of tax                              41,118                16,340                     -
                                                                         ------------          ------------          ------------
TOTAL COMPREHENSIVE EARNINGS                                             $    992,020          $    893,489          $  1,408,230
----------------------------

LESS DIVIDENDS ON PREFERRED STOCK                                             554,346               682,368               620,812
---------------------------------                                        ------------          ------------          ------------

NET EARNINGS APPLICABLE
   TO COMMON STOCKHOLDERS                                                $    437,674          $    211,121          $    787,391
   ----------------------                                                ============          ============          ============

NET EARNINGS PER SHARE OF COMMON STOCK
   CLASS A & CLASS B (Note 1)                                            $       6.24          $       3.16          $      12.71
   --------------------------                                            ============          ============          ============















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                         HANDY HARDWARE WHOLESALE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         YEAR ENDED DECMEBER 31,
                                                                       ----------------------------------------------------------
                                                                            1999                   1998                 1997
                                                                       --------------          ------------          ------------
COMMON STOCK, CLASS A $100 PAR VALUE
------------------------------------
   Balance at January 1,                                                 $    893,000          $    868,000          $    822,000
   Stock issued                                                                79,000                83,000                80,000
   Stock canceled                                                             (53,000)              (58,000)              (34,000)
                                                                         ------------          ------------          ------------
   Balance at December 31,                                               $    919,000          $    893,000          $    868,000
                                                                         ------------          ------------          ------------
COMMON STOCK, CLASS B, $100 PAR VALUE
-------------------------------------
   Balance at January 1,                                                 $  5,566,700          $  5,251,300          $  4,733,300
   Stock issued                                                               702,900               659,000               601,700
   Stock canceled                                                            (392,800)             (343,600)             (123,700)
                                                                         ------------          ------------          ------------
   Balance at December 31,                                               $  5,876,800          $  5,566,700          $  5,251,300
                                                                         ------------          ------------          ------------

COMMON STOCK, CLASS B, SUBSCRIBED
---------------------------------
   Balance at January 1,                                                 $    430,998          $    436,135          $    403,651
   Stock subscribed                                                           687,326               658,663               627,484
   Transferred to stock                                                      (668,500)             (663,800)             (595,000)
                                                                         ------------          ------------          -------------
   Balance at December 31,                                               $    449,824          $    430,998          $    436,135
   Less subscription receivable                                               (27,242)              (25,867)              (21,725)
                                                                         ------------          ------------          ------------
        Total                                                            $    422,582          $    405,131          $    414,410
                                                                         ------------          ------------          ------------
PREFERRED STOCK, 7% CUMULATIVE $100 PAR VALUE
---------------------------------------------
   Balance at January 1,                                                 $  5,824,650          $  5,500,175          $  5,021,375
   Stock issued                                                               728,925               691,000               619,900
   Stock canceled                                                            (414,925)             (366,525)             (141,100)
                                                                          -----------           -----------          ------------
   Balance at December 31,                                               $  6,138,650           $ 5,824,650          $  5,500,175
                                                                          -----------           -----------          ------------

PREFERRED STOCK, 7% CUMULATIVE SUBSCRIBED
-----------------------------------------
   Balance at January 1,                                                 $    430,998           $   436,135          $    403,652
   Stock subscribed                                                           687,326               658,663               627,483
   Transferred to stock                                                      (668,500)             (663,800)             (595,000)
                                                                          -----------           -----------          ------------
   Balance at December 31,                                               $    449,824           $   430,998          $    436,135
   Less subscription receivable                                               (27,242)              (25,868)              (21,726)
                                                                          -----------           -----------          ------------
        Total                                                             $   422,582           $   405,130          $    414,409
                                                                          -----------           -----------          ------------
PAID IN CAPITAL SURPLUS
-----------------------
   Balance at January 1,                                                  $   339,238           $   314,731          $    296,965
   Additions                                                                   24,372                24,507                17,766
                                                                          -----------           -----------          ------------
   Balance at December 31,                                                $   363,610           $   339,238          $    314,731
                                                                          -----------           -----------          ------------
TREASURY STOCK, AT COST
   COMMON STOCK, CLASS A, AT COST
---------------------------------
   Balance at January 1,                                                  $         -           $         -          $          -
   Stock reacquired                                                           (53,000)              (58,000)              (34,000)
   Stock canceled                                                              53,000                58,000                34,000
   Stock issued                                                                     -                     -                     -
                                                                          -----------           -----------          ------------
   Balance at December 31,                                                $         -           $         -          $          -
                                                                          -----------           -----------          ------------
                                       18





                         HANDY HARDWARE WHOLESALE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                     PAGE 2

                                                                                         YEAR ENDED DECMEBER 31,
                                                                       ----------------------------------------------------------
                                                                            1999                   1998                 1997
                                                                       --------------          ------------          ------------

   COMMON STOCK, CLASS B, AT COST
   ------------------------------
   Balance at January 1,                                               $            -          $          -          $          -
   Stock reacquired                                                          (392,800)             (343,600)             (123,700)
   Stock canceled                                                             392,800               343,600               123,700
   Stock issued                                                                     -                     -                     -
                                                                       --------------          ------------          ------------
   Balance at December 31,                                             $            -          $          -          $          -
                                                                       --------------          ------------          ------------

   PREFERRED STOCK, 7% CUMULATIVE AT COST
   --------------------------------------
   Balance at January 1,                                               $            -          $          -          $          -
   Stock reacquired                                                          (414,925)             (366,525)             (141,100)
   Stock canceled                                                             414,925               366,525               141,100
   Stock issued                                                                     -                     -                     -
                                                                       --------------          ------------          ------------
   Balance at December 31,                                             $            -          $          -          $          -
                                                                       --------------          ------------          ------------

        TOTAL TREASURY STOCK                                           $            -          $          -          $          -
        --------------------                                           --------------          ------------          ------------

RETAINED EARNINGS
-----------------
   Balance at January 1                                                $    5,433,949          $  5,222,828          $  4,435,437
   Add:  Net earnings year ending December 31                                 950,902               877,149             1,408,203
           Other comprehensive earnings (Note 10)                              41,118                16,340                     -
   Deduct:  Cash dividends on Preferred Stock (Note 1)                        554,346               682,368               620,812
                                                                       --------------          ------------          ------------
   Balance at December 31,                                             $    5,871,623          $  5,433,949          $  5,222,828
                                                                       --------------          ------------          ------------

TOTAL STOCKHOLDERS' EQUITY                                             $   20,014,847          $ 18,867,798          $ 17,985,853
--------------------------                                             ==============          ============          ============















See  accompanying   sumary  of  accounting   policies  and  notes  to  financial
statements.

                         HANDY HARDWARE WHOLESALE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------------------
                                                                               1999                1998                  1997
                                                                           -----------          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net earnings                                                            $   992,020          $   893,489           $ 1,408,203
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
          Depreciation                                                       1,034,733            1,005,576               947,004
          Deferred income tax                                                  (18,758)             (16,803)              (32,937)
          (Gain) Loss on sale of property, plant, and equipment                 (1,232)             (10,986)               (3,493)
          Unrealized gain (increase in fair market value of
           securities)                                                         (62,300)             (24,758)                    -
   Changes in assets and liabilities:
      (Increase) Decrease in accounts receivable                              (295,837)            (303,400)             (825,868)
      (Increase) Decrease in notes receivable                                 (104,922)             (14,629)              (20,063)
      (Increase) Decrease in deferred
         compensation investment                                                     -                    -               (39,791)
      (Increase) Decrease in inventory                                      (1,041,067)            (710,063)           (1,974,820)
      (Increase) Decrease in prepaid expenses                                  203,872             (165,289)               70,665
      Increase (Decrease) in note payable for vendor
          consignment merchandise                                              110,165               (2,489)               11,352
      Increase (Decrease) in accounts payable                                  766,875              362,826             2,617,806
      Increase (Decrease) in accrued expenses payable                          244,757             (154,290)               (3,813)
      Increase (Decrease) in current income tax payable                              -              (45,253)              (22,488)
      Increase (Decrease) in deferred
         compensation payable                                                  100,604               44,183                39,791
                                                                           -----------          -----------          ------------
           Net Cash Provided by (Used for) Operating Activities            $ 1,928,910          $   858,114           $ 2,171,548
                                                                           -----------          -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures for property, plant, and equipment                 $(2,284,387)        $ (1,113,643)          $  (896,362)
   Investment in deferred compensation funded                                   (9,650)              (9,650)                    -
   Sale of property, plant and equipment                                        11,238               10,986                10,660
   Reinvested dividends, interest, and capital gains                           (28,654)              (9,775)                    -
                                                                           -----------         ------------          ------------
          Net Cash Provided by (Used for) Investing Activities            $(2,311,453)        $  (1,122,082)         $  (885,702)
                                                                           -----------         ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Increase (Decrease) in notes payable - line of credit                             -                    -            (1,837,424)
   Increase (Decrease) in notes payable - lease                                (58,309)             (52,488)              (12,632)
   Increase (Decrease) in notes payable - stock                                346,450              317,280                (3,060)
   (Increase) Decrease in subscription receivable                               (2,749)              (8,284)                2,064
   Proceeds from issuance of stock                                           1,572,849            1,447,233             1,384,333
   Purchase of treasury stock                                                 (860,725)            (768,125)             (298,800)
   Dividends paid                                                             (554,346)            (682,368)             (620,812)
                                                                           -----------         ------------          ------------
          Net Cash Provided by (Used for) Financing Activities             $   443,170         $    253,248           $(1,386,331)
                                                                          ------------         ------------          ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                        $    60,627         $    (10,720)             (100,485)
   ----------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,113,122            1,123,842             1,224,327
----------------------------------------------                            ------------         ------------          ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  1,173,749         $  1,113,122           $ 1,123,842
----------------------------------------                                  ============         ============          ============
ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
   Interest expense paid                                                  $     68,234         $     45,273           $    42,804
   Income tax payments                                                         565,043              616,635               724,440

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



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

   Cash
   ----
       For purposes of the statement of cash flows, Handy Hardware Wholesale, Inc., the Company, considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company maintains a checking account which, at times, exceeds the FDIC coverage of $100,000 normally extended to such accounts. At December 31, 1999, the balance of this account amounted to $1,154,052.

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

   Property, Plant, and Equipment
   ------------------------------
       Property, plant, and equipment are carried at cost. Depreciation of property accounts for financial statement presentation is based on estimated useful lives and methods as follows:

                                                                             LIFE              METHOD OF
                                        ASSET                              IN YEARS          DEPRECIATION
               -------------------------------------------                 --------          ------------

               Building                                                     30-39         Straight Line
               Furniture and warehouse equipment including
                 computer and data processing equipment                      3-7          Straight Line/MACRS
               Transportation equipment                                      3-5          Straight Line

       Property, plant and equipment consists of:

                                                                                           DECEMBER 31,
                                                                             -------------------------------------
                                                                                 1999                     1998
                                                                             ------------             ------------

              Land                                                           $  3,202,572             $  2,027,797
              Buildings & improvements                                          8,549,156                7,859,100
              Furniture, computer, warehouse equipment                          3,740,954                3,721,832
              Transportation equipment                                            426,235                  425,272
                                                                             ------------             ------------
                                                                             $ 15,918,917              $14,034,001
              Less:  Accumulated depreciation                                   5,162,434                4,517,166
                                                                             ------------              -----------
                                                                             $ 10,756,483              $ 9,516,835
                                                                             ============              ===========

          Depreciation expense for the year ended December 31, 1999, amounted to $1,034,733 compared with $1,005,576 for the year ended December 31, 1998.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
----------------------------------------
Changes in Property, Plant, and Equipment for the year ended December 31, 1999, are shown in the following schedule:

                                     BALANCE             ADDITIONS                           OTHER             BALANCE
                                     1-1-99               AT COST         RETIREMENTS        CHANGES          12-31-99
                                   -----------           ---------        -----------        -------          ----------

Land                               $ 2,027,797         $ 1,174,775        $        -         $    -          $ 3,202,572
Buildings and improvements           7,859,100             690,056                 -              -            8,549,156
Furniture, computers and
  warehouse equipment                3,721,832             348,494           329,372              -            3,740,954
Transportation equipment               425,272              71,063            70,100              -              426,235
                                   -----------         -----------        ----------         ------          -----------
                                   $14,034,001         $ 2,284,388        $  399,472         $    -          $15,918,917
                                   ===========           =========        ==========         ======          ===========

Changes in Property, Plant, and Equipment for the year ended December 31, 1998, are shown in the following schedule:

                                     BALANCE             ADDITIONS                           OTHER             BALANCE
                                     1-1-98               AT COST         RETIREMENTS        CHANGES          12-31-98
                                   -----------           ---------        -----------        -------          -----------
Land                               $ 2,027,797         $         -       $        -         $    -           $ 2,027,797
Buildings and improvements           7,752,216             106,884                -              -             7,859,100
Furniture, computers and
  warehouse equipment                3,341,692             908,343          528,203              -             3,721,832
Transportation equipment               435,990              98,416          109,134              -               425,272
                                   -----------         -----------       ----------         ------           -----------
                                   $13,557,695         $ 1,113,643       $  637,337         $    -           $14,034,001
                                   ===========         ===========        =========         ======           ===========

Changes in Property, Plant, and Equipment for the year ended December 31, 1997, are shown in the following schedule:

                                     BALANCE             ADDITIONS                           OTHER             BALANCE
                                     1-1-97               AT COST        RETIREMENTS        CHANGES           12-31-97
                                   -----------           ---------       -----------        -------           -----------
Land                               $ 2,027,797         $       -       $        -         $    -             $ 2,027,797
Buildings and improvements           7,479,697            279,710           7,191              -               7,752,216
Furniture, computers and
  warehouse equipment                2,875,288            528,004          61,600              -               3,341,692
Transportation equipment               463,853             88,648         116,511              -                 435,990
                                   -----------         ----------      ----------         ------             -----------
                                   $12,846,635         $  896,362      $  185,302         $    -             $13,557,695
                                   ===========         ==========      ==========         ======             ===========

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------
Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 1999, are shown in the following schedule:

                                     BALANCE           ADDITIONS                           OTHER             BALANCE
                                     1-1-99             AT COST        RETIREMENTS        CHANGES           12-31-99
                                     -------           ---------       -----------        -------           --------
Land                               $         -         $       -       $        -         $    -           $         -
Buildings and improvements           2,093,539            263,546               -              -             2,357,085
Furniture, computers and
  warehouse equipment                2,154,561            670,994         329,372              -             2,496,183
Transportation equipment               269,066            100,193          60,093              -               309,166
                                   -----------         ----------      ----------         ------           -----------
                                   $ 4,517,166         $1,034,733      $  389,465         $    -           $ 5,162,434
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
                                   ===========         ==========      ==========         ======           ===========

Changes in Accumulated depreciation for property, plant, and equipment for the year ended December 31, 1997, are shown in the following schedule:


                                     BALANCE           ADDITIONS                           OTHER             BALANCE
                                     1-1-97             AT COST        RETIREMENTS        CHANGES           12-31-97
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
                                   ===========         ==========      ==========         ======           ===========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



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

                                                  Annual            Tax Depreciation          Total
                                             Tax Depreciation      (over) under Book       Accumulation
                                             Over (Under) Book     Depreciation for       Tax Over Book
                       Year                     Depreciation         Deleted Assets         Depreciation
                       ----                  -----------------     -----------------      ---------------

                     12-31-97                     (34,032)                  639               1,298,079
                     12-31-98                     (21,873)               (5,322)              1,270,884
                     12-31-99                     (22,129)                8,918               1,257,673

       2. Deferred compensation is accrued as follows:

                     Balance, December 31, 1998                      $  329,084
                     Addition for year ended December 31, 1999          100,604
                                                                     ----------
                     Balance, December 31, 1999                      $  429,688
                                                                     ==========

          The deferred compensation has not been deducted for income tax purposes.


       3. Internal Revenue Code Section 263A requires certain costs to be capitalized for inventory purposes. The following schedule shows the amount reported on the tax return.

                                                         DECEMBER 31,
                                             ----------------------------------
                                                 1999                   1998
                                             -----------             -----------
           Book inventory                    $15,147,077             $14,106,010
           Adjustment for 263A uniform
             capitalization costs                296,130                 292,008
                                             -----------             -----------
           Inventory for tax return          $15,443,207             $14,398,018
                                             ===========             ===========


       The Company accounts for any tax credits as a reduction of income tax expense in the year in which such credits arise.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



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

                                                                             YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                    1999                1998                1997
                                                                -----------          ----------         ----------

             Net Earnings                                       $   992,020          $  893,489         $1,408,203
             Less:  Dividends on preferred stock                    554,346             682,368            620,812
                                                                -----------          ----------         ----------
                                                                $   437,674          $  211,121         $  787,391
             Weighted average shares of common stock
               (Class A and Class B outstanding)                     70,101              66,763             61,934


              Net Earnings (Loss) per share of
                common stock                                    $      6.24          $     3.16         $    12.71

   Preferred Stock Dividends
   -------------------------
     Cash dividends paid on the Company's outstanding preferred stock (par value $100 per share) were 10% for 1999, 10% for 1998, and 13% for 1997, pro-rated for the portion of a twelve month period (ending January 31) during which the preferred stock was held. The weighted average number of preferred shares outstanding during each 12 month period was used to calculate the per share cash dividends on preferred stock as reflected below. Cash dividends have never been paid and are not anticipated to be paid in the future on either class of the Company's outstanding common stock.

                      SCHEDULE OF PREFERRED STOCK DIVIDENDS

           During the
           Year Ended         Weighted Average                 Per
           December 31       Shares Outstanding               Share
           -----------       ------------------               -----
              1999                 63,662                    $ 8.71
              1998                 60,531                     11.27
              1997                 55,929                     11.10


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

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



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

     Notes receivable are classified as follows:

                                                             December 31,
                                                     ---------------------------
                                                          1999           1998
                                                     ----------      -----------
                   Current                           $   12,748      $    10,174
                   Nonncurrent                          232,710          130,362
                                                       --------          -------
                   Total                             $  245,458      $   140,536
                                                     ==========      ===========


NOTE 3 - NOTES PAYABLE - STOCK
------------------------------
     The five year, interest bearing notes payable - stock reflect amounts due from the Company to former Member-Dealers for the Company's repurchase of shares of Company stock owned by these former Member-Dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates on outstanding notes currently range from 5.25% to 7.0%

     Notes payable - stock are classified as follows:

                                                             December 31,
                                                     ---------------------------
                                                          1999           1998
                                                     ----------      -----------
                   Current                           $  107,200      $    26,750
                   Nonncurrent                          787,280          521,280
                                                     ----------      -----------
                   Total                             $  894,480      $   548,030
                                                     ==========      ===========


     Principal payments applicable to the next five years are as follows:

                                    2000             $  107,200
                                    2001                 57,000
                                    2002                 32,800
                                    2003                324,280
                                    2004                373,200
                                                     -----------
                                                     $  894,480
                                                     ==========

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 4- INCOME TAXES
--------------------
     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method.

     The major categories of deferred income tax provisions are as follows (based on FASB 109):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------
                                                                            1999               1998               1997
                                                                        -----------        -----------        -----------
         Excess of tax over book depreciation                           $1,257,673         $1,270,884         $1,298,079
         Allowance for bad debts                                            (7,195)            (7,195)            (7,195)
         Inventory - ending inventory adjustment
           for tax recognition of Sec. 263A
                uniform capitalization costs                              (296,130)          (292,008)          (288,788)
         Deferred compensation                                            (280,010)          (242,173)          (223,165)
                                                                        ----------         ----------         ----------
                    Total                                               $  674,337         $  729,508         $  778,931
                    Statutory tax rate                                          34%                34%                34%
                                                                        ----------         ----------         ----------
         Cumulative deferred income tax payable                         $  229,275         $  248,033         $  264,836
                                                                        ==========         ==========         ==========

         Classified as:
                Current liability                                       $        -         $        -         $        -
                Noncurrent liability                                       229,275            248,033            264,836
                                                                        ----------         ----------         ----------
                                                                        $  229,275         $  248,033         $  264,836
                                                                        ==========         ==========         ==========

     Reconciliation of income taxes on difference between tax and financial accounting:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------
                                                                            1999               1998               1997
                                                                        ---------          ----------         ----------
     Principal components of income tax expense
     Federal:
       Current
            Income tax paid                                             $  565,043         $  616,635         $  724,440
            Carryover of prepayment from prior year                        105,884                  -             24,686
            Current income tax payable                                           -                  -             45,253
                                                                        ----------         ----------         ----------
                                                                        $  670,927         $  616,635         $  794,379
            Carryover to subsequent year                                   100,335            105,883                  -
                                                                        ----------         ----------         ----------
            Income tax for tax reporting at statutory rate of 34%       $  570,592         $  510,752         $  794,379
       Deferred
            Adjustments for financial reporting:
            Depreciation                                                    (4,492)            (9,246)           (11,354)
            263A uniform capitalization costs                               (1,401)            (1,095)           (13,447)
            Other                                                          (12,864)            (6,463)            (8,063)
                                                                        ----------         ----------         ----------
       Provision for federal income tax (U.S.)                          $  551,835         $  493,948         $  761,515
                                                                        ==========         ==========         ==========

     The Company is not exempt from income tax except for municipal bond interest earned in an amount of $2,177.

     Handy is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 5 - LEASES
---------------
     Operating Leases
     ----------------

     The Company leases certain trucks and trailers under long-term operating lease agreements. The leases expire in each of the years between 2000 and 2004.

     The following is a schedule of future minimum lease payments for operating leases as of December 31, 1999 and 1998 for the subsequent five years:

                                               YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                                 1999               1998
                                             -----------         ----------
           1999                              $        -          $  636,736
           2000                                  644,799            630,288
           2001                                  558,180            488,372
           2002                                  215,282            272,449
           2003                                  112,148            104,740
           2004                                   70,126                  -

     Capital Leases
     --------------
     The Company leases equipment as a capital lease. The following is an analysis of the leased property under capital leases by major class:

                                               YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                                 1999               1998
                                             -----------         ----------
           Class of Property
             Furniture, computers,
               and warehouse equipment       $  166,479           $  168,316
             Transportation equipment                 -                    -
                                             ----------           ----------
                                             $  166,479           $  168,316
           Less:  Accumulated depreciation      140,037              111,445
                                             ----------           ----------
                                             $   26,442           $   56,871
                                             ==========           ==========

     The following is a schedule by year of future minimum lease payments for capital leases.

                                               YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                                 1999               1998
                                             -----------         -----------
           1999                              $        -           $   58,308
           2000                                  41,383               41,383
           2001                                   7,889                7,889
           2002                                  17,591               17,592
                                             ----------           ----------
              TOTAL                          $   66,863           $  125,172
                                             ==========           ==========

     The lease payments at year end 1999 are reflected in the Balance Sheet as current and noncurrent obligations under capital leases of $41,383 and $25,480, respectively. The estimated interest rates range from 4% to 9%.

                         HANDY HARDWARE WHOLESALE, INC.

                      NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 5 - LEASES (CONTINUED)
--------------------------
     Rental Expenses
     ---------------
     Rental expenses for the preceding three years are:

                                            1999             $1,089,000
                                            1998              1,251,805
                                            1997              1,041,985


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------
     None

     The Company is owned entirely by its dealers and former dealers. No shareholder is the beneficial owner of more than five percent of any class of the Company's voting securities. Substantially all sales are made to the Member-Dealers (Owners) of the Company.


NOTE 7 - RETIREMENT PLAN - HANDY HARDWARE WHOLESALE, INC. 401(K) PROFIT SHARING PLAN
--------------------------------------------------------------------------------
     During 1997, the Company transferred the former Profit Sharing and Savings Plan to a 401(K)Profit Sharing Plan to help employees achieve financial security during their retirement years. Employees are eligible to participate in the plan if they have attained age 21 and have completed one year of service with the Company. The Plan includes a 401(K) arrangement to allow employees to contribute to the Plan a portion of their compensation, known as elective deferrals. Each year, the Company will make matching contributions in the amount determined by the Board of Directors at its discretion. The Board of Directors may choose not to make matching contributions to the Plan for a particular year. During 1999, the employees could contribute up to 6% of their gross annual compensation with 50% of such contribution matched by the Company. In addition, the employees could contribute an additional 9% with no Company matching contribution. Employees are 100% vested at all times for elective deferrals in the Plan. The Plan permits the Company to contribute a discretionary amount for a plan year designated as qualified nonelective contributions. Company qualified nonelective contributions are allocated to employees in the same proportion that the number of points per employee bears to the total points of all participants. Employees receive one point for each $1,000 of compensation and one point for each year of service. Employees' interests in the value of the contributions made to their account first partially vest after three years of service at 20% and continue to vest an additional 20% each year until fully vested after seven years of service. Participating employees who reach age 65 are fully vested without regard to their number of years of service. Benefits are paid to eligible employees under the plan in lump sum upon retirement, or at the direction of the employee, pursuant to the terms of an annuity plan selected by the employee. The amount of cost recognized during the years ended December 31, is as follows:

                                                  1999       $ 551,311
                                                  1998         506,812
                                                  1997         599,475

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



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

     Each Member-Dealer receives from the Company a semimonthly statement of Total Purchases made during the covered billing period and an additional charge ("Purchase Funds") of 2 percent of warehouse purchases until the Member-Dealer's Desired Stock Ownership is attained. Although the Subscription Agreement entitles the Company to collect 2 percent of total purchases, since May 1, 1983, the Board of Directors has determined to collect 2 percent of warehouse purchases only. On a monthly basis, the Company reviews the amount of unexpended Purchase Funds being held for each Member-Dealer. If a Member-Dealer has unexpended Purchase Funds of at least $2,000, the Company applies $2,000 to the purchase of ten shares of Class B Common Stock and ten shares of Preferred Stock at $100 per share.

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

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



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

    Option II  -    Same as  Option I except  that  the  remaining  value of the
                    Class B Common and Preferred Stock is discounted 15 percent and paid to the Member-Dealer immediately at the time of repurchase.

     Stock  Repurchase
     -----------------
     In 1999 and 1998 the Board approved the continuation of its program of repurchasing certain shares from those shareholders who are over-invested in the Company's capital stock by $4,000 or more. The amount repurchased was the amount of stock (based on purchase price of $100 per share) equal to one fourth of the over-invested amount, equally divided between shares of Preferred Stock and Class B Common Stock. In connection with the repurchase, the minimum required investment in the Company's capital stock is $10,000. In 1999 and 1998 the Company repurchased 268 and 284 shares for $26,800 and $28,400, respectively.


NOTE 9 - LINE OF CREDIT
-----------------------
     In August 1996, Chase Bank of Texas ("the Bank") extended to the Company an unsecured $7.5 million revolving line of credit with an April 30, 1998, maturity date. In April, 1998, the commitment was extended to mature in April, 2000, at an interest rate of prime minus one and one-half percent
     (1.5%) or the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). The line was used from time to time for working capital and other financing needs of the Company. At December, 1999, there was no outstanding balance due on the line of credit. Borrowing against and payments of the line of credit during the year were as follows.

              BALANCE             BORROWING          PAYMENTS           BALANCE         INTEREST         INTEREST
              1-01-99            DURING 1999        DURING 1999        12-31-99           RATE             PAID
              -------            ------------       -----------        --------         ---------        --------
               $ -0-            $15,937,543        $15,937,543          $ -0-         6.25 to 6.75%      $15,158


     Terms of the line of credit require monthly payments of accrued interest with the balance, if any, of the loan to be repaid on April 30, 2000.

     In March, 1999 Deutsche Financial Services extended to the Company a $5,000,000 credit facility as an inventory financing source. There was no borrowing under this agreement during the year ended December 31, 1999.

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 10 - COMPREHENSIVE EARNINGS
--------------------------------
   The following disclosures include those required by FASB 115 for financial statements beginning after December 15, 1997.

1. Deferred compensation funded in the amount of $429,688 on the Balance Sheet as a non-current asset at December 31, 1999, includes equity securities classified as investments available for sale in the amount of $376,768 at fair market value. The $376,768 includes $160,881 unrealized gain on securities resulting from the increase in fair market value. The cost of the equity securities is $215,887.


2.     Changes in Equity Securities

                                                                       Year Ended
                                                                    December 31, 1999             Cumulative
                                                                    -----------------             ----------
        Balance, January 1, 1999                                        $ 279,644                   $       -
        Purchases                                                           6,170                     105,060
        Dividends, interest and capital gains                              28,654                     110,827
        Unrealized gains on securities resulting from increase
            in fair market value                                           62,300                     160,881
                                                                        ---------                   ---------
        Balance, December 31, 1999                                      $ 376,768                   $ 376,768
                                                                        =========                   =========

3.     Components of Comprehensive Earnings

                                                           Total           Other Comprehensive       Net Earnings Exclusive
                                                       Comprehensive       Earnings - Unrealized             of Other
                                                          Earnings          Gains on Securities      Comprehensive Earnings
                                                       -------------       ---------------------     ----------------------
        Net earnings before provision for
           federal income tax                          $ 1,543,855            $     62,300                $ 1,481,555
        Provision for federal income tax                   551,835                  21,182                    530,653
                                                       -----------            ------------                -----------
        Net earnings                                   $   992,020            $     41,118                $   950,902
                                                       ===========            ============                ===========

4.     Components of Retained Earnings

                                                                             Retained Earnings           Retained Earnings
                                                                            Applicable to Other          Exclusive of Other
                                                         Total            Comprehensive Earnings     Comprehensive Earnings
                                                       -----------        ----------------------     ----------------------

        Balance, January 1, 1999                       $ 5,443,949            $     65,064                $ 5,368,885
        Add:  Net earnings year ended
                 December 31, 1999                         992,020                  41,118                    950,902
        Deduct:  Cash Dividends on
                     Preferred Stock                      (554,346)                      -                   (554,346)
                                                       -----------            ------------                -----------
        Balance, December 31, 1999                     $ 5,871,623            $    106,182                $ 5,765,441
                                                       ===========            ============                ===========

                         HANDY HARDWARE WHOLESALE, INC.

                     NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 11 - SUBSEQUENT EVENT
--------------------------
     In the latter half of 1999, the Board of Directors approved a warehouse expansion project currently budgeted for approximately $8,100,000. The project commenced in the first quarter of 2000. This project may be funded through third party financing including borrowing on the Company's existing line of credit.

NOTE 12 - LITIGATION
--------------------
     In the opinion of the Company, at December 31, 1999, there was no pending or threatened litigation that would have a material effect on the financial position or results of operations of the Company at December 31, 1999.


NOTE 13 - OTHER DISCLOSURES
---------------------------
1.       Costs incurred for advertising are expensed when incurred.

2. The Company wholesales hardware to its dealers in Texas, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Florida, Mexico and Central America.

3. The Company is not a party to any legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

         Items  10-13 are  incorporated  by  reference  to the  Company's  Proxy
Statement for its annual stockholders' meeting to be held May 10, 2000, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 1999 fiscal year.


                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)      DOCUMENTS FILED AS PART OF THIS REPORT

                                                                                                                 Page
         (1)        Financial Statements                                                                       Reference
                    --------------------                                                                       ---------

                    Auditor's Report.............................................................................. 14

                    Balance Sheets at December 31,
                      1999 and 1998............................................................................... 15

                    Statements of Earnings for the
                      years ended December 31,
                      1999, 1998 and 1997 ........................................................................ 17

                    Statements of Stockholders' Equity
                      for the years ended December 31,
                      1999, 1998 and 1997 ........................................................................ 18

                    Statements of Cash Flows for the years ended
                      December 31, 1999, 1998 and 1997 ........................................................... 20

                    Notes to Financial Statements................................................................. 21

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

                    Exhibit
                    Number
                    ------

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

                    10.9 Loan Agreement dated March 30, 1993, between Texas Commerce Bank, N.A., and Handy Hardware Wholesale, Inc. (Filed as Exhibit I to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

                   *10.10 Amendment and Restatement of Credit Agreement between Handy Hardware Wholesale, Inc. and Texas Commerce Bank, N.A., dated as of April 30, 1996. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

                   *10.11 Sixth Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated November 14, 1995. (Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

                   *10.12 Seventh Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated September 30, 1996. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

                   *10.13 Eighth Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated December 24, 1997. (Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

                   *10.14 Ninth Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James D. Tipton dated December 31, 1998. (Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

                    10.15 Second Amendment to Amendment and Restatement of Credit Agreement between the Company and Chase Bank of Texas, National Association dated April 30, 1998. (Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

                  **10.16 Third Amendment to Amendment and Restatement of Credit Agreement between the Company and Chase Bank of Texas, National Association dated April 30, 1999.

                  **10.17 Agreement for Wholesale Financing between the Company and Deutsche Financial Services dated March 9, 1999.

                  **11.1      Statement re computation of per share earnings.

*   Management Contract
**  Filed herewith.

         The Company will furnish to any requesting shareholder a copy of any exhibit upon payment of $.40 per page to cover the expense of furnishing such copies. Requests should be directed to Tina S. Kirbie, Secretary and Treasurer, Handy Hardware Wholesale, Inc., 8300 Tewantin Drive, Houston, Texas 77061.

         (B)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the three months ended December 31, 1999.

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

                                                  HANDY HARDWARE WHOLESALE, INC.

                                                     /s/ James D. Tipton
                                           -------------------------------------
                                                     JAMES D. TIPTON
                                           President and Chief Executive Officer
March 23, 2000

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

Signature                         Title                               Date
---------                         -----                               ----

/s/ James D. Tipton           President, Chief Executive         March 23, 2000
-------------------           Officer and Director

/s/ Tina S. Kirbie            Chief Financial and                March 23, 2000
-------------------           Accounting Officer

/s/ Weldon D. Bailey          Director                           March 27, 2000
-------------------

/s/ Norman J. Bering, II      Director                           March 24, 2000
-------------------

/s/ Susie Bracht-Black        Director                           March 24, 2000
-------------------

/s/ Virgil H. Cox             Director                           March 24, 2000
-------------------

/s/ Samuel J. Dyson           Director                           March 24, 2000
-------------------

/s/ Robert L. Eilers          Director                           March 24, 2000
-------------------

/s/ Richard A. Lubke          Director                           March 26, 2000
-------------------

/s/ Jimmy T. Pate             Director                           March 28, 2000
-------------------

/s/ Leroy Wellborn            Director                           March 23, 2000
-------------------