Form 10-Q
period 2000-03-31
HANDY HARDWARE WHOLESALE INC
filed 2000-05-15
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                    of 1934.

                 For the quarterly period ended March 31, 2000.

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

                           Yes         X             No

The number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 2000, was 9,500 shares of Class A Common Stock, $100 par value, and 59,602 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX



PART I            Financial Information                                Page No.

  Item 1.        Financial Statements

                 Condensed Balance Sheet March 31, 2000
                    and December 31, 1999 .......................        3 -  4

                 Condensed Statement of Earnings - Three Months
                    Ended March 31, 2000 and 1999.................            5


                 Condensed Statement of Cash Flows - Three Months
                    Ended March 31, 2000 and 1999................        6 -  7

                 Notes to Condensed Financial Statements...........      8 - 14


  Item 2.        Management's Discussion & Analysis of Financial
                 Condition and Results of Operations............        15 - 18

  Item 3.        Quantitative & Qualitative Disclosures About
                    Market Risk....................................          18

PART II           Other Information                                          19

  Items 1.- 6.    None                                                       19

         Signatures                                                          20


                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET


                                                MARCH 31,           DECEMBER 31,
                                                2000                1999
                                                ---------           ------------

ASSETS

CURRENT ASSETS
  Cash                                          $ 4,356,106          $ 1,173,749
  Accounts Receivable, net of                    18,127,408           10,631,282
    subscriptions receivable in
    the amount of $79,343 for 2000
    and $54,484 for 1999
  Notes Receivable (Note 3)                          12,333               12,748
  Inventory                                      17,458,384           15,147,077
  Other Current Assets                              173,642              181,809
  Prepaid Income Tax                                    -0-              100,335
                                                -----------          -----------
                                                $40,127,873          $27,247,000
                                                -----------          -----------

PROPERTY, PLANT AND EQUIPMENT (NOTE 2)
  At Cost Less Accumulated Depreciation
  of $5,375,782(2000) and $5,162,434
  (1999)                                        $11,222,458          $10,756,483
                                                -----------          -----------

OTHER ASSETS
  Notes Receivable (Note 3)                     $   248,575          $   232,710
  Deferred Compensation Funded                      496,514              429,688
  Other Noncurrent Assets                               -0-               15,149
                                                -----------          -----------
                                                $   745,089          $   677,547
                                                -----------          -----------
TOTAL ASSETS                                    $52,095,420          $38,681,030
------------                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable-Stock (Note 4)                  $    96,200          $   107,200
  Notes Payable-Capital Lease                        36,365               41,383
  Accounts Payable - Trade                       29,556,730           15,679,858
  Other Current Liabilities                         388,692            1,141,147
  Federal Income Taxes Payable (Note 5)             128,215                  -0-
                                                -----------          -----------
                                                $30,206,202          $16,969,588
                                                -----------          -----------
NONCURRENT LIABILITIES
  Notes Payable-Stock (Note 4)                  $   818,560          $   787,280
  Notes Payable-Capital Lease                        23,508               25,480
  Notes Payable-Vendor                              243,436              224,872
  Deferred Compensation Payable                     496,514              429,688
  Deferred Income Taxes Payable (Note 5)            231,998              229,275
                                                -----------          -----------
                                                $ 1,814,016          $ 1,696,595
                                                -----------          -----------

TOTAL LIABILITIES                               $32,020,218          $18,666,183
-----------------                               -----------          -----------




     The accompanying notes are an integral part of the Condensed Financial Statements.


                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                MARCH 31,           DECEMBER 31,
                                                2000                1999
                                                -------------       ------------


STOCKHOLDERS' EQUITY

  Common Stock, Class A,
   authorized 20,000 shares, $100
   par value per share, issued
   9,600 & 9,190 shares                         $   960,000          $  919,000
  Common Stock, Class B,
   authorized 100,000 shares, $100
   par value per share, issued
   60,698 & 58,768 shares                         6,069,800           5,876,800
  Common Stock, Class B
   Subscribed 4,594.91 & 4,498.24
   shares                                           459,491             449,824
      Less Subscription Receivable                  (39,671)            (27,242)
  Preferred Stock 10% Cumulative,
   authorized 100,000 shares, $100
   par value per share, issued
   63,436.50 & 61,386.50 shares                   6,343,650           6,138,650
  Preferred Stock, Subscribed
   4,594.91 & 4,498.24 shares                       459,491             449,824
      Less Subscription Receivable                  (39,671)            (27,242)
  Paid in Surplus                                   381,520             363,610
                                                -----------          -----------
                                                $14,594,610         $14,143,224
  Less: Cost of Treasury Stock
   2,380.50 & -0- shares                           (238,050)                -0-
                                               ------------         -----------
                                                $14,356,560         $14,143,224

Retained Earnings exclusive of other
  comprehensive earnings (Note 7)                 5,568,719           5,765,441
Retained Earnings applicable to other
  comprehensive earnings (Note 7)                   149,922             106,182
                                                -----------         -----------
                                                  5,718,641           5,871,623
                                                -----------         -----------

  Total Stockholders' Equity                    $20,075,202         $20,014,847
                                                -----------         -----------

  TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                          $52,095,420         $38,681,030
  --------------------                          ===========         ===========



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.


                         HANDY HARDWARE WHOLESALE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    2000               1999
                                                    ----               ----

REVENUES
  Net Sales                                        $46,358,406      $43,459,797
  Sundry Income                                        584,329          475,718
                                                  ------------      ------------
TOTAL REVENUES                                     $46,942,735      $43,935,515
--------------                                     ------------     ------------

EXPENSE
  Net Material Costs                               $42,039,040      $39,693,476
  Payroll Costs                                      1,933,290        1,772,223
  Other Operating Costs                              2,357,392        2,102,552
  Interest Expense                                      15,069           19,003
                                                  ------------     ------------
TOTAL EXPENSE                                      $46,344,791      $43,587,254
-------------                                     ------------     ------------



NET EARNINGS BEFORE PROVISIONS
FOR ESTIMATED FEDERAL INCOME TAX                   $   597,943      $   348,261
--------------------------------


PROVISIONS FOR ESTIMATED
FEDERAL INCOME TAX (NOTE 5)                           (208,740)        (124,787)
--------------------------                        ------------      -----------


NET EARNINGS                                       $   389,203        $ 223,474
------------

OTHER COMPREHENSIVE EARNINGS
  Unrealized Gain on Securities (Note 7)           $    66,273        $   1,063
  Provision for Federal Income Tax(Note 5)             (22,533)             361
                                                  ------------       ----------
    Other Comprehensive Earnings
      Net of Tax                                   $    43,740        $     702
                                                  ------------       ----------

TOTAL COMPREHENSIVE EARNINGS                       $   432,943        $ 224,176
----------------------------

LESS ACCRUED DIVIDENDS ON
PREFERRED STOCK                                       (146,481)        (138,587)
---------------                                   ------------       ----------

NET EARNINGS APPLICABLE TO
COMMON STOCKHOLDERS                                $   286,462       $   85,589
-------------------                               ============      ===========

NET EARNINGS PER SHARE OF
COMMON STOCK, CLASS A &
CLASS B (NOTE 1)                                   $      3.92       $     1.23
---------------                                   ============      ===========


The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.


                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    2000              1999
                                                    ----              ----

CASH FLOWS FROM OPERATING ACTIVITY

  Net Earnings                                      $    432,943    $   224,176
                                                    ------------    -----------
     Adjustments to Reconcile Net
        Earnings to Net Cash Provided by
        Operating Activities:
          Depreciation                              $    213,348    $   240,605
          Increase (Decrease) in Deferred
            Income Tax                                     2,723         (1,153)
          Unrealized gain (increase in fair
            market value of securities)                  (66,273)       (43,641)

Changes in Assets and Liabilities
   Increase in Accounts Receivable                   $(7,496,126)   $(7,281,214)
   (Increase) Decrease in Notes Receivable               (15,450)         1,137
   Increase in Inventory                              (2,311,307)    (1,163,744)
   Decrease in Other Assets                              123,651        214,393
   Increase (Decrease)in Note Payable-Vendor              18,564         (1,773)
   Increase in Accounts Payable                       13,876,872      12,220,897
   Decrease in Other Liabilities                        (752,455)      (508,405)
   Increase in Federal Income
     Taxes Payable                                       128,215         20,056
   Increase (Decrease) in Deferred Compensation
     Payable                                              66,827         44,183
                                                     -----------    -----------
     TOTAL ADJUSTMENTS                               $ 3,788,589    $ 3,741,341
                                                     -----------    -----------


     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                            $ 4,221,531    $ 3,965,517
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                            $  (679,323)   $(1,276,221)
     Disposition of Fixed Assets                              -0-            -0-
     Reinvested dividends, interest & capital gains         (553)          (542)
                                                     ------------   ------------
       NET CASH USED FOR
       INVESTING ACTIVITIES                          $  (679,876)   $(1,276,763)
                                                     -----------    ------------





The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.


                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                (UNAUDITED)CONT.

                                                    THREE MONTHS ENDED MARCH 31,
                                                    2000            1999
                                                    ----            ----
                                                                    <

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase Note Payable - Line of Credit       $      -0-           $1,143,772
   Increase in Notes Payable - Stock                20,280               10,000
   Decrease in Notes Payable - Capital Lease        (6,990)             (11,817)
   Increase in Subscription Receivable             (24,858)             (18,223)
   Proceeds From Issuance of Stock                 476,244              391,764
   Purchase of Treasury Stock                     (238,050)             (75,600)
   Dividends Paid                                 (585,925)            (554,346)
                                                 ----------           ----------
     NET CASH PROVIDED BY (USED FOR) FINANCING
     ACTIVITIES                                 $ (359,299)           $ 885,550
                                                -----------           ----------

NET INCREASE
IN CASH & CASH EQUIVALENTS                      $3,182,357           $3,574,304

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                        1,173,749            1,113,122
                                                ----------           -----------

CASH & CASH EQUIVALENTS AT END OF
PERIOD                                          $4,356,106           $4,687,426
                                                ==========           ===========


ADDITIONAL RELATED DISCLOSURES

TO THE STATEMENT OF CASH FLOWS

       Interest Expense Paid                    $   15,069           $   19,003
       Income Taxes Paid                           100,335              105,884



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

         Handy sells to its member-dealers products primarily for retail hardware, lumber and home center stores. In addition, we offer advertising and other services to member-dealers.

(2)      GENERAL INFORMATION:

         The condensed consolidated financial statements included herein have been prepared by Handy. The financial statements reflect all adjustments, which were all of a recurring nature, and which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Handy believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K Annual Report.

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

(5)      EARNINGS PER SHARE:

         Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    2000              1999
                                                    ----              ----

CALCULATION OF NET EARNINGS PER SHARE
     OF COMMON STOCK

     Net Earnings                                 $   432,943         $ 224,176
     Less: Accrued Dividends
           On Preferred Stock                        (146,481)         (138,587)
                                                  -----------        -----------
                                                  $   286,462         $  85,589
     Weighted Average
       Shares of Common Stock
       (Class A & Class B)
       outstanding                                     73,080            69,304
     Net Earnings Per Share
     of Common Stock                              $      3.92         $    1.23
                                                  ===========         ==========


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

         Because Handy is unable to anticipate the amount of the Preferred Stock dividends, it does not accrue a liability for the payment of those dividends on its balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, Handy shows an estimated portion of the dividends to be paid in the first quarter of 2001 based on the dividends paid in the first quarter of 2000.

         When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed
         Balance Sheet for the three months ended March 31, 2000 contained herein, therefore, are net of dividends actually paid during the first quarter of 2000 in the amount of $585,925.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:

                                              MARCH 31,             DECEMBER 31,
                                              2000                  1999
                                              -----------           ------------
Land                                          $ 3,202,572           $ 3,202,572
Building & Improvements                         8,965,519             8,549,156
Furniture, Computer, Warehouse                  3,925,796             3,740,954
Transportation Equipment                          504,353               426,235
                                              -----------           ------------
                                              $16,598,240           $15,918,917

Less:  Accumulated Depreciation                (5,375,782)           (5,162,434)
                                              -----------           ------------
                                              $11,222,458            $10,756,483
                                              ===========            ===========


                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - NOTES RECEIVABLE

Notes receivable reflect amounts due to Handy from its member-dealers under a deferred payment agreement and an installment sale agreement.

Under the deferred agreement, Handy supplies member-dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the member- dealer continues to purchase General Electric lamps through Handy. If a member-dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric bills Handy for the member-dealer's initial order and the note becomes immediately due and payable in full to Handy. In September 1999, virtually the same type of deferred agreement was put into effect with Chicago Specialty, a manufacturer of plumbing supplies.

Under the installment sale agreement, we sell member-dealers computer hardware, the purchase price of which is due and payable by member-dealers to us in thirty-six monthly installments of principal and interest.

Notes Receivable are classified as follows:

                                      CURRENT PORTION       NONCURRENT PORTION
                                      MARCH 31, DEC. 31,    MARCH 31, DEC. 31,
                                      2000      1999        2000      1999

Deferred Agreements                   $   -0-   $   -0-     $243,436  $224,871
Installment Sale Agreement             12,333    12,748        5,139     7,839
                                      -------   -------     --------  --------
                                      $12,333   $12,748     $248,575  $232,710
                                      =======   =======     ========  ========

NOTE 4 - NOTES PAYABLE STOCK

The five year, interest bearing notes payable - stock reflect amounts due from Handy to former member-dealers for our repurchase of shares of Handy stock owned by these former member-dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 5.25% to 7.0%.


Notes payable - stock are classified as follows:

                                      CURRENT PORTION      NON-CURRENT PORTION
                                      MARCH 31, DEC. 31,   MARCH 31,  DEC. 31,
                                      2000      1999       2000       1999
                                      ----      ----       ----       ----

                                      $96,200   $107,200   $818,560   $787,280


Principal payments due over the next five years are as follows:

                                      2000              $107,200
                                      2001                57,000
                                      2002                32,800
                                      2003               324,280
                                      2004               363,200
                                                        --------
                                                        $884,480
                                                        ========


                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

Handy adopted FASB Statement No. 109,  "Accounting for Income Taxes,"  effective
January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

                                            QUARTER ENDED         YEAR ENDED
                                            MARCH 31,             DECEMBER 31,
                                            2000                  1999
                                            -------------         ------------

Excess of tax over book depreciation        $ 1,268,628           $  1,257,673

Allowance for Bad Debt                           (7,195)                (7,195)
Inventory - Ending inventory adjustment
  for tax recognition of Sec. 263A
  Uniform Capitalization Costs                 (297,161)              (296,130)

Deferred Compensation                          (281,925)              (280,010)
                                            -----------           ------------

  Total                                     $   682,347           $    674,337
  Statutory Tax Rate                                 34%                    34%
                                            -----------           ------------
  Cumulative Deferred Income Tax Payable    $   231,998           $    229,275
                                            ===========           ============

  Classified as:
     Current Liability                      $       -0-           $        -0-
     Noncurrent Liability                       231,998                229,275
                                            -----------           ------------
                                            $   231,998           $    229,275
                                            ===========           ============

Reconciliation  of income  taxes on the  difference  between  tax and  financial accounting is as follows:
                                            QUARTER ENDED         QUARTER ENDED
                                            MARCH 31,             MARCH 31,
                                            2000                  1999
                                            -------------         -------------
Principal Components of Income Tax Expense
   Federal:
      Current

      Income tax paid                       $        -0-          $         -0-
      Carry-over of prepayment from
        from prior year                          100,335                105,884
      Refund received for overpayment
        from prior year                              -0-                    -0-
                                            ------------          --------------
                                            $    100,335          $     105,884
   Federal Income Tax Payable                    128,215                 20,056
      Carry-over to subsequent year                -0-                      -0-
                                            ------------          --------------
        Income tax for tax reporting
           at statutory rate of 34%         $    228,550          $     125,940
      Deferred

      Adjustments for financial reporting:
        Depreciation                               3,725                   (228)
        263A Uniform Capitalization Costs           (321)                  (274)
        Other                                       (651)                  (651)
                                            -------------         --------------
  Provision for federal income tax           $   231,273          $     124,787
                                             ============         ==============

     Handy is not exempt from income tax except for municipal bond interest earned in the amount of $554.

     We are not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and are not entitled to deduct preferred dividends in determining our taxable income.

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

               The  holders  of  Preferred   Stock  are  entitled to  cumulative
          dividends. Handy's Article of Incorporation require the Board of Directors to declare a dividend each year of not less than 7 percent per year nor more than 20 percent of the par value ($100.00 per share) of the shares of Preferred Stock. The Preferred Stock has a liquidation value of $100 per share. The holders of Preferred Stock are not entitled to vote on matters submitted to a vote of shareholders except as specifically provided by Texas law. The shares of Preferred Stock are not convertible, but are subject to redemption (at the option of Handy) by vote of Handy's Board of Directors, in exchange for $100 per share and all accrued unpaid dividends.

(2)    CAPITALIZATION

           To become a Handy member-dealer, an independent hardware dealer must enter into a Subscription Agreement with us for the purchase of ten shares of Handy Class A Common Stock, $100 par value per share, or ten shares of Preferred Stock for any additional store, with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share, and Preferred Stock, $100 par value per share. Class B Common Stock and Preferred Stock are purchased to a formula based upon total purchases of merchandise by the member-dealer from Handy, which determines the "Desired Stock Ownership" for each member-dealer. The minimum Desired Stock Ownership is $10,000.

           Each member-dealer receives from Handy a semimonthly statement listing total purchases made during the covered billing period with an additional charge ("Purchase Funds") equal to 2 percent of the member-dealer's warehouse purchases until the member-dealer's Desired Stock Ownership is attained. Although the Subscription Agreement entitles Handy to collect 2 percent of total purchases, since May 1, 1983, the Board of Directors has determined to collect 2 percent of warehouse purchases only. On a monthly basis, we review the amount of unexpended Purchase Funds being held for each member-dealer. If a member-dealer has unexpended Purchase Funds of at least $2000, Handy applies such funds to the purchase of ten shares of Class B Common Stock and ten shares of Preferred Stock at $100 per share.

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

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

(4)    MEMBERSHIP TERMINATION

            Following written request, Handy will present to the Board of Directors a member-dealer's desire to have his stock repurchased and the member- dealer's Contract terminated. According to the current procedures established by the Board of Directors, a member-dealer's stock may be repurchased according to either of two options.

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

1. Deferred compensation funded in the amount of $496,514 on the Balance Sheet as a non-current asset at March 31, 2000, includes equity securities classified as investments available for sale in the amount of $443,595 at fair market value. The $443,595 includes $227,154 unrealized gain on securities resulting from the increase in fair market value. The cost of the equity securities is $216,441.

2.   Changes in Equity securities
                                                 YEAR ENDED
                                                 MARCH 31, 2000    CUMULATIVE

     Beginning Balance-January 1, 2000           $   376,768       $      -0-
     Purchases                                         - 0 -          105,060
     Dividends, interest and capital gains               554          111,381
     Unrealized gains on securities
           resulting from increase in
           fair market value                          66,273          227,154
                                                 -----------       ----------
     Balance-March 31, 2000                      $   443,595       $  443,595
                                                 ===========       ==========


3.   Components of Comprehensive Earnings

                                      TOTAL            OTHER COMPREHENSIVE    NET EARNINGS EXCLUSIVE
                                      COMPREHENSIVE    EARNINGS-UNREALIZED          OF OTHER
                                      EARNINGS         GAINS ON SECURITIES    COMPREHENSIVE EARNINGS

     Net Earnings Before
       Provision for
       Federal Income Tax             $   664,216      $  66,273              $ 597,943
     Provision for
       Federal Income Tax                (231,273)       (22,533)              (208,740)
                                      ------------     ----------             ----------
     Net Earnings                     $   432,943      $  43,740              $ 389,203
                                      ===========      =========              =========




4.   Components of Comprehensive Earnings

                                                          RETAINED EARNINGS        RETAINED EARNINGS
                                                          APPLICABLE TO OTHER      EXCLUSIVE OF OTHER
                                          TOTAL           COMPREHENSIVE EARNINGS   COMPREHENSIVE EARNINGS

     Balance-January 1, 2000              $5,871,623      $  106,182               $5,765,441
     Add: Net earnings 3 months
          Ended March 31, 2000               432,943          43,740                  389,203
     Deduct: Cash Dividends on
             Preferred Stock                 585,925             -0-                  585,925
                                          ----------      ----------               ----------
     Balance-March 31, 2000               $5,718,641      $  149,922               $5,568,719
                                          ==========      ==========               ==========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     We maintained our steady growth in the first quarter of 2000 while continuing to meet our goal of providing quality goods to our member-dealers at our cost plus a reasonable mark-up charge. Net sales in the first quarter of 2000 increased 6.7% ($2,898,609) over sales during the same period in 1999, compared to a 15.3% growth rate ($5,755,444) in the first quarter of 1999 over 1998.

     NET SALES. Although the overall economy continues to experience economic growth and consumer confidence remains strong, the sales growth during the first quarter of 2000 in several of our selling territories was not as robust as in the first quarter of 1999. The softening sales can be attributed to the loss of several significant member-dealers in various selling territories, the continuing dry weather conditions and labor and material shortages in the building industry.

     The following table summarizes sales during the first three months of 1999 and 2000 by sales territory:

                                              First Quarter              First Quarter
                                                  2000                        1999
                                           -------------------          -------------------

                                                  % Increase
                                                  in Sales
                                                  From First   % of                      % of
                                                  Quarter      Total                     Total
Sales Territory                   Sales           1999         Sales      Sales          Sales
---------------                   -----------     ----------   -----      -----------    -----

Houston Area                      $11,140,533     -0.9%        24.1%      $11,244,308    25.9%

Victoria, San Antonio,
Corpus Christi &
Rio Grande Valley Area*             9,377,930     10.7%        20.2%        8,467,999    19.5%

North Texas, Dallas
& Fort Worth Area                   5,750,624     22.9%        12.4%        4,681,179    10.8%

Austin, Brenham &
Central Texas Area                  5,649,080     -0.9%        12.2%        5,702,107    13.1%

Southern Louisiana Area             5,666,995      7.5%        12.2%        5,273,643    12.2%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                        3,569,596       --%         7.7%        3,569,935     8.2%

Arkansas Area                       2,016,998     31.4%         4.4%        1,535,248     3.5%

Oklahoma Area                       3,138,839      7.0%         6.8%        2,933,770     6.8%
                                    ---------                   ----        ---------     ----

     Totals:                      $46,310,595 (1)             100.0%      $43,408,189(1)100.0%
                                  ===========                 =====       ===========   =====
------------------------------------------------------

* Includes sales to Mexico and Central America member-dealers.
(1) Total does not include miscellaneous sales to employees.

         During the first quarter of 2000 the Houston territory lost sales from several member- dealers who reduced their purchases during this period. These member-dealers generated $1,277,342 more in sales during the first quarter in 1999 than they did for the same 2000 period. Had these member-dealers' first quarter 2000 purchases remained equal to those of the same period in 1999, the Houston territory's sales would have grown 10.4%.

         Several factors negatively affected sales growth in the Austin, Brenham and Central Texas territory, including extremely dry weather conditions and significant declines in new home construction.

         The Baton Rouge, New Orleans and Gulf Coast East territory is beginning to feel the pressure from retail warehouses in their market which is eroding the market share of these independent hardware stores. The purchases, for example, of five representative member-dealers in this territory declined from $285,974 in the first quarter of 1999 to $82,942 in the same 2000 period, a decrease of approximately 71%.

         NET MATERIAL COSTS AND REBATES Net material costs for the first quarter of 2000 were $42,039,040 versus $39,693,476 for the same period in 1999. The increase in net material costs of 5.9 percent, however, remained lower than the
6.7 percent increase in net sales in the same period. Net material costs as a percentage of net sales were 90.7 percent in the first quarter of 2000 as compared to 91.3 percent for the same period in 1999. This slight percentage decrease was the result of a significant increase in the number of inventory items sold at a higher gross margin. Sales with a markup of 9 percent increased from $25,362,729 in the first quarter of 1999 to $27,887,108 in the same 2000 period, an increase of 9.6 percent. Further, factory rebates, which were taken as a credit against material costs in both 2000 and 1999, increased $95,909 or 7.2% (2000 - $1,424,740 versus 1999 - 1,328,831).

         PAYROLL COSTS With unemployment at a three decade low, the U.S. labor market has seldom been tighter. The increase in payroll costs for the first quarter of 2000 resulted from salary increases needed to attract or retain high-quality employees. As a result, payroll costs during the quarter ended March 31, 2000, increased $161,067, a 9.1 percent increase, over the same period in 1999. Despite the pressure on wages, payroll costs as a percentage of total expenses and of net sales remained fairly constant. Payroll costs for the first quarter of 2000 constituted 4.2 percent of total expenses and of net sales, compared to 4.1 percent of each for the first quarter of 1999. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

         OTHER OPERATING COSTS During the first quarter of 2000, other operating costs increased $254,840 (12.1%) compared to the same costs in the first quarter of 1999, and increased slightly as a percentage of net sales and total expenses. The amount spent for other operating costs for the first quarter of 2000 totaled $2,357,392 (5.1% of net sales and of total expenses) as compared to $2,357,392 spent for other operating costs during the same period of 1999 (4.8% of net sales and of total expenses).

Over 74.3% of the 2000 first quarter increase in other operating costs resulted from an increase in delivery expenses (an increase of $189,424 over 1999 levels), while another 19.5% of this increase was due to increases in accruals for property taxes, employee bonuses and employee retirement (a combined increase of $49,730 over 1999 levels).

NET EARNINGS AND EARNINGS PER SHARE

         While net sales for the first quarter of 2000 increased $2,898,609 (6.7%) and net material costs for the first quarter of 2000 increased $2,345,564 (5.9%) from levels of net sales and net material costs in the first quarter in 1999, gross margin increased by $553,045 (14.7%). This increase in gross margin, in addition to a $108,611 (22.8%) increase in other income during the same period, was offset by the less substantial increases in payroll costs of $161,067 (9.1%) and in other operating costs of $254,840 (12.1%). Thus pretax net earnings increased 71.7 percent, from $348,261 for the first quarter of 1999 to $597,943 in the same 2000 period, while after-tax net earnings increased by
93.1 percent. Net earnings in the first quarter of 2000 increased primarily due to an increase in sales with a markup of 9 percent, with fewer sales occurring with a markup of only 4 percent or less, as previously discussed.

Our earnings per share increased more than twofold in the first quarter of 2000 as compared to the same period of 1999, due to the relatively large increase in net earnings in the first quarter of 2000. In addition, dividends accrued in the first quarter of 2000 represented a smaller percentage of 2000 net earnings than dividends accrued in the first quarter of 1999.

Quarter-to-quarter variations in our earnings per share (in addition to the factors discussed above) reflect our commitment to lower pricing of our merchandise in order to deliver the lowest cost buying program to our member-dealers, even though this often results in lower net earnings. Because virtually all of our stockholders are also member-dealers, these trends benefit our individual stockholders who purchase our merchandise. Therefore, our shareholders do not demand that we focus greater attention upon earnings per share.

SEASONALITY

         Our quarterly net earnings traditionally vary based on the timing of events which affect our sales. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. However, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. This decrease in sales, however, is offset in most years by corrections to inventory made at year end, causing net earnings to vary substantially from year to year in the fourth quarter.


MATERIAL CHANGES IN FINANCIAL CONDITION

         FINANCIAL CONDITION AND LIQUIDITY During the period ending March 31, 2000, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and delivery equipment to better meet the needs of our member-dealers. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show,
(ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy in our selling territories.

During the first quarter of 2000 there was a decrease of $331,320 in our cash and cash equivalents as compared to an increase of $804,707 in the same 1999 period. During this period, we generated cash flow from operating activities of $4,221,531, as compared to $3,964,975 in the first quarter of 1999. This increase in cash flow in the 2000 period was principally attributable to an increase in accounts payable, offset by larger increases in inventory and accounts receivable in the first quarter of 2000 than in the first quarter of 1999. Further, net earnings increased during these same periods by $208,767 (2000 - $432,943 versus 1999 - $224,176).

Accounts payable increased $13,876,872 during the first three months of 2000 as compared to an increase of $12,220,897 during the same period in 1999. This increase was due primarily to extended payment terms offered to us by suppliers.

Inventory had 36,947 stockkeeping units in the period ending March 31, 2000, which were maintained in response to member-dealer demand for more breadth of inventory. The increase in inventory of $2,311,307 in the first three months of 2000, was significantly larger than the increase in inventory of $1,163,744 in the same period in 1999, due to the availability of leased warehouse space which provided us with an additional 50,000 square feet for stocking inventory.

In the first three months of 2000 and 1999, accounts receivable increased $7,496,126 and $7,281,214, respectively. For both periods, this consistency in levels of accounts receivable was mainly attributable to the strong economy which gave member-dealers confidence to make significant purchases at the spring trade show and to extended payment terms offered to member- dealers at this trade show.

Net cash used for investing activities increased in the first quarters of 2000 and 1999 by $679,876 and $1,276,221, respectively. The significant increase in the first quarter of 1999 was almost entirely due to the purchase of thirty acres of land to be used for future warehouse expansion.

Net cash used for financing activities was $359,299 in the period ending March 31, 2000 as compared to net cash provided by financing activities of $885,550 during the same period in 1999. This difference was principally attributable to borrowing on our line of credit in the first quarter of 1999 to meet short term cash requirements, as well as an increase in the repurchase of shares from retiring member-dealers which grew from $75,600 in the first three months of 1999 to $585,925 during the same period of 2000.

Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:


                                MARCH 31,      DECEMBER 31,       MARCH 31,
                                2000           1999               1999

Working Capital                 $9,921,671     $10,277,412        $9,677,910

Current Ratio                   1.3 to 1       1.6 to 1           1.3 to 1

Long-term Debt as Percentage
       of Capitalization        9.0%           8.5%               9.8%


During the remainder of 2000, we expect to further expand our existing customer base in Oklahoma and Arkansas. We will finance this expansion with receipts from the sale of stock to new and current member-dealers and with anticipated increased revenues from sales to member-dealers in Oklahoma and Arkansas. We expect that this expansion will have a beneficial effect on our ability to generate cash to meet our funding needs.

In the first three months of 2000, we maintained a 94.8 percent service level (the measure of our ability to meet member-dealers' orders out of current stock) as compared to a service level of 95.1 percent for the same period of 1999. Inventory turnover was 6.1 times during the first three months of 2000 and 6.0 times for the first three months of 1999. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

CAPITAL RESOURCES

       In the three month periods ending March 31, 2000, and March 31, 1999, our investment in capital assets (net of dispositions) was $679,323 and $1,276,221, respectively. Approximately 61.3 percent ($416,363) of the amount expended in the first three months of 2000 was used to construct an employee parking lot and other capital expenditures related to the future expansion of our warehouse. In addition, 18.0 percent ($122,215) was used to purchase warehouse equipment. By comparison, of the total amount expended in the first three months of 1999, $1,143,772 was used to complete the purchase of thirty acres of land for future warehouse expansion.

In January, 1999 we purchased 29.96 acres of land located across the street from our current warehouse facility for $1,174,774. The land has been used to relocate our retention pond, provide additional parking facilities and allow for future expansion of our current warehouse facility. The purchase was funded by drawing down on our line of credit which has since been entirely repaid from our cash flow.

Under our unsecured $7.5 million revolving line of credit with Chase Bank of Texas, used from time to time for our working capital and other financing needs, no balance was outstanding on March 31, 2000.

During the year 2000, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: approximately $4,752,000 to prepare the site and begin construction on an expansion to our current warehouse facility, $150,000 to purchase warehouse equipment, $100,000 to upgrade computer equipment, $50,000 to purchase office furniture and equipment and $115,000 to improve our automobile fleet.

Our cash position of $4,356,106 at March 31, 2000, is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including draws on our line of credit, may be needed to fund all or a portion of the expansion project.


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





Date:  May 12, 2000