Form 10-Q
period 2000-06-30
HANDY HARDWARE WHOLESALE INC
filed 2000-08-11
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                    of 1934.

                  For the quarterly period ended June 30, 2000.

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

                           Yes         X                      No
                                    -------

The number of shares outstanding of each of the Registrant's classes of common stock as of June 30, 2000, was 9,780 shares of Class A Common Stock, $100 par value, and 60,954 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX



PART I            Financial Information                                 Page No.
                                                                        -------

         Item     1.       Financial Statements

                     Condensed Balance Sheet June 30, 2000
                           and December 31, 1999 ............................3-4

                     Condensed Statement of Earnings - Three Months &
                           Six Months Ended June 30, 2000 and 1999.............5

                     Condensed Statement of Cash Flows - Six Months
                           Ended June 30, 2000 and 1999........................6

                     Notes to Condensed Financial Statements................7-13


         Item 2.     Management's Discussion & Analysis of Financial
                           Condition and Results of Operations.............14-18

         Item 3.     Quantitative & Qualitative Disclosures About
                           Market Risk........................................19

PART II           Other Information

         Items 1-3         None.............................................. 19

         Item  4     Submission of Matters to a Vote of Security Holders......19

         Items 5-6         None...............................................19

         Signatures...........................................................20

                                                    HANDY HARDWARE WHOLESALE, INC.
                                                       CONDENSED BALANCE SHEET

                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   2000               1999
                                                                               -------------      ------------
ASSETS
------
CURRENT ASSETS
--------------
 Cash                                                                          $ 1,871,736          $ 1,173,749
 Accounts Receivable, net of
         subscriptions receivable in
         the amount of $67,294 for 2000
         and $54,484 for 1999                                                   11,986,814           10,631,282
 Notes Receivable (Note 3)                                                          11,305               12,748
 Inventory                                                                      16,521,031           15,147,077
 Other Current Assets                                                              436,882              181,809
 Prepaid Income Tax                                                                    -0-              100,335
                                                                               -----------          -----------
                                                                               $30,854,768          $27,247,000
                                                                               -----------          -----------
PROPERTY, PLANT AND EQUIPMENT (NOTE 2)
--------------------------------------
 At Cost Less Accumulated Depreciation
      of $5,609,323 (2000) and $5,162,434 (1999)                               $11,647,292          $10,756,483
                                                                               -----------          -----------

OTHER ASSETS
------------
Notes Receivable (Note 3)                                                      $   310,758          $   232,710
Deferred Compensation Funded                                                       475,322              429,688
Other Noncurrent Assets                                                                -0-               15,149
                                                                               -----------          -----------
                                                                               $   786,080          $   677,547
                                                                               -----------          -----------
TOTAL ASSETS                                                                   $43,288,140          $38,681,030
------------                                                                   ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
 Note Payable-Line of Credit                                                   $   125,000          $       -0-
 Notes Payable-Stock (Note 4)                                                       83,000              107,200
 Notes Payable-Capital Lease                                                         9,764               41,383
 Accounts Payable-Trade                                                         19,223,021           15,679,858
 Other Current Liabilities                                                       1,150,101            1,141,147
 Federal Income Taxes Payable (Note 5)                                             110,385                  -0-
                                                                               -----------          -----------
                                                                               $20,701,271          $16,969,588
                                                                               -----------          -----------

NONCURRENT LIABILITIES
----------------------
 Note Payable-Line of Credit                                                   $   125,000          $       -0-
 Notes Payable-Stock(Note 4)                                                       804,560              787,280
 Notes Payable-Capital Lease                                                        21,536               25,480
 Notes Payable-Vendor                                                              307,753              224,872
 Deferred Compensation Payable                                                     475,322              429,688
 Deferred Income Taxes Payable (Note 5)                                            244,481              229,275
                                                                               -----------          -----------
                                                                               $ 1,978,652          $ 1,696,595
                                                                               -----------          -----------

TOTAL LIABILITIES                                                              $22,679,923          $18,666,183
-----------------                                                              -----------          -----------



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                     HANDY HARDWARE WHOLESALE, INC.
                                                    CONDENSED BALANCE SHEET (CONTINUED)

                                                                                               JUNE 30,     DECEMBER 31,
                                                                                                2000            1999
                                                                                           -------------     ------------
STOCKHOLDERS' EQUITY
--------------------
Common Stock, Class A,
   authorized 20,000 shares, $100
   par value per share, issued
   10,000 & 9,190 shares                                                                   $  1,000,000      $    919,000
Common Stock, Class B,
   authorized 100,000 shares, $100
   par value per share, issued
   62,670 & 58,768 shares                                                                     6,267,000         5,876,800
Common Stock, Class B
   Subscribed 4,576.41 & 4,498.24
   shares                                                                                       457,641           449,824
      Less Subscription Receivable                                                              (33,647)          (27,242)
Preferred Stock 10% Cumulative, authorized 100,000 shares,
   $100 par value per share, issued 65,508.50 &
   61,386.50 shares                                                                           6,550,850         6,138,650
Preferred Stock, Subscribed
   4,576.41 & 4,498.24 shares                                                                   457,641           449,824
      Less Subscription Receivable                                                              (33,647)          (27,242)
Paid in Surplus                                                                                 393,355           363,610
                                                                                           ------------      ------------
                                                                                           $ 15,059,193      $ 14,143,224

Less: Cost of Treasury Stock
   3,827.50 & -0- shares                                                                        382,750               -0-
                                                                                           ------------      ------------
                                                                                           $ 14,676,443      $ 14,143,224

Retained Earnings exclusive of other
   comprehensive earnings (Note 7)                                                            5,798,246         5,765,441
Retained Earnings applicable to other
   Comprehensive earnings (Note 7)                                                              133,528           106,182
                                                                                           ------------      ------------
                                                                                              5,931,774         5,871,623
                                                                                           ------------      ------------

   Total Stockholders' Equity                                                              $ 20,608,217      $ 20,014,847
                                                                                           ------------      ------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                                                       $ 43,288,140      $ 38,681,030
--------------------                                                                       ============      ============






The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                          HANDY HARDWARE WHOLESALE, INC.
                                          CONDENSED STATEMENT OF EARNINGS
                                                    (UNAUDITED)

                                                QUARTER                           NINE MONTHS
                                            ENDED JUNE 30,                       ENDED JUNE 30,
                                    ------------------------------    ------------------------------
                                         2000            1999             2000              1999
                                         ----            ----             ----              ----

REVENUES
--------
Net Sales                           $  40,213,024    $  37,604,020    $  86,571,430    $  81,063,817
Sundry Income                             388,070          201,898          972,399          677,616
                                    -------------    -------------    -------------    -------------
TOTAL REVENUES                      $  40,601,094    $  37,805,918    $  87,543,829    $  81,741,433
--------------                      -------------    -------------    -------------   --------------

EXPENSE
-------
Net Mat'l. Costs                    $  35,693,890    $  33,417,040    $  77,732,930    $  73,110,516
Payroll Costs                           1,907,047        1,776,319        3,840,337        3,548,542
Other Operating Costs                   2,603,243        2,185,199        4,960,635        4,287,751
Interest Expense                           34,790           13,767           49,859           32,770
                                    -------------    -------------    -------------    -------------
TOTAL EXPENSE                       $  40,238,970    $  37,392,325    $  86,583,761    $  80,979,579
-------------                       -------------    -------------    -------------    -------------

NET EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                          $     362,124    $     413,593    $     960,068    $     761,854
-------------------                 -------------    -------------    -------------    -------------


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (NOTE 5)                      (132,598)        (147,907)        (341,338)        (272,694)
-------------------                 -------------    -------------    -------------    -------------

NET EARNINGS                        $     229,526    $     265,686    $     618,730    $     489,160
------------

OTHER COMPREHENSIVE EARNINGS
----------------------------
Unrealized Gain (Loss)on
  Securities (Note 7)               $     (24,840)   $      22,450    $      41,433    $      23,513
Provision for Federal
  Income Tax (Note 5)                       8,446           (7,633)         (14,087)          (7,994)
                                    -------------    -------------    -------------    -------------
Other Comprehensive
  Earnings Net of Tax               $     (16,394)   $      14,817    $      27,346    $      15,519
                                    -------------    -------------    -------------    -------------
TOTAL COMPREHENSIVE
  EARNINGS                          $     213,132    $     280,503    $     646,076    $     504,679
-------------------                 -------------    -------------    -------------    -------------

LESS ACCRUED
DIVIDENDS ON
PREFERRED STOCK                          (146,481)        (138,586)        (292,962)        (277,173)
---------------                     -------------    -------------    -------------    -------------

NET EARNINGS
APPLICABLE
TO COMMON
STOCKHOLDERS                        $      66,651    $     141,917    $     353,114    $     227,506
------------                        =============    =============    =============    =============

NET EARNINGS PER
SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (NOTE 1)                    $        0.90    $        2.01    $        4.80    $        3.27
----------------                    =============    =============    =============    =============


The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                       HANDY HARDWARE WHOLESALE, INC.
                                                           STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                     --------------------------------------
                                                                                         2000                          1999
                                                                                         ----                          ----
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Net Earnings                                                                    $    646,076                   $   489,160
                                                                                     ------------                   -----------
         Adjustments to Reconcile Net
              Earnings to Net Cash Provided by
              Operating Activities:
                  Depreciation                                                       $    491,147                   $   494,117
                  Increase (Decrease) in Deferred
                    Income Tax                                                             15,206                        (2,845)
                  Unrealized gain (increase in fair
                    market value of securities)                                           (41,433)                       15,519

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                             $ (1,355,532)                  $(1,602,123)
         Increase in Notes Receivable                                                     (76,605)                       (4,285)
         Increase in Inventory                                                         (1,373,954)                     (815,062)
         Decrease in Other Assets                                                        (166,589)                      241,581
         Increase in Note Payable-Vendor                                                   82,881                         6,420
         Increase in Accounts Payable                                                   3,543,163                     1,838,060
         Increase in Other Liabilities                                                      8,954                       222,184
         Increase in Federal Income
              Taxes Payable                                                               110,385                           -0-
         Increase in Deferred Compensation
              Payable                                                                      45,634                        24,603
                                                                                     ------------                   -----------
              TOTAL ADJUSTMENTS                                                      $  1,283,257                   $   418,169
                                                                                     ------------                   -----------
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES                                                   $  1,929,333                   $   907,329
                                                                                     ------------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Capital Expenditures                                                            $ (1,381,956)                  $(1,441,743)
     Investment in Deferred Compensation Funded                                            (3,085)                      (24,603)
     Disposition of Fixed Assets                                                              -0-                           -0-
     Reinvested dividends, interest & capital gains                                        (1,116)                          -0-
                                                                                     ------------                   -----------
         NET CASH USED FOR
         INVESTING ACTIVITIES                                                        $ (1,386,157)                  $(1,466,346)
                                                                                     ------------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Increase Note Payable - Line of Credit                                          $    250,000                   $   890,000
     Increase (Decrease) in Notes Payable - Stock                                          (6,920)                      326,120
     Decrease in Notes Payable - Capital Lease                                            (35,563)                      (23,633)
     Increase in Subscription Receivable                                                  (12,810)                      (15,189)
     Proceeds From Issuance of Stock                                                      928,779                       822,200
     Purchase of Treasury Stock                                                          (382,750)                     (588,525)
     Dividends Paid                                                                      (585,925)                     (554,346)
                                                                                     ------------                   -----------
         NET CASH PROVIDED BY (USED FOR) FINANCING
         ACTIVITIES                                                                  $    154,811                   $   856,627
                                                                                     ------------                   -----------

NET INCREASE
IN CASH & CASH EQUIVALENTS                                                           $    697,987                   $   297,610

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                               1,173,749                     1,113,122
                                                                                     ------------                   -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                             $  1,871,736                   $ 1,410,732
                                                                                     ============                   ===========

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
     Interest Expense Paid                                                           $     49,859                   $    32,770
     Income Taxes Paid                                                                    450,604                       295,979

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES

(1)      DESCRIPTION OF BUSINESS:
         ------------------------
         Handy Hardware Wholesale, Inc., ("Handy"), was incorporated as a Texas corporation on January 6, 1961. Its principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061. Handy is owned entirely by its member-dealers and former member-dealers.

         Handy sells to its member-dealers products primarily for retail hardware, lumber and home center stores. In addition, we offer advertising and other services to member-dealers.

(2)      GENERAL INFORMATION:
         --------------------
         The condensed consolidated financial statements included herein have been prepared by Handy. The financial statements reflect all adjustments, which were all of a recurring nature, and which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Handy believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K Annual Report.

(3)      CASH:
         -----
         For purposes of the statement of cash flows, Handy considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(4)      INVENTORIES:
         ------------
         Inventories are valued at the lower of cost or market method, determined by the first in, first out method, with proper adjustment having been made for any old or obsolete merchandise.

(5)      EARNINGS PER SHARE:
         -------------------
         Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock, as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                  QUARTER ENDED                            SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                        -------------------------------               -------------------------
                                                          2000                  1999                   2000               1999
                                                          ----                  ----                   ----               ----

CALCULATION OF NET EARNINGS PER SHARE
      OF COMMON STOCK
-------------------------------------
      Net Earnings                                      $ 213,132              $280,503               $646,076          $504,679
      Less: Accrued Dividends
            on Preferred Stock                           (146,481)             (138,586)              (292,962)         (277,173)
                                                        ---------              ---------              ---------         ---------
                                                        $  66,651              $141,917               $353,114          $227,506

      Weighted Average
         Shares of Common Stock
         (Class A & Class B)
         outstanding                                       74,226                70,447                 73,497            69,677

      Net Earnings Per Share
      of Common Stock                                   $    0.90                $ 2.01                 $ 4.80          $   3.27
                                                        =========                ======                 ======          ========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(6)   REVENUE RECOGNITION:
      --------------------
      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Accordingly, revenues and expenses are accounted for using the accrual basis of accounting. Under this method of accounting, revenues and receivables are recognized when merchandise is shipped or services are rendered, and expenses are recognized when the liability is incurred.

(7)   ACCOUNTING FOR DIVIDENDS ON PREFERRED STOCK:
      --------------------------------------------
      Handy pays dividends on Preferred Stock during the first quarter of each fiscal year. Only holders of Preferred Stock on the record date for the payment of the dividend are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31, during which the Preferred Stock was held.

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

      When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the six months ended June 30, 2000 contained herein, therefore, are net of dividends actually paid during the first quarter of 2000 in the amount of $585,925.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment Consists of:
                                                JUNE 30,            DECEMBER 31,
                                                 2000                  1999
                                              -----------           -----------

Land                                          $ 3,207,866           $ 3,202,572
Building & Improvements                         9,376,877             8,549,156
Furniture, Computer, Warehouse                  4,012,050             3,740,954
Transportation Equipment                          659,822               426,235
                                              -----------           -----------
                                              $17,256,615           $15,918,917

Less:  Accumulated Depreciation                (5,609,323)           (5,162,434)
                                              -----------           -----------
                                              $11,647,292           $10,756,483
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

Notes Receivable are classified as follows:

                                                              CURRENT PORTION                         NONCURRENT PORTION
                                                           -------------------------              ---------------------------
                                                           JUNE 30,          DEC. 31,             JUNE 30,            DEC. 31,
                                                           -------          -------               -------             -------
                                                             2000            1999                  2000                1999
                                                             ----            ----                  ----                ----

Deferred Agreements                                        $   -0-          $   -0-              $307,753            $224,871
Installment Sale Agreement                                  11,305           12,748                 3,005               7,839
                                                           -------          -------              --------            --------
                                                           $11,305          $12,748              $310,758            $232,710
                                                           =======          =======              ========            ========

NOTE 4 - NOTES PAYABLE STOCK
----------------------------

The five year, interest bearing notes payable - stock reflect amounts due from Handy to former member-dealers for the repurchase of shares of Handy stock owned by these former member-dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 5.25% to 6.25%.

Notes Payable - Stock are classified as follows:

                   CURRENT PORTION                         NON-CURRENT PORTION
                  ---------------------                   ----------------------
                  JUNE 30,     DEC. 31,                   JUNE 30,      DEC. 31,
                  -------      --------                   -------       --------
                   2000         1999                       2000          1999
                   ----         ----                       ----          ----

                  $83,000      $107,200                   $804,560      $787,280

Principal payments due over the next five years are as follows:

                                            2000              $ 72,000
                                            2001                57,000
                                            2002                32,800
                                            2003               324,280
                                            2004               363,200
                                                              --------
                                                              $849,280

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - INCOME TAXES
---------------------

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

The major categories of deferred income tax provisions are as follows (based on FASB 109):


                                                                              QUARTER ENDED                YEAR ENDED
                                                                                JUNE 30,                   DECEMBER 31,
                                                                                   2000                       1999
                                                                               ------------               -----------

Excess of tax over book depreciation                                           $ 1,309,457                $ 1,257,673

Allowance for Bad Debt                                                              (7,195)                    (7,195)
Inventory - Ending inventory adjustment
         for tax recognition of Sec. 263A
         Uniform Capitalization Costs                                             (298,191)                  (296,130)

Deferred Compensation                                                             (285,010)                  (280,010)
                                                                               -----------                ------------

         Total                                                                     719,061                    674,337
         Statutory Tax Rate                                                             34%                        34%
                                                                               -----------                -----------
         Cumulative Deferred Income Tax Payable                                $   244,481                $   229,275
                                                                               ===========                ===========

         Classified as:
              Current Liability                                                $       -0-                $       -0-
              Noncurrent Liability                                                 244,481                    229,275
                                                                               -----------                -----------
                                                                               $   244,481                $   229,275
                                                                               ===========                ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                              QUARTER ENDED               QUARTER ENDED
                                                                                JUNE 30,                  DECEMBER 31,
                                                                                   2000                       1999
                                                                               ------------               ------------

Principal Components of Income Tax Expense
         Federal:
              Current
              -------
              Income tax paid                                                  $   350,269                $   190,095
              Carry-over of prepayment
              from prior year                                                      100,335                    105,884
              Refund received for overpayment
              from prior year                                                          -0-                        -0-
                                                                               -----------                -----------
                                                                               $   450,604                $   295,979
         Federal Income Tax Payable                                               (110,385)                   (12,446)
              Carry-over to subsequent year                                            -0-                        -0-
                                                                               -----------                -----------
                Income tax for tax reporting
                at statutory rate of 34%                                       $   340,219                $   283,533
              Deferred
              --------
              Adjustments for financial reporting:
                Depreciation                                                        17,607                       (598)
                263A Uniform Capitalization Costs                                     (701)                      (547)
                Other                                                               (1,700)                    (1,700)
                                                                               -----------                -----------
                Provision for federal income tax                               $   355,425                $   280,688
                                                                               ===========                ===========

         Handy is not exempt from income tax except for municipal bond interest earned in the amount of $1,116.

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

          Each member-dealer receives from Handy a semimonthly statement listing total purchases made during the covered billing period, with an additional charge ("Purchase Funds") equal to 2 percent of the member-dealer's warehouse purchases until the member-dealer's Desired Stock Ownership is attained. Although the Subscription Agreement entitles Handy to collect 2 percent of total purchases, since May 1, 1983, the Board of Directors has determined to collect 2 percent of warehouse purchases only. On a monthly basis, we review the amount of unexpended Purchase Funds being held for each member- dealer. If a member-dealer has unexpended Purchase Funds of at least $2000, Handy applies such funds to the purchase of ten shares of Class B Common Stock and ten shares of Preferred Stock at $100 per share.

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

1. Deferred compensation funded in the amount of $475,322 on the Balance Sheet as a non-current asset at June 30, 2000, includes equity securities classified as investments available for sale in the amount of $422,402 at fair market value. The $422,402 includes $202,314 unrealized gain on securities resulting from the increase in fair market value. The cost of the equity securities is $220,088.

2.   Changes in Equity securities

                                                              Six Months Ended
                                                              June 30, 2000              Cumulative
                                                              ----------------           ----------
     Beginning Balance-January 1, 2000                        $   376,768                $      -0-
     Purchases                                                      3,085                   108,145
     Dividends, interest and capital gains                          1,116                   111,943
     Unrealized gains on securities
           resulting from increase in
           fair market value                                       41,433                   202,314
                                                              -----------                ----------
     Balance-June 30, 2000                                    $   422,402                $  422,402
                                                              ===========                ==========


3.   Components of Comprehensive Earnings

                                        TOTAL               OTHER COMPREHENSIVE              NET EARNINGS EXCLUSIVE
                                    COMPREHENSIVE           EARNINGS-UNREALIZED                     OF OTHER
                                      EARNINGS              GAINS ON SECURITIES              COMPREHENSIVE EARNINGS
                                    -------------           -------------------              ----------------------
    Net Earnings Before
       Provision for
       Federal Income Tax           $ 1,001,501                 $  41,433                             $ 960,068
     Provision for
       Federal Income Tax              (355,425)                  (14,087)                             (341,338)
                                    ------------                ----------                            ---------
     Net Earnings                   $   646,076                 $  27,346                             $ 618,730
                                    ============                ==========                            =========


4.   Components of Comprehensive Earnings

                                                            RETAINED EARNINGS                     RETAINED EARNINGS
                                                            APPLICABLE TO OTHER                   EXCLUSIVE OF OTHER
                                            TOTAL           COMPREHENSIVE EARNINGS               COMPREHENSIVE EARNINGS
                                            -----           ----------------------               ----------------------
     Balance-January 1, 2000              $5,871,623            $  106,182                             $5,765,441
     Add: Net earnings six months
          Ended June 30, 2000                646,076                27,346                                618,730
     Deduct: Cash Dividends on
             Preferred Stock                 585,925                   -0-                                585,925
                                          ----------            ----------                             ----------
     Balance-June 30, 2000                $5,931,774            $  133,528                             $5,798,246
                                          ==========            ==========                             ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND FIRST SIX MONTHS OF 2000
-------------------------------------------------------------------------

     We maintained our steady growth in the second quarter of 2000 while continuing to meet our goal of providing quality goods to our member-dealers at our cost plus a reasonable mark-up charge. Net sales in the second quarter of 2000 increased 6.9% ($2,609,004) over sales during the same period in 1999, compared to a 6.4% growth rate ($2,252,349) in the second quarter of 1999 over 1998's second quarter.

     Net sales during the first six months of 2000 increased 6.8% ($5,507,613) over sales during the same period in 1999,compared to an 11.0% increase in sales ($8,007,793) for the same period in 1999 over 1998.

     While sales growth in the second quarters of 2000 and 1999 remained relatively constant, sales growth during the first six months of 1999 was significantly higher than the sales growth for the same 2000 period due to extremely robust sales in the first quarter of 1999.

     NET SALES. Although the overall economy continues to experience economic growth and consumer confidence remains strong, the sales growth during the first six months of 2000 in several of our selling territories was not as robust as in the first six months of 1999. The softening sales can be attributed to the decrease in purchases of several significant member-dealers in various selling territories due to the continuing dry weather conditions, labor and material shortages in the building industry and pressure from retail warehouses in these markets.

     The following table summarizes our sales during the first six months of 1999 and 2000 by sales territory:

                                               First Six Months 2000                              First Six Months 1999
                                      -----------------------------------------------          ---------------------------
                                                              % Increase
                                                              in Sales
                                                              From First        % of                                 % of
                                                              Six Months        Total                                Total
Sales Territory                       Sales                   of 1999           Sales              Sales             Sales
---------------                       -----                   -------           -----              -----             -----

Houston Area                          $21,262,156               -0%             24.6%          $21,260,424           26.2%

Victoria, San Antonio,
Corpus Christ &
Rio Grande Valley Area*                17,196,934              12%              19.9%           15,365,706           19.0%

North Texas, Dallas
& Fort Worth Area                      10,583,804              21%              12.2%            8,728,584           10.8%

Austin, Brenham &
Central Texas Area                     10,624,978               4%              12.3%           10,190,153           12.6%

Southern Louisiana Area                10,182,552               2%              11.8%           10,015,221           12.4%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                            6,815,207              -2%               7.9%            6,970,789            8.6%

Arkansas Area                           4,096,539              25%               4.7%            3,268,153            4.0%

Oklahoma Area                           5,686,737              10%               6.6%            5,164,837            6.4%

West Texas Area(2)                         22,685              N/A               N/A                N/A                N/A
                                      -----------             ----              -----          -----------           -----

         Totals:                      $86,471,592 (1)                           100.0%         $80,963,867(1)        100.0%
                                      ===========                               =====          ===========           -----

------------------------------------------------------
* Includes sales to Mexico and Central  America  member-dealers.
(1) Total does not include miscellaneous sales to employees.
(2) Sales for the West Texas Area commenced in June of 2000.

          During the first six months of 2000 the Houston territory and the Southern Louisiana territory experienced a decrease in sales due to several larger member-dealers reducing their purchases during this period. These Houston territory member-dealers collectively generated $2,321,224 more in sales and these Southern Louisiana territory member-dealers collectively generated $541,550 more in sales during the first six months of 1999 than they did in the same 2000 period. In addition, continuing dry weather conditions and significant declines in new home construction negatively affected sales growth in the Austin, Brenham and Central Texas territory, while independent hardware stores in the Baton Rouge, New Orleans and Gulf Coast East territory are beginning to feel the pressure from retail warehouses in their market area.

          Despite the reductions in purchases by member-dealers in some sales territories, during the second quarter and the first six months of 2000, we added twice as many new member-dealers as we added in the same 1999 periods. These additions in both our current selling territories and in our recently added territories of West Texas and New Mexico continue to offset the decreased levels of purchases by some of our longer-term member-dealers.

          NET MATERIAL COSTS AND REBATES Net material costs for the second quarter and first six months of 2000 were $35,693,890 and $77,732,930, respectively, compared to $33,417,040 and $73,110,516, respectively, for the same periods in 1999. Net material costs for the second quarter and first six months of 2000 increased 6.8 percent and 6.3 percent, respectively, over the same periods in 1999, which increases were slightly less than the increases in net sales for the same periods (6.9% increase for the second quarter of 2000 and 6.8% increase for the first six months of 2000). Net material costs were 88.8 percent of sales in the second quarter of 2000 as compared to 88.9 percent of sales for the same period in 1999, while for the first six months of 2000 and 1999 net materials costs were 89.8 percent and 90.2 percent of sales, respectively. These slight decreases during these periods in 2000 compared to 1999 resulted from an increase during 2000 in the number of inventory items sold at a higher gross margin. Sales with a markup of 9 percent increased from $20,323,063 in the second quarter of 1999 to $22,122,641 during the second quarter of 2000, while these sales for the first six months of 1999 and 2000 were $41,438,792 and $45,263,876, respectively. Further, factory rebates which we took as a credit against material costs in both the second quarters and first halves of 2000 increased over amounts credited for the same 1999 period. Second quarter rebates increased $70,010 or 6.0 percent (2000 - $1,233,792 vs. 1999 - $1,163,782) while rebates for the first six months increased $126,937 or 5.0 percent (2000 - $2,658,533 vs. 1999 - $2,531,596).

          PAYROLL COSTS. With unemployment at a three decade low, the U.S. labor market has seldom been tighter. The increases in payroll costs for the second quarter and first six months of 2000 resulted from salary increases needed to attract or retain high- quality employees. As a result, payroll costs for the second quarter and first six months of 2000 increased 7.4 percent and 8.2 percent, respectively, over the same periods in 1999.

          Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the second quarter of 2000 constituted 4.6 percent of both net sales and total expenses, compared to 4.7 percent of each for the same quarter of 1999. Payroll costs were 4.4 percent of both net sales and total expenses for the first six months of 2000 and 1999. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

          OTHER OPERATING COSTS. During the second quarter and for the first six months of 2000 other operating costs increased 19.1 percent and 15.7 percent, respectively, compared to the same periods of 1999. Other operating costs were 6.5% of total expenses in the second quarter of 2000 as compared to 5.8% of total expenses for the second quarter of 1999. For the six month period ending June 30, 2000, other operating costs were 5.7% of total expenses as compared to 5.3% of total expenses during the same period in 1999. In both comparisons, other operating costs have increased by a larger percentage than the percentage growth in net sales and total expenses.

          More than 68.5% of the 2000 second quarter increases and more than 70.7% of the first six months increases in other operating costs resulted from increases in delivery expenses. Delivery expenses increased from $560,360 in the second quarter of 1999 to $846,870 in the same 2000 period, an increase of $286,510. Further, delivery expenses increased from $1,121,619 in the first six months of 1999 to $1,597,553 for the same period in 2000, an increase of $475,934 over 1999 levels. In particular, increases in gasoline prices, additions to our delivery routes and increases in the number of member-dealer locations have resulted in a 63.0% and a 51.3% increase in fuel costs in the second quarter and first six months of 2000 as compared to the same periods in 1999. In addition, these conditions resulted in a 61.6% and a 47.5% increase in rental truck expenses for the same periods due to increased delivery demands.

          NET EARNINGS AND EARNINGS PER SHARE. While net sales for the second quarter of 2000 increased $2,609,004 (6.9%) and net material costs for the second quarter of 2000 increased $2,276,850 (6.8%) from levels of net sales and net material costs in the second quarter in 1999, gross margin increased by $332,154 (7.9%). This increase in gross margin, in addition to a $186,172
(92.2%) increase in other income during the same period, was offset by the increase in payroll costs of $130,728 (7.4%) and the substantial increase in other operating costs of $418,044 (19.1%). Thus pretax net earnings decreased
22.6 percent, from $436,043 for the second quarter of 1999 to $337,284 in the same 2000 period, while after-tax net earnings decreased by 24.0 percent. Net earnings in the second quarter of 2000 decreased primarily due to an increase in other operating costs, as previously discussed, as well as an unrealized loss on securities in the second quarter of 2000 of $24,840 compared to a $22,450 unrealized gain on securities in the same 1999 period.

          Net sales for the first six months of 2000 increased $5,507,613 (6.8%) and net material costs increased $4,622,414 (6.3%) from levels in the first six months in 1999, resulting in gross margin increasing by $885,199 (11.1%). This increase in gross margin was offset by increases in payroll costs (8.2%) and in other operating costs (15.7%). Thus pretax net earnings increased 27.5 percent, from $785,367 for the first six months of 1999 to $1,001,501 in the same 2000 period, while after-tax net earnings increased by 28.0 percent. Net earnings in the first six months of 2000 increased primarily due to an increase in sales with markups of 9 percent as previously discussed, with fewer sales occurring with markups of 5 percent or less.

          Our net earnings per share decreased significantly in the second quarter of 2000, as compared to the same period of 1999. This decrease was due to a decrease in net earnings in the second quarter of 2000 compared to that period of 1999, as well as an increase in the dividends accrued. Therefore, dividends accrued increased as a percentage of second quarter net earnings in 2000 compared to 1999, resulting in a decrease in net earnings per share. However, in the first six months of 2000 total comprehensive earnings increased significantly over the 1999 level, causing dividends accrued to represent a smaller percentage of 2000 net earnings than dividends accrued in the first six months of 1999 represented (45.3% in 2000 as compared to 54.9% in 1999). Thus net earnings per share for the six month period ending June 30, 2000 increased 46.8% from the period ending June 30, 1999.

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

          SEASONALITY. Our quarterly net earnings traditionally vary based on the timing of events which affect our sales. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. However, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income which can positively affect net earnings. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. This decrease in sales, however, is offset in most years by corrections to inventory made at year end, causing net earnings to vary substantially from year to year in the fourth quarter.

FINANCIAL CONDITION

                        LIQUIDITY AND CAPITAL RESOURCES

          LIQUIDITY. During the period ending June 30, 2000, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and delivery equipment to better meet the needs of our member- dealers. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy in our selling territories.

          During the first six months of 2000 there was an increase of $1,173,749 in our cash and cash equivalents as compared to an increase of $1,113,122 in the same 1999 period. During this period, we generated cash flow from operating activities of $1,929,333, as compared to $907,329 in the first six month of 1999. This increase in cash flow in the 2000 period was principally attributable to an increase in accounts payable and a smaller increase in accounts receivable, offset significantly by a larger increase in inventory in the first six months of 2000 than in the first six months of 1999. Further, net earnings increased during these same periods by $156,916 (2000 - $646,076 versus 1999 - $489,160).

         Accounts payable increased $3,543,163 during the first six months of 2000 as compared to an increase of $1,838,060 during the same period in 1999. This increase was due primarily to extended payment terms offered to us by suppliers.

          In the first six months of 2000 and 1999, accounts receivable increased $1,355,532 and $1,602,123, respectively. For both periods, these increases of accounts receivable were mainly attributable to the strong economy which gave member-dealers confidence to make significant purchases at the spring trade show and to extended payment terms offered to member-dealers at this trade show.

         Inventory had 37,266 stockkeeping units in the period ending June 30, 2000, which were maintained in response to member-dealer demand for more breadth of inventory. The increase in inventory of $1,373,954 in the first six months of 2000, was significantly larger than the increase in inventory of $815,062 in the same period in 1999, due to the availability of leased warehouse space which provided us with an additional 50,000 square feet for stocking inventory.

         Net cash used for investing activities increased in the first six months of 2000 and 1999 by $1,386,157 and $1,466,346, respectively. The warehouse expansion project accounted for approximately 60% and 78% of cash used for capital investments for the first six months of 2000 and 1999, respectively.

          Net cash used for financing activities was $154,811 in the period ending June 30, 2000 as compared to net cash used for financing activities of $856,627 during the same period in 1999. The decrease of net cash used in the 2000 period as compared to the same period in 1999 was principally attributable to differences in borrowings on our line of credit to meet short term cash requirements, as well as an increase of proceeds from the issuance of stock and a decrease in amounts used to repurchase shares from retiring member-dealers during the 2000 period. In the periods ending June 30, 2000 and June 30, 1999, short term borrowing was $250,000 and $890,000, respectively, while proceeds from the issuance of stock was $928,779 and $822,200, respectively for the same periods. In addition the repurchase of $382,750 of stock from retiring member-dealers in the first six months of 2000 had a positive effect on cash flow of $205,775, when compared to the $588,525 used to repurchase stock in the same 1999 period.

         Our continuing ability to generate cash to fund our activities is highlighted by the relative constancy of our three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                                 JUNE 30,             DECEMBER 31,            JUNE 30,
                                                  2000                  1999                    1999
                                                  ----                  ----                    ----

Working Capital                                $10,153,497           $10,277,412             $10,125,844

Current Ratio                                  1.5 to 1              1.6 to 1                1.5 to 1

Long-term Debt as Percentage
       of Capitalization                        9.6%                 8.5%                     10.7%

          During the remainder of 2000, we expect to further expand our existing customer base in Oklahoma and Arkansas, as well as expand further west in Texas and into eastern New Mexico. We will finance this expansion and related delivery and other operating costs with receipts from the sale of stock to new and current member-dealers and with anticipated increased revenues from sales to member-dealers in Oklahoma, Arkansas, West Texas and New Mexico. We expect that this expansion will have a beneficial effect on our ability to generate cash to meet our funding needs.

       In the first six months of both 2000 and 1999, we maintained a 95.0 percent service level (the measure of our ability to meet member-dealers' orders out of current stock). Inventory turnover was 6.1 times during the first six months of 2000 and 6.0 times for the first six months of 1999. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

          CAPITAL RESOURCES In the six month periods ending June 30, 2000, and June 30, 1999, our investment in capital assets (net of dispositions) was $1,386,157 and $1,466,346, respectively. Approximately 59.7 percent ($827,721)
of the amount expended in the first six months of 2000 was used to construct an employee parking lot and to fund other capital expenditures related to the future expansion of our warehouse. In addition, 10.7 percent ($148,373) was used to purchase trailers, 9.6% ($133,660) was used to purchase warehouse equipment, 9.6% ($132,574) was used to upgrade our fleet of automobiles and 7.6% ($105,863) was used to purchase computer equipment. By comparison, of the total amount expended in the first six months of 1999, $1,143,772 was used to complete the purchase of thirty acres of land for future warehouse expansion and $136,304 was used to purchase computer hardware and software.

          In January, 1999 we purchased 29.96 acres of land located across the street from our current warehouse facility for $1,174,774. The land has been used to relocate our retention pond, provide additional parking facilities and allow for future expansion of our current warehouse facility. The purchase was funded by drawing down on our line of credit which has since been entirely repaid from our cash flow. During 2000 we expect to continue our expansion project, expending approximately $3,215,800 to prepare the site and begin construction on an expansion to our current warehouse facility.

       Under our unsecured $10 million revolving line of credit with Chase Bank of Texas, used from time to time for our working capital and other financing needs, $250,000 was outstanding on June 30, 2000.

          During the year 2000, we anticipate significant cash outlays for payment of accounts payable, increased inventory purchases and our expansion project. Additional cash outlays anticipated for the remainder of the year include: $50,000 to purchase warehouse equipment, $35,000 to upgrade computer equipment, $50,000 to purchase office furniture and equipment and $40,000 to improve our automobile fleet.

Our cash position of $1,871,736 at June 30, 2000, is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including draws on our line of credit, may be needed to fund all or a portion of the expansion project.

                                          QUANTITATIVE & QUALITATIVE DISCLOSURES
                                                    ABOUT MARKET RISKS
                                          --------------------------------------



Not Applicable

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS - NONE

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the Annual Shareholders Meeting held on May 10, 2000, VIRGIL H. COX, LEROY WELBORN and BEN JONES were elected to serve as Directors of the Company for three-year terms. JAMES D. TIPTON, President of the Company, was elected to serve a one-year term. The other Directors continuing to serve are: NORMAN J. BERING, WELDON BAILEY, SAMUEL J. DYSON and JIMMY T. PATE whose terms will expire at the Annual Shareholders Meeting to be held in May 2001 and NORMAN J. BERING, SUSIE BRACHT-BLACK and RICHARD A. LUBKE whose terms will expire at the Annual Shareholders Meeting in May 2002.

                                            NO. OF VOTES             NO. OF VOTES           NO. OF VOTES
NOMINEES FOR DIRECTORS                          FOR                    AGAINST               ABSTAIN        APPROVAL
----------------------                      ------------             ------------            -------        --------
VIRGIL H. COX                               4900                     -0-                     -0-            YES
LEROY WELBORN                               4890                     10                      -0-            YES
BEN JONES                                   4890                     10                      -0-            YES
JAMES D. TIPTON                             4890                     10                      -0-            YES


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





Date:  August 10, 2000
       ------------------