Form 10-Q
period 2000-09-30
HANDY HARDWARE WHOLESALE INC
filed 2000-11-14
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

         [X]          Quarterly Report Pursuant to Section 13
                  or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended September 30, 2000.

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

                           Yes         X                      No
                                    -------                        ------

The number of shares outstanding of each of the Registrant's classes of common stock as of September 30, 2000, was 10,030 shares of Class A Common Stock, $100 par value, and 62,333 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX



PART I            Financial Information                               Page No.
                                                                      -------

         Item     1.       Financial Statements

                     Condensed Balance Sheet September 30, 2000
                           and December 31, 1999 ...........................3-4

                     Condensed  Statement  of  Earnings  - Three  Months
                           & Nine Months Ended September 30, 2000 and 1999....5

                     Condensed Statement of Cash Flows - Nine Months
                           Ended September 30, 2000 and 1999..................6

                     Notes to Condensed Financial Statements...............7-13


         Item 2.     Management's Discussion & Analysis of Financial
                           Condition and Results of Operations............14-18

         Item 3.     Quantitative & Qualitative Disclosures About
                           Market Risk.......................................18

PART II           Other Information

         Items 1-6         None                                              19

         Signatures                                                          20

                                                  HANDY HARDWARE WHOLESALE, INC.
                                                       CONDENSED BALANCE SHEET

                                                                                SEPTEMBER 30,                DECEMBER 31,
                                                                                     2000                         1999
                                                                                -------------                ------------
     ASSETS
     ------
     CURRENT ASSETS
     --------------
        Cash                                                                    $  2,935,646                   $ 1,173,749
        Accounts Receivable, net of
             subscriptions receivable in
             the amount of $79,876 for 2000
             and $54,484 for 1999                                                 15,927,787                    10,631,282
        Notes Receivable (Note 3)                                                      9,463                        12,748
        Inventory                                                                 16,711,889                    15,147,077
        Other Current Assets                                                         195,206                       181,809
        Prepaid Income Tax                                                            36,990                       100,335
                                                                                ------------                   -----------
                                                                                $ 35,816,981                   $27,247,000
                                                                                ------------                   -----------

     PROPERTY, PLANT AND EQUIPMENT (NOTE 2)
     --------------------------------------
        At Cost Less Accumulated Depreciation
        of $5,898,613(2000) and $5,162,434 (1999)                               $ 11,896,626                   $10,756,483
                                                                                ------------                   -----------

     OTHER ASSETS
     ------------
         Notes Receivable (Note 3)                                              $    310,325                   $   232,710
         Deferred Compensation Funded                                                475,326                       429,688
         Other Noncurrent Assets                                                          -0-                       15,149
                                                                                ------------                   -----------
                                                                                $    785,651                   $   677,547
                                                                                ------------                   -----------
     TOTAL ASSETS                                                               $ 48,499,258                   $38,681,030
     ------------                                                               ============                   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     CURRENT LIABILITIES
     -------------------
         Notes Payable-Stock (Note 4)                                           $     80,000                   $   107,200
         Notes Payable-Capital Lease                                                   9,252                        41,383
         Accounts Payable - Trade                                                 24,279,975                    15,679,858
         Other Current Liabilities                                                 1,125,747                     1,141,147
                                                                                ------------                   -----------
                                                                                $ 25,494,974                   $16,969,588
                                                                                ------------                   -----------
     NONCURRENT LIABILITIES
     ----------------------
         Notes Payable-Stock (Note 4)                                           $    804,560                   $   787,280
         Notes Payable-Capital Lease                                                  19,564                        25,480
         Notes Payable-Vendor                                                        308,688                       224,872
         Deferred Compensation Payable                                               475,326                       429,688
         Deferred Income Taxes Payable (Note 5)                                      237,194                       229,275
                                                                                ------------                   -----------
                                                                                $  1,845,332                   $ 1,696,595
                                                                                ------------                   -----------

     TOTAL LIABILITIES                                                          $ 27,340,306                   $18,666,183
     -----------------                                                          ------------                   -----------



     The accompanying notes are an integral part of the Condensed Financial Statements.

                                                  HANDY HARDWARE WHOLESALE, INC.
                                             CONDENSED BALANCE SHEET (CONTINUED)

                                                                                SEPTEMBER 30,                DECEMBER 31,
                                                                                    2000                         1999
                                                                                ------------                 -----------
     STOCKHOLDERS' EQUITY
     --------------------
         Common Stock, Class A,
             authorized 20,000 shares, $100
             par value per share, issued
             10,350 & 9,190 shares                                              $  1,035,000                   $   919,000
             Common Stock, Class B,
             authorized 100,000 shares, $100
             par value per share, issued
             64,430 & 58,768 shares                                                6,443,000                     5,876,800
             Common Stock, Class B
             Subscribed 4,970.38 & 4,498.24
             shares                                                                  497,038                       449,824
                Less Subscription Receivable                                         (39,938)                      (27,242)
         Preferred Stock 10% Cumulative,
             authorized 100,000 shares, $100
             par value per share, issued
             67,368.50 & 61,386.50 shares                                          6,736,850                     6,138,650
         Preferred Stock, Subscribed
             4,970.38 & 4,498.24 shares                                              497,038                       449,824
                 Less Subscription Receivable                                        (39,938)                      (27,242)
         Paid in Surplus                                                             400,609                       363,610
                                                                                ------------                   -----------
                                                                                $ 15,529,659                   $14,143,224
         Less: Cost of Treasury Stock
             4,689.50 & -0- shares                                                   468,950                            -0-
                                                                                ------------                   -----------
                                                                                $ 15,060,709                   $14,143,224

       Retained Earnings exclusive of other
             comprehensive earnings (Note 7)                                       5,967,124                     5,765,441
       Retained Earnings applicable to other
             comprehensive earnings (Note 7)                                         131,119                       106,182
                                                                                ------------                   -----------
                                                                                   6,098,243                     5,871,623
                                                                                ------------                   -----------

             Total Stockholders' Equity                                         $21,158,952                    $20,014,847
                                                                                -----------                    -----------

       TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                                                     $48,499,258                    $38,681,030
       --------------------                                                     ===========                    ===========




The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                       HANDY HARDWARE WHOLESALE, INC.
                                                       CONDENSED STATEMENT OF EARNINGS
                                                                (UNAUDITED)

                                                            QUARTER                                      NINE MONTHS
                                                       ENDED SEPTEMBER 30,                            ENDED SEPTEMBER 30,
                                              -----------------------------------              ----------------------------------
                                                  2000                    1999                      2000                1999
                                                  ----                    ----                      ----                ----

REVENUES
--------
Net Sales                                     $ 45,842,797            $ 42,386,346             $132,414,227          $123,450,163
Sundry Income                                      546,562                 545,612                1,518,961             1,223,228
                                              ------------            ------------             ------------          ------------
TOTAL REVENUES                                $ 46,389,359            $ 42,931,958             $133,933,188          $124,673,391
--------------                                ------------            ------------             ------------          ------------

EXPENSE
-------
Net Mat'l. Costs                              $ 41,591,943            $ 38,712,201             $119,324,873          $111,822,717
Payroll Costs                                    2,094,641               1,846,607                5,934,978             5,395,149
Other Operating Costs                            2,408,350               2,229,709                7,368,985             6,517,460
Interest Expense                                    29,227                  16,956                   79,086                49,726
                                              ------------            ------------             ------------          ------------
TOTAL EXPENSE                                 $ 46,124,161            $ 42,805,473             $132,707,922          $123,785,052
-------------                                 ------------            ------------             ------------          ------------

NET EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                                    $    265,198            $   126,485              $  1,225,266          $    888,339
-------------------                           ------------            -----------              ------------          ------------


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (NOTE 5)                                (96,320)               (49,168)                 (437,658)             (321,862)
-------------------                            ------------            -----------              ------------          ------------

NET EARNINGS                                  $    168,878            $    77,317              $    787,608          $    566,477
------------

OTHER COMPREHENSIVE EARNINGS
----------------------------
Unrealized Gain (Loss)on
  Securities (Note 7)                         $     (3,650)           $    (1,380)             $     37,783          $     22,133
Provision for Federal
  Income Tax (Note 5)                                1,241                    469                   (12,846)               (7,525)
                                              ------------            -----------              ------------          ------------
Other Comprehensive
  Earnings Net of Tax                         $     (2,409)           $      (911)             $     24,937          $     14,608
                                              ------------            -----------              ------------          ------------
TOTAL COMPREHENSIVE
  EARNINGS                                    $    166,469            $    76,406              $    812,545          $    581,085
-------------------                           ------------            -----------              ------------          ------------

LESS ACCRUED
DIVIDENDS ON
PREFERRED STOCK                                   (146,481)              (138,586)                 (439,443)             (415,758)
---------------                               ------------            -----------              ------------          ------------

NET EARNINGS
APPLICABLE
TO COMMON
STOCKHOLDERS                                  $     19,988            $   (62,180)             $    373,102          $    165,327
------------                                  ============            ===========              ============          ============

NET EARNINGS PER
SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (NOTE 1)                              $       0.26            $     (0.88)             $       5.04          $       2.37
----------------                              ============            ===========              ============          ============

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                       HANDY HARDWARE WHOLESALE, INC.
                                                           STATEMENT OF CASH FLOWS
                                                                 (UNAUDITED)
                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                         ------------------------------------------
                                                                              2000                          1999
                                                                              ----                          ----
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Net Earnings                                                        $    812,545                   $   566,477
                                                                         ------------                   -----------
         Adjustments to Reconcile Net
              Earnings to Net Cash Provided by
              Operating Activities:
                  Depreciation                                           $    780,437                   $   760,156
                  Increase (Decrease) in Deferred
                    Income Tax                                                  7,919                        (4,094)
                  Unrealized (gain) loss (increase or
                    decrease in fair market value of
                    securities)                                               (37,783)                       14,608

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                 $ (5,296,505)                  $(5,320,005)
         Increase in Notes Receivable                                         (74,330)                      (26,855)
         Increase in Inventory                                             (1,564,812)                   (2,014,062)
         Decrease in Other Assets                                              65,097                       129,295
         Increase in Note Payable-Vendor                                       83,816                        31,802
         Increase in Accounts Payable                                       8,600,117                     7,405,574
         Increase (Decrease) in Other Liabilities                             (15,400)                      475,576
         Increase in Deferred Compensation Payable                             45,638                        23,764
                                                                         ------------                   -----------
              TOTAL ADJUSTMENTS                                          $  2,594,194                   $ 1,475,759
                                                                         ------------                   -----------
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES                                       $  3,406,739                   $ 2,042,236
                                                                         ------------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Capital Expenditures                                                $(1,920,580)                   $(1,656,411)
     Investment in Deferred Compensation Funded                               (6,170)                       (23,764)
     Reinvested dividends, interest & capital gains                           (1,685)                            -0-
                                                                         ------------                   -----------
         NET CASH USED FOR
         INVESTING ACTIVITIES                                            $(1,928,435)                   $(1,680,175)
                                                                         -----------                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Increase (Decrease) in Notes Payable - Stock                        $    (9,920)                   $   326,170
     Decrease in Notes Payable - Capital Lease                               (38,047)                       (51,319)
     Increase in Subscription Receivable                                     (25,392)                       (26,563)
     Proceeds From Issuance of Stock                                       1,411,827                      1,219,009
     Purchase of Treasury Stock                                             (468,950)                      (708,925)
     Dividends Paid                                                         (585,925)                      (554,346)
                                                                         -----------                    -----------
         NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                                      $   283,593                    $   204,026
                                                                         -----------                    -----------

NET INCREASE
IN CASH & CASH EQUIVALENTS                                               $ 1,761,896                    $   566,087

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                  1,173,749                      1,113,122
                                                                         -----------                    -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                 $ 2,935,645                    $ 1,679,209
                                                                         ===========                    ===========

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
     Interest Expense Paid                                               $    79,086                    $    49,726
     Income Taxes Paid                                                       479,575                        464,365

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

(5)      EARNINGS PER SHARE:
         ------------------
         Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock, as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                QUARTER ENDED                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                                 SEPTEMBER 30,
                                                        -------------------------------               --------------------------
                                                           2000                  1999                   2000              1999
                                                           ----                  ----                   ----              ----

CALCULATION OF NET EARNINGS PER SHARE
      OF COMMON STOCK
-------------------------------------
      Net Earnings                                      $ 166,469              $ 76,406               $812,545          $581,085
      Less: Accrued Dividends
            on Preferred Stock                           (146,481)             (138,586)              (439,443)         (415,758)
                                                        ---------              --------               --------          --------
                                                        $  19,988              $(62,180)              $373,102          $165,327
      Weighted Average
         Shares of Common Stock
         (Class A & Class B)
         outstanding                                       75,915                70,380                 73,966            69,855


      Net Earnings(Loss) Per Share
      of Common Stock                                   $    0.26              $  (0.88)              $   5.04          $   2.37
                                                        =========              ========               ========          ========

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

      When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the nine months ended September 30, 2000 contained herein, therefore, are net of dividends actually paid during the first quarter of 2000 in the amount of $585,925.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:

                                  SEPTEMBER 30,                  DECEMBER 31,
                                      2000                          1999
                                     -----                          ----

Land                              $ 3,207,866                   $ 3,202,572
Building & Improvements             9,867,221                     8,549,156
Furniture, Computer, Warehouse      4,059,294                     3,740,954
Transportation Equipment              660,858                       426,235
                                  -----------                   -----------
                                  $17,795,239                   $15,918,917

Less:  Accumulated Depreciation    (5,898,613)                   (5,162,434)
                                  -----------                   -----------
                                  $11,896,626                   $10,756,483
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

Notes Receivable are classified as follows:


                                                                CURRENT PORTION                      NONCURRENT PORTION
                                                         ---------------------------             ---------------------------
                                                            SEPT. 30,        DEC. 31,            SEPT. 30,           DEC. 31,
                                                            --------         -------             --------            -------
                                                               2000           1999                 2000                1999
                                                               ----           ----                 ----                ----

Deferred Agreements                                          $   -0-       $    -0-              $308,689            $224,871
Installment Sale Agreement                                     9,463         12,748                 1,636               7,839
                                                             -------        -------              --------            --------
                                                             $ 9,463       $ 12,748              $310,325            $232,710
                                                             =======       ========              ========            ========

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

Notes Payable - Stock are classified as follows:


                                                                CURRENT PORTION                      NONCURRENT PORTION
                                                         ---------------------------             ---------------------------
                                                            SEPT. 30,        DEC. 31,            SEPT. 30,          DEC. 31,
                                                            --------         -------             --------           -------
                                                               2000           1999                 2000               1999
                                                               ----           ----                 ----               ----

                                                             $80,000       $107,200             $804,560            $787,280

Principal payments due over the next five years are as follows:

                                            2000              $ 71,000
                                            2001                57,000
                                            2002                32,800
                                            2003               324,280
                                            2004               363,200
                                                              --------
                                                              $848,280
                                                              ========

                         HANDY HARDWARE WHOLESALE, INC.
                          -----------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

NOTE 5 - INCOME TAXES
---------------------
Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

The major categories of deferred income tax provisions are as follows (based on FASB 109):

                                                                        QUARTER ENDED                YEAR ENDED
                                                                        SEPTEMBER 30,               DECEMBER 31,
                                                                            2000                        1999
                                                                        -------------               -----------
Excess of tax over book depreciation                                    $ 1,294,054                 $ 1,257,673

Allowance for Bad Debt                                                       (7,195)                     (7,195)
Inventory - Ending inventory adjustment
         for tax recognition of Sec. 263A
         Uniform Capitalization Costs                                      (299,222)                   (296,130)

Deferred Compensation                                                      (290,010)                   (280,010)
                                                                        -----------                 -----------

         Total                                                              697,627                     674,337
         Statutory Tax Rate                                                      34%                         34%
                                                                        -----------                 -----------
         Cumulative Deferred Income Tax Payable                          $  237,194                 $   229,275
                                                                        ===========                 ===========

         Classified as:
              Current Liability                                          $       -0-                $        -0-
              Noncurrent Liability                                          237,194                     229,275
                                                                         ----------                 -----------
                                                                        $   237,194                 $   229,275
                                                                        ===========                 ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                        QUARTER ENDED                YEAR ENDED
                                                                        SEPTEMBER 30,               DECEMBER 31,
                                                                            2000                        1999
                                                                        -------------               -----------
Principal Components of Income Tax Expense
         Federal:
              Current
              Income tax paid                                           $  379,240                  $   358,481
              Carry-over of prepayment
              from prior year                                              100,335                      105,884
              Refund received for overpayment
              from prior year                                                   -0-                          -0-
                                                                        ----------                 ------------
                                                                        $  479,575                  $   464,365
         Federal Income Tax Payable                                             -0-                    (130,884)
              Carry-over to subsequent year                                (36,990)                          -0-
                                                                        -----------                 -----------
                Income tax for tax reporting
                at statutory rate of 34%                                $  442,585                  $   333,481
              Deferred
              Adjustments for financial reporting:
                Depreciation                                                12,370                          127
                263A Uniform Capitalization Costs                           (1,051)                        (821)
                Other                                                       (3,400)                      (3,400)
                                                                        -----------                 -----------
                Provision for federal income tax                        $  450,504                  $   329,387
                                                                        ===========                 ===========

         Handy is not exempt from income tax except for municipal bond interest earned in the amount of $1,685.

         Handy is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and are not entitled to deduct preferred dividends in determining our taxable income.

                         HANDY HARDWARE WHOLESALE, INC.
                          -----------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------


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

                         HANDY HARDWARE WHOLESALE, INC.
                          -----------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------



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

                         HANDY HARDWARE WHOLESALE, INC.
                          -----------------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------


NOTE 7 - COMPREHENSIVE EARNINGS
-------------------------------
The following disclosures include those required by FASB 115 for financial statements beginning after December 15, 1997.

1. Deferred compensation funded in the amount of $475,326 on the Balance Sheet as a non-current asset at September 30, 2000, includes equity securities classified as investments available for sale in the amount of $422,406 at fair market value. The $422,406 includes $198,664 unrealized gain on securities resulting from the increase in fair market value. The cost of the equity securities is $223,742.

2.   Changes in Equity securities

                                                            Nine Months Ended
                                                            September 30, 2000               Cumulative
                                                            ------------------               ----------
     Beginning Balance-January 1, 2000                        $   376,768                    $      -0-
     Purchases                                                      6,170                       111,230
     Dividends, interest and capital gains                          1,685                       112,512
     Unrealized gains on securities
           resulting from increase in
           fair market value                                       37,783                       198,664
                                                              -----------                    ----------
     Balance-September 30, 2000                               $   422,406                    $  422,406
                                                              ===========                    ==========


3.   Components of Comprehensive Earnings

                                        TOTAL               OTHER COMPREHENSIVE              NET EARNINGS EXCLUSIVE
                                    COMPREHENSIVE           EARNINGS-UNREALIZED                     OF OTHER
                                      EARNINGS              GAINS ON SECURITIES              COMPREHENSIVE EARNINGS
                                    -------------           -------------------              ----------------------
     Net Earnings Before
       Provision for
       Federal Income Tax           $ 1,263,049                 $  37,783                           $1,225,266
     Provision for
       Federal Income Tax              (450,504)                  (12,846)                            (437,658)
                                    ------------                ----------                          ----------
     Net Earnings                   $   812,545                 $  24,937                           $  787,608
                                    ============                ==========                          ==========


4.   Components of Comprehensive Earnings

                                                             RETAINED EARNINGS                 RETAINED EARNINGS
                                                             APPLICABLE TO OTHER              EXCLUSIVE OF OTHER
                                            TOTAL           COMPREHENSIVE EARNINGS          COMPREHENSIVE EARNINGS
                                            -----           ----------------------          ----------------------

     Balance-January 1, 2000              $5,871,623            $  106,182                         $5,765,441
     Add: Net earnings nine
          months ended                       812,545                24,937                            787,608
          Sept. 30, 2000
     Deduct: Cash Dividends on
             Preferred Stock                 585,925                   -0-                            585,925
                                          ----------            ----------                         ----------
     Balance-Sept. 30, 2000               $6,098,243            $  131,119                         $5,967,124
                                          ==========            ==========                         ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND FIRST NINE MONTHS OF 2000
-------------------------------------------------------------------------

     We maintained our steady growth in the third quarter of 2000 while continuing to meet our goal of providing quality goods to our member-dealers at our cost plus a reasonable mark-up charge. Net sales in the third quarter of 2000 increased 8.2% ($3,456,451) over sales during the same period in 1999, compared to a 6.9% growth rate ($2,743,921) in the third quarter of 1999 over 1998's third quarter.

     Net sales during the first nine months of 2000 increased 7.3% ($8,964,064) over sales during the same period in 1999, compared to a 9.5% increase in sales ($10,751,714) for the same period in 1999 over 1998.

     Despite the increase in sales growth in the third quarter of 2000 over the third quarter of 1999, sales growth during the first nine months of 1999 was higher than the sales growth for the same 2000 period due to extremely robust sales in the first quarter of 1999.

     NET SALES. Although the overall economy continues to experience economic growth and consumer confidence remains strong, the sales growth during the first nine months of 2000 in several of our selling territories was not as robust as in the first nine months of 1999. The softening sales can be attributed to the decrease in purchases of several significant member-dealers in various selling territories due to the continuing dry weather conditions, labor and material shortages in the building industry and pressure from retail warehouses in these markets.

     The following table summarizes our sales during the first nine months of 2000 and 1999 by sales territory:

                                            First Nine Months 2000                               First Nine Months 1999
                                      ----------------------------------------------           --------------------------
                                                            % Increase
                                                            in Sales
                                                            From First         % of                                 % of
                                                            Nine Months        Total                                Total
Sales Territory                          Sales                of 1999          Sales              Sales             Sales
---------------                          -----                -------          -----              -----             -----

Houston Area                          $31,671,111               1%              23.9%         $ 31,251,054           25.5%

Victoria, San Antonio,
Corpus Christ &
Rio Grande Valley Area*                26,879,940              15%              20.3%           23,461,289           19.2%

North Texas, Dallas
& Fort Worth Area                      15,896,937              20%              12.0%           13,267,519           10.8%

Austin, Brenham &
Central Texas Area                     16,377,295               4%              12.4%           15,743,854           12.9%

Southern Louisiana Area                14,246,078             -10%              10.8%           15,737,760           12.9%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                           10,523,653               4%               8.0%           10,104,765            8.3%

Arkansas Area                           7,329,542              53%               5.5%            4,804,417            3.9%

Oklahoma Area                           8,929,602              12%               6.8%            8,005,887            6.5%

West Texas Area (2)                       408,538              N/A               0.3%                N/A               N/A
                                     ============             ====              =====         ============          ------

         Totals:                     $132,262,696 (1)                           100.0%        $122,376,545(1)       100.0%
                                     ============                               =====         ============          -----

------------------------------------------------------
* Includes sales to Mexico and Central America member-dealers.
(1) Total does not include miscellaneous sales to employees.
(2) Sales for the West Texas Area, which includes portions of New Mexico, commenced in June of 2000.

          During the first nine months of 2000 the Houston territory, the Southern Louisiana territory and the Gulf Coast East territory each experienced a continual decrease in sales due to several larger member-dealers reducing their purchases during this period. Comparing their level of purchases in the first nine months of 1999 to their purchases in the same 2000 period, these Houston territory member-dealers collectively decreased sales in their territory by $2,519,916, these Southern Louisiana territory member-dealers collectively decreased sales in their territory by $787,730, and one significant member-dealer in the Gulf Coast East territory decreased sales in its territory by $335,790. In addition, dry weather conditions and significant declines in new home construction negatively affected sales growth in the Austin, Brenham and Central Texas territory, while independent hardware stores in Baton Rouge, New Orleans and Gulf Coast East territory are beginning to feel the pressure from retail warehouses in their market area.

          Despite the reductions in purchases by member-dealers in some sales territories, during the third quarter and the first nine months of 2000, we added more than twice as many new member-dealers as we added in the same 1999 periods. These additions in both our current selling territories and in our recently added territories of West Texas and New Mexico continue to offset the decreased levels of purchases by some of our longer-term member-dealers.

          NET MATERIAL COSTS AND REBATES. Net material costs for the third quarter and first nine months of 2000 were $41,591,943 and $119,324,873, respectively, compared to $38,712,201 and $111,822,717, respectively, for the same periods in 1999. Net material costs for the third quarter and first nine months of 2000 increased 7.4 percent and 6.7 percent, respectively, over the same periods in 1999, which increases were slightly less than the increases in net sales for the same periods (8.2% increase for the third quarter of 2000 and 7.3% increase for the first nine months of 2000). Net material costs were 90.7 percent of sales in the third quarter of 2000 as compared to 91.3 percent of sales for the same period in 1999, while for the first nine months of 2000 and 1999 net materials costs were 90.1 percent and 90.6 percent of sales, respectively. These slight decreases during these periods in 2000 compared to 1999 resulted from an increase during 2000 in the number of inventory items sold our highest gross margin which consists of sales with a markup of 9 percent. Such sales increased from $21,287,166 in the third quarter of 1999 to $23,608,416 during the third quarter of 2000, while these sales for the first nine months of 1999 and 2000 were $62,725,958 and $68,872,292, respectively. Further, factory rebates which we took as a credit against material costs in both the third quarters and first nine months of 2000 increased over amounts credited for the same 1999 periods. Third quarter rebates for 2000 increased $384,920 or 35.2 percent (2000 - $1,479,781 vs. 1999 - $1,094,861) while rebates for the first nine months of 2000 increased $511,857 or 14.1 percent (2000 - $4,138,314 vs. 1999 - $3,626,457).

          PAYROLL COSTS. With unemployment at a three decade low, the U.S. labor market has seldom been tighter. The increases in payroll costs for the third quarter and first nine months of 2000 resulted from salary increases needed to attract or retain high- quality employees. As a result, payroll costs for the third quarter and first nine months of 2000 increased 13.4 percent and 10.0 percent, respectively, over the same periods in 1999.

          Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the third quarter of 2000 constituted 4.5 percent of both net sales and total expenses, compared to 4.3 percent of each for the same quarter of 1999. Payroll costs were 4.4 percent of both net sales and total expenses for the first nine months of 2000 and 1999. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

          OTHER OPERATING COSTS. During the third quarter and for the first nine months of 2000 other operating costs increased 8.0 percent and 13.1 percent, respectively, compared to the same periods of 1999. Other operating costs were 5.2% of total expenses in the third quarters of both 2000 and 1999. For the nine month period ending September 30, 2000, other operating costs were 5.6% of total expenses as compared to 5.3% of total expenses during the same period in 1999. In reviewing the first nine months of 2000, other operating costs have increased by a significantly larger percentage (13.1%) than the percentage growths in net sales and total expenses (7.3% and 7.2%, respectively). However, the 8.0% increase in other operating costs in the third quarter of 2000 was in line with the 8.2% and 7.8% increases in net sales and total expenses, respectively, during this same period.

          More than 77.6% of the first nine months increases in other operating costs resulted from increases in delivery expenses. Delivery expenses increased from $1,754,157 in the first nine months of 1999 to $2,415,347 for the same period in 2000, an increase of $661,190 over 1999 levels. In particular, increases in gasoline prices, additions to our delivery routes and increases in the number of member-dealer locations have resulted in a 47.1% increase in fuel costs in the first nine months of 2000 as compared to the same period in 1999. In addition, these conditions resulted in a 28.9% increase in rental truck expenses for the same period due to increased delivery demand. Further, due to the shortage of qualified truck drivers, contract delivery expenses have increased significantly over 1999 levels, increasing more than twofold during the first nine months of 2000. We expect delivery expenses to continue to increase as we continue to expand our selling territories and add member-dealer locations.

          NET EARNINGS AND EARNINGS PER SHARE. Net sales for the third quarter of 2000 increased $3,456,451 (8.2%) and net material costs for the third quarter of 2000 increased $2,879,742 (7.4%) from levels of net sales and net material costs in the third quarter in 1999, causing gross margin to increase by $576,709 (15.7%). This substantial increase in gross margin, was offset slightly by an increase in payroll costs of $248,034 (13.4%) and an increase in other operating costs of $178,641 (8.0%). Thus pretax net earnings increased 110.0 percent, from $126,485 for the third quarter of 1999 to $265,198 in the same 2000 period, while after-tax net earnings increased by 118.0 percent. Net earnings in the third quarter of 2000 increased primarily due to more substantial increases in gross margin, when compared to increases in expenses.

          Net sales for the first nine months of 2000 increased $8,964,064 (7.3%) and net material costs increased $7,502,156 (6.7%) from levels in the first nine months in 1999, resulting in gross margin increasing by $1,461,908 (12.6%). This increase in gross margin was offset by increases in payroll costs (10.0%) and in other operating costs (13.1%). Thus pretax net earnings increased
37.9 percent, from $888,339 for the first nine months of 1999 to $1,225,266 in the same 2000 period, while after-tax net earnings increased by 39.0 percent. Net earnings in the first nine months of 2000 increased primarily due to an increase in sales with markups of 9 percent, as previously discussed, with fewer sales occurring with markups of 5 percent or less, as well as increases during 2000 in factory rebate income.

          Our net earnings per share increased in the third quarter of 2000, as compared to the same period of 1999. This increase was due to an increase in total comprehensive earnings in the third quarter of 2000 compared to that period of 1999. Further, dividends accrued decreased as a percentage of third quarter net earnings in 2000 compared to 1999, resulting in an increase in net earnings per share. In the first nine months of 2000 total comprehensive earnings increased significantly over the 1999 level, causing dividends accrued in the first nine months of 2000 to represent a smaller percentage of that period's net earnings than dividends accrued in the first nine months of 1999 represented of that period's net earnings(54.1% in 2000 as compared to 71.5% in 1999). Thus net earnings per share for the nine month period ending September 30, 2000 increased 112.7% from the period ending September 30, 1999.

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

          SEASONALITY. Our quarterly net earnings traditionally vary based on the timing of events which affect our sales. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. However, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income which can positively affect net earnings. For example, during the third quarter of 2000, net earnings were substantially affected by the receipt of rebate income and an increase in sales with a high gross margin. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. This decrease in sales, however, is offset in most years by corrections to inventory made at year end, causing net earnings to vary substantially from year to year in the fourth quarter.

FINANCIAL CONDITION
-------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

          LIQUIDITY. During the period ending September 30, 2000, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and delivery equipment to better meet the needs of our member-dealers. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy in our selling territories.

          During the first nine months of 2000 there was an increase of $1,761,896 in our cash and cash equivalents as compared to an increase of $566,087 in the same 1999 period. During this period, we generated cash flow from operating activities of $3,406,739, as compared to $2,042,236 in the first nine months of 1999. This increase in cash flow in the 2000 period was principally attributable to an increase in accounts payable and smaller increases in both accounts receivable and in inventory in the first nine months of 2000 than in the first nine months of 1999. Further, net earnings increased during these same periods by $246,068 (2000 - $812,545 versus 1999 - $566,477).

          Accounts payable increased $8,600,117 during the first nine months of 2000 as compared to an increase of $7,405,574 during the same period in 1999. This increase was due primarily to extended payment terms offered to us by suppliers.

          In the first nine months of 2000 and 1999, accounts receivable increased $5,296,505 and $5,320,005, respectively. For both periods, these increases of accounts receivable were mainly attributable to the strong economy which gave member-dealers confidence to make significant purchases at the fall trade show and to extended payment terms offered to member-dealers at this trade show.

          Inventory had 37,128 stockkeeping units in the period ending September 30, 2000, which were maintained in response to member-dealer demand for more breadth of inventory. The increase in inventory of $1,564,812 in the first nine months of 2000, was smaller than the increase in inventory of $2,014,062 in the same period in 1999, due to the maximization of our warehouse space and the maximization of leased warehouse space for stocking inventory.

          Net cash used for investing activities increased in the first nine months of 2000 and 1999 by $1,928,435 and $1,680,175, respectively. The warehouse expansion project accounted for approximately 69% and 79% of cash used for capital investments for the first nine months of 2000 and 1999, respectively.

          Net cash provided by financing activities was $283,593 in the period ending September 30, 2000 as compared to net cash provided by financing activities of $204,026 during the same period in 1999. The increase of net cash provided in the 2000 period as compared to the same period in 1999 was principally attributable to an increase of proceeds from the issuance of stock and a decrease in the amounts used to repurchase shares from retiring member-dealers during the 2000 period. In the periods ending September 30, 2000 and September 30, 1999, proceeds from the issuance of stock were $1,411,827 and $1,219,009, respectively. In addition the repurchase of $468,950 of stock from retiring member-dealers in the first nine months of 2000 had a positive effect on cash flow of $239,975, when compared to the $708,925 used to repurchase stock in the same 1999 period.

          Our continuing ability to generate cash to fund our activities is highlighted by the relative constancy of our three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                               SEPTEMBER 30,         DECEMBER 31,            SEPTEMBER 30,
                                                  2000                  1999                    1999
                                             --------------        -------------           --------------

Working Capital                              $10,322,007           $10,277,412             $10,061,527

Current Ratio                                   1.4 to 1              1.6 to 1                1.3 to 1

Long-term Debt as Percentage
       of Capitalization                             8.7%                  8.5%                    8.3%

          During the remainder of 2000, we expect to further expand our existing customer base in Oklahoma and Arkansas, as well as expand further west in Texas and into eastern New Mexico. We will finance this expansion, and related delivery and other operating costs, with receipts from the sale of stock to new and current member-dealers and with anticipated increased revenues from sales to member-dealers in Oklahoma, Arkansas, West Texas and New Mexico. We expect that this expansion will have a beneficial effect on our ability to generate cash to meet our funding needs.

          In the first nine months of 2000 and 1999, respectively, we maintained a 94.8 and 94.9 percent service level (the measure of our ability to meet member-dealers' orders out of current stock). Inventory turnover was 6.1 times during the first nine months of 2000 and 6.0 times for the first nine months of 1999. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

          CAPITAL RESOURCES. In the nine month periods ending September 30, 2000, and September 30, 1999, our investment in capital assets (net of dispositions) was $1,920,580 and $1,656,411, respectively. Approximately 68.9 percent ($1,322,438) of the amount expended in the first nine months of 2000 was used to construct an employee parking lot and to fund other capital expenditures related to the future expansion of our warehouse. In addition, 7.7 percent ($148,373) was used to purchase trailers, 7.3% ($139,455) was used to purchase warehouse equipment, 6.8% ($130,330) was used to upgrade our fleet of automobiles, 7.3% ($140,089) was used to purchase computer equipment and 2.1% ($39,895) was used to purchase office furniture and equipment. By comparison, of the total amount expended in the first nine months of 1999, $1,305,393 was used to complete the purchase of thirty acres of land for future warehouse expansion and $165,730 was used to purchase computer hardware and software.

          In January, 1999 we purchased 29.96 acres of land located across the street from our current warehouse facility for $1,174,774. The land has been used to relocate our retention pond, provide additional parking facilities and allow for future expansion of our current warehouse facility. The purchase was funded by drawing down on our line of credit which has since been entirely repaid from our cash flow. During the remainder of 2000 we expect to continue our expansion project, expending an additional $1,800,000 to continue preparing the site and to begin construction on an expansion to our current warehouse facility. The total cost of the expansion is estimated at $5,667,655. We expect to substantially complete this project by the end of the second quarter of 2001, with expenditures being funded primarily from cash flow and draws on our line of credit.

          Under our unsecured $10 million revolving line of credit with Chase Bank of Texas, used from time to time for our working capital and other financing needs, there was no outstanding balance on September 30, 2000.

          During the remainder of the year 2000, we anticipate significant cash outlays for payment of accounts payable, increased inventory purchases and our expansion project. Additional cash outlays anticipated for the remainder of the year include: $25,000 to upgrade computer equipment and $35,000 to purchase office furniture and equipment.

          Our cash position of $2,935,646 at September 30, 2000, is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including draws on our line of credit, may be needed to fund all or a portion of the expansion project.

                     QUANTITATIVE & QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS

Not Applicable


                           FORWARD-LOOKING STATEMENTS

          The statements contained in this report that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, sales levels, the general condition of retail markets, levels of costs and margins, capital expenditures, liquidity, and competition. Such forward-looking statements generally are accompanied by words such as "plan," "budget," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company's financial results, levels of revenues, capital expenditures, and capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received for or demand for the Company's goods, amounts of goods sold for reduced or no mark-up, a need for additional labor or transportation costs for delivery of goods, requirements for capital; general economic conditions or specific conditions in the retail hardware business; weather conditions; competition; as well as the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Interim results are not necessarily indicative of those for a full year.

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





Date:  November 14, 2000
     ------------------------