Form 10-K
period 2000-12-31
HANDY HARDWARE WHOLESALE INC
filed 2001-03-28
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000       Commission File Number 0-15708

                         HANDY HARDWARE WHOLESALE, INC.
                           (Exact Name of Registrant)

               TEXAS                                  74-1381875
(State of incorporation or organization) (I.R.S. Employer Identification Number)
                               8300 Tewantin Drive
                              Houston, Texas 77061
                                 (713) 644-1495
          (Address and telephone number of principal executive offices)

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

                           Yes      [X]                        No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or in any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant (computed by reference to the price at which the stock was sold) was $1,005,000 as of February 28, 2001.

     The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 2001, was 10,150 shares of Class A Common Stock, $100 par value, and 64,963 shares of Class B Common Stock, $100 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Document                            Incorporated as to
                  --------                            ------------------

         Notice and Proxy Statement for the    Part III, Items 10, 11, 12 and 13
         Annual Meeting of Stockholders
         to be held May 9, 2001


                                                         TABLE OF CONTENTS

                                                               PART I
         Item 1.      Business....................................................................................1
         Item 2.      Properties..................................................................................7
         Item 3.      Legal Proceedings...........................................................................7
         Item 4.      Submission of Matters to a Vote of Security Holders.........................................7

                                                               PART II

         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................7
         Item 6.      Selected Financial Data.....................................................................9
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......9
         Item 7a.     Quantitative and Qualitative Disclosures About Market Risk.................................14
         Item 8.      Financial Statements and Supplementary Data................................................14
         Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......38

                                                               PART III

         Item 10.*    Directors and Executive Officers of the Registrant.........................................38
         Item 11.*    Executive Compensation.....................................................................38
         Item 12.*    Security Ownership of Certain Beneficial Owners and Management.............................38
         Item 13.*    Certain Relationships and Related Transactions.............................................38

                                                               PART IV

         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................38

--------------------
         * Included in the Company's proxy statement to be delivered to the Company's shareholders within 120 days following the Company's fiscal year end.


                           FORWARD LOOKING STATEMENTS

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

     Handy Hardware was formed by 13 independent hardware dealers in response to competitive pressure from larger businesses and chain discount stores. The purpose of the Company is to provide the warehouse facilities and centralized purchasing services that allow participating independent hardware dealers ("Member-Dealers") to compete more effectively in areas of price and service. Handy Hardware has grown from 13 Member-Dealers and sales of $150,000 in 1961 to 1,143 active Member-Dealers and sales of more than $168,100,000 in 2000. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

     Handy Hardware is currently engaged in the sale to its Member-Dealers of products used in retail hardware, building material and home center stores as well as in plant nurseries, marine, industrial and automotive stores. In addition, the Company offers advertising and other services to Member-Dealers. The Company utilizes a central warehouse and office facility located in Houston, Texas, and maintains a fleet of 45 trailers owned by the Company and 51 leased power units and trailers which are used for merchandise delivery. The Company offers merchandise to its Member-Dealers at its cost plus a markup charge, resulting generally in a lower price than an independent dealer can obtain on its own. Member-Dealers may buy merchandise from any source they desire, and Member-Dealers are not required to make any minimum levels of purchases from Handy Hardware. As of December 31, 2000, Handy Hardware's Member-Dealers were located in Texas, Louisiana, Oklahoma, Arkansas, Alabama, Mississippi, Florida, Colorado, New Mexico, Mexico and Central America. Information as to revenues, operating profit and identifiable assets of the Company's single industry segment is presented under "Item 6. Selected Financial Data."

PRODUCTS AND DISTRIBUTION

     The Company buys merchandise from vendors in large quantity lots, warehouses the merchandise and resells it in smaller lots to its Member-Dealers. During the Company's fiscal year ended December 31, 2000, 697 of the Company's Member-Dealers were located in Texas, 196 in Louisiana, 101 in Oklahoma, 86 in Arkansas, 14 in Alabama, 24 in Mississippi, 10 in Florida, 1 in Colorado, 6 in New Mexico, 6 in Mexico and 2 in Central America. No individual Member-Dealer accounted for more than 2.3% of the sales of the Company during fiscal 2000. The loss of a single customer or several customers would not have a material adverse effect on the Company.

     Often Member-Dealers may desire to purchase products that are not warehoused by the Company. In this instance, Handy Hardware will, when requested, purchase the product from the vendor and have it shipped directly to the Member-Dealer. Direct shipments from the vendor to Member-Dealers accounted for approximately 37% of the Company's total sales during 2000, 39% in 1999 and 36% in 1998, while warehouse shipments accounted for approximately 63% of total sales in 2000, 61% in 1999 and 64% in 1998.

     The  Company's   total  sales   include  14  different   major  classes  of
merchandise. In 2000, 1999 and 1998, the Company's total sales and total warehouse sales were divided among classes of merchandise listed below.

                                                       TOTAL SALES(1)                         WAREHOUSE SALES
                                                       -----------                          -----------------
CLASS OF MERCHANDISE                                2000      1999      1998             2000       1999      1998
--------------------                                ----      ----      ----             ----       ----      ----

Plumbing Supplies                                     19%       17%       17%              23%        21%       20%
General Hardware                                      11        11        12               12         12        12
Paint Sundries                                        10        11        11               13         14        14
Electrical Supplies                                   10        10        11               13         13        14
Hand Tools                                             9         9         9                8          9         9
Lawn and Garden Products                               8         8         8               10         10        10
Paint                                                  3         4         4                4          4         4
Building Materials                                    12        12        11                2          2         2
Power Tools                                            4         5         5                2          2         2
Housewares & Related Supplies                          3         3         3                3          3         3
Fasteners                                              2         2         2                1          1         1
Automotive After Market                                2         2         2                3          3         3
Outdoor Products                                       2         2         1                1          2         2
Miscellaneous                                          5         4         4                5          4         4
                                                     ---       ---       ---              ---        ---       ---
                                                     100%      100%      100%             100%       100%      100%
                                                     ===       ===       ===              ===        ===       ===

(1) These amounts include direct sales and warehouse sales.

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

     In 2000 the Company maintained a 94.8 percent service level (the measure of the Company's ability to meet Member-Dealer orders out of current stock), as compared to service levels of 95.0 percent in 1999 and 94.8 percent in 1998. No policy of inventory shrinkage has been implemented or is planned.

DEALER SERVICES AND ADVERTISING

     The Company employs a staff of nine full-time account representatives who visit Member-Dealers to advise them on display techniques, location surveying, inventory control, promotional sales, advertising programs and other dealer-related services available to them by and through the Company.

     The Company offers Member-Dealers an electronic ordering system that can assist them in placing orders, receiving price changes, tracking promotions and processing invoice transactions electronically. In addition, the Company provides Member-Dealers an inventory catalog which is available in paper or CD-ROM format.

     The Company has participated in newspaper advertising programs, and has assisted in the preparation and distribution of sales circulars utilized by Member-Dealers. The Company has a computerized circular program which allows the retail dealer to customize its own unique advertising circular utilizing its individual inventory and targeting its particular market. In addition, the system tracks available vendor cooperative funds, allowing the dealer to deduct such cooperative claims from the cost of the circular program. The Company estimates that approximately $855,173 was expended in 2000 for dealer advertising activities. These advertising costs were completely offset by contributory payments by participating Member-Dealers and cooperative advertising allowances by participating manufacturers.

SUPPLIERS

     The Company purchases merchandise from various vendors, depending upon product specifications and Member-Dealer requirements. Approximately 1,750 vendors supplied merchandise to the Company during 2000. The Company has no significant long-term contract with any vendor. Most of the merchandise purchased by the Company is available from several vendors and manufacturers, and no single vendor or manufacturer accounted for more than 2.2% of the Company's total purchases during 2000. The Company has not in the past experienced any significant difficulties in obtaining merchandise and does not anticipate any such difficulty in the foreseeable future.

     The Company is a member of PRO Group, Inc., of Englewood, Colorado, an independent hardware merchandising group. PRO Group, Inc. is a merchandising organization with 31 wholesale hardware distributors as members. The size of the organization generally provides greater buying power than that of any individual member. The Company became a member of PRO Group, Inc. in order to take advantage of this buying power, which gives PRO Group, Inc. and its members access to potentially lower prices, bigger discounts, extended terms and other purchasing advantages. The Company may participate in other benefits available to PRO Group, Inc. members, but is under no obligation to do so. The Company currently does not participate in such benefits because these benefits generally are already provided by the Company to its Member-Dealers.

     All of the Company's products are warranted to various levels by the manufacturers, whose warranties are passed on to the Member-Dealers. In addition, the Company maintains product liability insurance which the Company believes is sufficient to meet its needs.

EMPLOYEES

     As of December 31, 2000, the Company had 272 full-time employees, of which 56 were in management positions and 216 in warehouse, office or delivery operations. Company employees are not represented by any labor unions. The Company believes its employee relations are satisfactory and it has experienced no work stoppage as a result of labor disputes.

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

     Calculation of Desired Stock Ownership. Each Member-Dealer's Desired Stock Ownership is calculated as set forth in the following table:

     ACTUAL STOCK
     OWNERSHIP(1)                                 DESIRED STOCK OWNERSHIP(2)
     ---------                                    ------------------------
$1 to $31,249                        $1.00 for every $8.00 of Total Purchases

$31,250 to $56,249                   $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases over $250,000

$56,250 to $74,999                   $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,001 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases over $500,000

$75,000 to $87,499                   $1.00 for every $8.00 of Total Purchases from $1 to $250,000
                                  +  $1.00 for every $10.00 of Total Purchases from $250,001 to $500,000
                                  +  $1.00 for every $13.33 of Total Purchases from $500,001 to $750,000
                                  +  $1.00 for every $20.00 of Total Purchases over $750,000

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

----------------------------
(1)      Including all Class A Common Stock, Class B Common Stock and Preferred Stock owned by Member-Dealers.
(2)      The minimum Desired Stock Ownership for a Member-Dealer is $10,000.  In each case "Total Purchases"
         are measured as of the end of the immediately preceding fiscal year.

         Example.

         In March 2001, the Company determines that as of December 31, 2000, a Member-Dealer's Actual Stock Ownership was $32,000 and his Total Purchases during 2000 were $300,000. The Member-Dealer's Desired Stock Ownership will be $36,250 ($1.00 for each $8.00 of the first $250,000 of Total Purchases [$31,250] plus $1.00 for each $10.00 of the remaining $50,000 of Total Purchases [$5,000]). Because as of December 31, 2000, that Member-Dealer's Actual Stock Ownership was less than his Desired Stock Ownership, the Company will collect Purchase Funds throughout the period from April 1, 2001 to March 31, 2002 for the purchase of additional Class B Common Stock and Preferred Stock.

     Collection of Purchase Funds. Each Member-Dealer receives from the Company a semi-monthly statement of the Total Purchases made by the Member-Dealer during the covered billing period. Total Purchases include purchases of inventory from the Company's warehouse ("Warehouse Purchases") and purchases of inventory by the Member-Dealer directly from the manufacturer which are billed through the Company. If the Company has determined that Purchase Funds are to be collected from a Member-Dealer for a particular April 1 to March 31 period, then each statement sent to that Member-Dealer during that period will contain an additional charge for Purchase Funds, in an amount equal to two percent (2.0%) of the Warehouse Purchases invoiced on the statement. The Subscription Agreement entitles the Company to collect 2.0% of Total Purchases as Purchase Funds. At present, however, the board of directors has determined to collect 2.0% of Warehouse Purchases only. The Company will continue to collect Purchase Funds throughout the April 1 to March 31 period, even if the Member-Dealer attains his Desired Stock Ownership during the course of the period. On a monthly basis, the Company reviews the amount of unexpended Purchase Funds then being held for each Member-Dealer. If a Member-Dealer has unexpended Purchase Funds in an amount of at least $2,000, the Company applies $2,000 to the purchase of 10 shares of Class B Common Stock and 10 shares of Preferred Stock all at $100 per share.

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

     Repurchases from Overinvested Member-Dealers. During the past ten years, the Company has repurchased certain shares of Class B Common Stock and Preferred Stock from Overinvested Member-Dealers whose Actual Stock Ownership exceeded their Desired Stock Ownership by $4,000 or more. In each year of the repurchase program, the Company has offered to repurchase from each Overinvested Member-Dealer one-fourth of the excess amount, equally divided between shares of Class B Common Stock and Preferred Stock. The repurchases were made at the full initial sale price of $100 per share. In 2000, approximately 9% of the shares eligible for repurchase from Overinvested Member-Dealers were submitted for repurchase, for which the Company expended $21,700. When the Company began the repurchase program in 1991, the total overinvested amount for all Member-Dealers was $93,600, and as of December 31, 2000, the total amount was $223,000 (excluding shares held by the Texas and Louisiana State Treasury Unclaimed Property Divisions). The overinvested amount varies over time due to repurchases and additional Member- Dealers becoming overinvested because of additional stock purchases. Additionally, because stock purchases are based on each Member-Dealer's Desired Stock Ownership, which fluctuates depending on the total dollar amount of annual purchases of merchandise from the Company, some Member-Dealers who were overinvested in one year may no longer be overinvested in the following year because of an increase in purchases of merchandise. Over the ten years of the repurchase program, the Company has repurchased a total of $401,500 of shares from Member-Dealers. The Company currently intends, but is not required, to repurchase from Overinvested Member-Dealers their entire overinvested amounts. The Company's ability to conduct such repurchases, however, will depend upon the Company's future results of operations, liquidity, capital needs and other financial factors.

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

SEASONALITY

     The Company's quarterly net earnings traditionally vary based on the timing of events which affect the Company's sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. However, the Company's overall sales levels often increase during the trade shows, which, in some years, offsets the negative effect of the increased level of direct sales. In addition, the timing difference in the receipt of discounts, rebates and miscellaneous income can cause the Company's net earnings per quarter to vary substantially from year to year, as in the case of the substantial increase in net earnings in the first quarter of 2000. Sales during the fourth quarter are often lower, as hardware sales are slowest during the winter months preceding ordering for significant sales for the spring. In some years, however, this decrease in sales is offset by the corrections to inventory made at year-end, causing fourth quarter sales to vary from year to year.

ITEM 2.  PROPERTIES

     The Company's warehouse facility and administrative and marketing offices are located on 20 acres of land in Houston, Texas. The facility is 317,000 square feet, with approximately 297,000 square feet utilized for warehouse space and the remainder used for offices. The building is of tilt wall construction. The Company also owns 5.2 acres of vacant land adjoining the Company's property, which is currently being used to increase the warehouse size by approximately 241,000 square feet.

     In January 1999 the Company purchased an additional 29.96 acres of land located across the street from its current warehouse facility. This land has been used to relocate the Company's retention pond, provide additional parking facilities and allow for future expansion of the Company's current warehouse facility. The purchase price for the land was $1,174,774. The purchase was funded by drawing down on the Company's Chase Bank line of credit. As of February 28, 2001, the total capital expenditures for the Company's expansion project were $5,993,727, of which $1,864,830 (37.1%) was spent in 1999 for the purchase of land, and $2,781,161 (46.4%) was spent in 2000 for the preparation of the land and initial construction costs. The entire amount drawn on the Company's Chase Bank line of credit during 1999 and 2000 to fund the expansion project was repaid by the Company during the course of each year from its cash flow. We expect to substantially complete the expansion project by the end of the second quarter of 2001, with expenditures being funded primarily from cash flow and draws on our line of credit.

     The Company's property has convenient access to the major freeways necessary for the shipment of products to and from the warehouse facility. Management believes that the current facility will be sufficient to serve the needs of the Company for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

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

     Shares of Class A Common Stock are the only shares of capital stock with voting rights. A Member-Dealer receives one vote for each share of Class A Common Stock it owns. The number of record holders of each class of the Company's Common Stock at February 28, 2001, was as follows:

DESCRIPTION                                                    NUMBER OF HOLDERS
-----------                                                    -----------------
Class A Common Stock (Voting), $100 par value                         990
Class B Common Stock (Non-Voting), $100 par value                     834

     The Company has never paid cash dividends on either class of its Common Stock and does not intend to do so in the foreseeable future. For information concerning dividends paid on the Company's Preferred Stock, see Items 6 and 8 below.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table provides selected financial information for the five years ended December 31, 2000, derived from financial statements that have been examined by independent public accountants. The table should be read in conjunction with "Management's Discussion and Analysis" below and the financial statements and the notes thereto included in Item 8.

                                                                     YEAR ENDED DECEMBER 31,
                                                                     ----------------------
                                           2000               1999                1998                1997                1996
                                           ----               ----                ----                ----                ----
OPERATING INCOME DATA:

Total Revenues                        $171,826,695       $161,375,588        $149,362,454         $128,966,073       $121,416,635
Net Sales                              168,108,099        158,066,302         146,009,972          128,112,754        120,698,632
Total Expenses                         170,655,442        159,894,033         147,999,775          126,796,355        119,559,309
Net Earnings
  after Tax                                704,849            992,020             893,489            1,408,230          1,206,222
Preferred Stock Dividends
   Paid                                    585,925            554,346             682,368              620,812            515,029
Net Earnings Per Share of
  Class A and Class B
  Common Stock                        $       1.60       $       6.24        $       3.16         $      12.71       $      12.13



                                                                       YEAR ENDED DECEMBER 31,
                                                                       ----------------------
                                           2000               1999                1998                1997                1996
                                           ----               ----                ----                ----                ----
BALANCE SHEET DATA:
Current Assets                        $ 27,290,088       $ 27,247,000        $ 26,041,957         $ 24,821,508       $ 22,168,721
Property
  (Net of  Accumulated
   Depreciation)                        13,204,168         10,756,483           9,516,835            9,408,768          9,466,577
Other Assets                               753,462            677,547             483,405              477,010            440,405
                                      ------------       ------------        ------------         ------------       ------------
Total Assets                          $ 41,247,718       $ 38,681,030        $ 36,042,197         $ 34,707,286       $ 32,075,703
                                      ============       ============        ============         ============       ============
Current Liabilities                   $ 18,137,338       $ 16,969,588        $ 15,894,431         $ 15,705,578       $ 14,131,330
Long Term Liabilities                    1,716,416          1,696,595           1,279,968            1,015,855          1,833,508
Stockholders' Equity                    21,393,964         20,014,847          18,867,798           17,985,853         16,110,865
                                      ------------       ------------        ------------         ------------       ------------
Total Liabilities and
  Stockholders' Equity                $ 41,247,718       $ 38,681,030        $ 36,042,197         $ 34,707,286       $ 32,075,703
                                      ============       ============        ============         ============       ============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company maintained its steady growth in 2000 while continuing to meet its goal of providing quality goods to its Member-Dealers at its cost plus a reasonable mark-up charge. Net sales in 2000 increased 6.4% ($10,041,797) over 1999 net sales, compared to an 8.3% growth rate ($12,056,330) of net sales in 1999 over 1998.

     While sales grew in 2000, the increase was not as robust as the increase in 1999. The softening sales can be attributed to the weakening economy and decline in consumer confidence especially evident in the last two quarters of the year, as well as decreases in merchandise purchases of significant Member-Dealers in the Houston, Central Texas, Southern Louisiana and Gulf Coast East selling territories, and a curbing of Member-Dealer merchandise purchases in the Central Texas and Gulf Coast East selling territories due to dry weather conditions during the first three quarters of the year, labor and material shortages in the building industry and pressure from retail warehouses in those markets.

     Net Sales. During 2000, the increases in sales in the Houston territory, the Austin, Brenham and Central Texas territory, the Southern Louisiana territory and the Gulf Coast East territory were substantially dampened by Member-Dealers reducing their purchases during this period. Comparing their level of purchases in 1999 to their purchases in 2000, five significant Houston territory Member-Dealers collectively decreased their sales by $2,579,821, three significant Member-Dealers in the Austin, Brenham and Central Texas territory collectively decreased their sales by $465,388, four significant Southern Louisiana territory Member-Dealers collectively decreased their sales by $982,871 and one significant Member-Dealer in the Gulf Coast East territory decreased its sales by $339,036. In addition, dry weather conditions and significant declines in new home construction negatively affected sales growth in the Central Texas territory, while independent hardware stores in the Baton Rouge, New Orleans and Gulf Coast East sales territory are beginning to feel the pressure from retail warehouses in their market area.

     Despite the reductions in purchases by Member-Dealers in some sales territories, during 2000, net sales were positively affected by the steady growth in the number of new Member-Dealers, with the Company adding 69% more new Member-Dealers than were added during 1999. The Company expects that the addition of these and future Member-Dealers, in both our current selling territories and in our recently added territories of West Texas and New Mexico, will continue to offset the decreased levels of purchases by some of our longer-term Member-Dealers.

     The following table summarizes the Company's sales during 2000, 1999 and 1998 by sales territory:

                                                                     2000                            1999        1998
                                               ----------------------------------------------        ----        ----
                                                                    % INCREASE
                                                                       IN SALES         % OF         % OF        % OF
                                                                      FROM PRIOR        TOTAL       TOTAL        TOTAL
               SALES TERRITORY                        SALES              YEAR           SALES       SALES        SALES
               ---------------                        -----         ------------        -----       -----        -----

Houston Area                                   $   40,233,270             3%            23.9%       25.2%        26.6%
Victoria, San Antonio, Corpus Christi &
Rio Grande Valley Area*                            34,460,092            12%            20.5%       19.5%        18.8%
North Texas, Dallas & Fort Worth Area              20,056,747            14%            11.9%       11.1%        13.2%
Austin, Brenham & Central Texas Area               20,813,046             4%            12.4%       12.8%        11.5%
West Texas & Eastern New Mexico(1)                    853,570           248%             0.5%        0.0%         0.0%
Southern Louisiana Area                            17,292,686             1%            10.3%       12.8%        12.4%
Baton Rouge, New Orleans, Mississippi,             13,423,187             3%             8.0%        8.1%         8.0%
Alabama & Florida Area
Arkansas Area                                       9,774,651            15%             5.8%        4.0%         3.5%
Oklahoma Area                                      11,200,760            10%             6.7%        6.5%         6.0%
                                                -------------                           ----         ---        -----
                                      Totals:  $  168,108,009                           100.0%     100.0%       100.0%
                                               ==============                           =====      =====        ======

------------------------
    *     Includes  sales to  Member-Dealers  in  Colorado,  Mexico and  Central
          America.
    (1) Sales for the West Texas and Eastern New Mexico area commenced in June of 2000.

     Net Material Costs and Rebates. Net material costs during 2000 were $150,557,247, compared to $141,831,398 in 1999 and $130,554,986 in 1998. Net
material costs for 2000 increased only 6.2% over those costs in 1999, compared to a larger increase in net material costs in 1999 of 8.6% over 1998 levels. The 6.2% increase in net material costs for 2000 was slightly less than the 6.4% increase in net sales for the same period, compared to 1999 levels in which the 8.6% increase in net material costs was slightly higher than the 8.3% increase in net sales for the same period. Net material costs as a percentage of sales have remained fairly constant, with such costs totaling 89.6% of sales in 2000 as compared to 89.7% of sales for the same period in 1999 and 89.4% in 1998. Net materials costs as a percentage of sales decreased slightly in 2000 compared to 1999 due to the Company selling more inventory items during 2000 at the Company's highest gross margin, consisting of sales with a markup of 9%. Such sales increased from $81,946,906 in 1999 to $89,394,301 during 2000. Further, factory rebates and purchase discounts which the Company took as a credit against material costs in 2000 increased over amounts credited for the same 1999 period. Rebates for 2000 increased $739,863 or 15.5% (2000 - $5,514,113 vs. 1999
- $4,774,250) while purchase discounts for 2000 increased $309,173 or 9.8% (2000
- $3,465,505 vs. 1999 - $3,156,332).

     Payroll Costs. With unemployment at a three-decade low, the U.S. labor market in 2000 was very tight. The increase in 2000 payroll costs resulted primarily from salary increases needed to attract or retain high-quality employees, as well as an increase in overtime payroll costs of 21.3% due to the addition of a significant number of new Member-Dealers and the addition of new and expanded delivery routes. As a result, payroll costs during 2000 increased $682,045, an 8.7% increase over 1999 levels, compared to a more modest increase of $352,553 (4.7%) during 1999 over 1998 levels. Despite the higher increase in payroll costs, when compared to the increases in net sales (6.4% in 2000 and 8.3% in 1999), payroll costs as a percentage of each of total expenses and net sales remained fairly constant at approximately 5.1%, 5.0% and 5.1% for 2000, 1999 and 1998, respectively. The continuing stability in payroll costs, especially considering the sustained pressure on wages, has been a result of an ongoing effort to maintain employee productivity.

     Other Operating Costs. In 2000, other operating costs increased $1,334,570 (13.1%) over 1999 levels, while in 1999, these costs increased only $242,332 (2.4%) over 1998 levels. Other operating costs were 6.7% of total expenses in 2000, as compared to 6.4% in 1999 and 6.7% in 1998. In 2000, other operating costs increased at approximately twice the rate of the percentage growth in both net sales and total expenses.

     More than 71.1% of 2000's increase in other operating costs resulted from increases in delivery expenses. Delivery expenses increased from $3,816,990 in 1999 to $4,765,491 for the same period in 2000, an increase of $948,501 (24.8%)
over 1999 levels. In particular, increases in gasoline prices, additions of new and expanded delivery routes and increases in the number of Member-Dealer locations, particularly in the Company's more remote sales territories such as West Texas and Eastern New Mexico, have resulted in a 57.0% increase in fuel costs in 2000 as compared to 1999 and a 21.1% increase in rental truck expenses due to increased delivery demand in 2000. Further, due to the shortage of qualified truck drivers, contract delivery expenses have increased significantly over 1999 levels, increasing more than twofold during 2000, and contract labor expenses have increased 68.0%. We expect delivery expenses to continue to increase as we expand our selling territories and add Member-Dealer locations, offset to some extent by an increase in sales in these territories.

NET EARNINGS

     While net sales for 2000 increased $10,041,797 (6.4%) over net sales in 1999, net material costs for 2000 increased only $8,725,849 (6.2%) from levels in 1999, causing gross margin for 2000 to increase by $1,315,948 (8.1%). This substantial increase in gross margin, however, was offset by an increase in payroll costs of $682,045 (8.7%) and a significant increase in other operating costs of $1,334,570 (13.1%). Thus pretax net earnings decreased 28.5%, from $1,543,855 for 1999 to $1,103,351 in 2000, while after-tax net earnings decreased by 28.9%.

     Net earnings per share for 2000 decreased 74.4% as compared to 1999 due to a significant decrease in total comprehensive earnings from the 1999 level and an increase in dividends accrued in 2000 over 1999 levels. Dividends accrued reduced total comprehensive earnings by 83.1% in 2000 compared to a 55.9% reduction in 1999, resulting in lower net earnings applicable to common stockholders for 2000 ($118,924) when compared to 1999 ($437,674).

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

FINANCIAL CONDITION AND LIQUIDITY

     In 2000, Handy Hardware maintained its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software and delivery equipment to better meet the needs of its Member-Dealers. Net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the state of the regional economy in the Company's selling territories, (ii) payment terms the Company offers to its Member-Dealers, (iii) payment terms available to the Company from its suppliers, and (iv) the timing of promotional activities such as the Company's fall trade show.

     During 2000 there was an increase of $48,039 in the Company's cash and cash equivalents. The Company generated cash flow from operating activities of $3,112,053 compared to $1,928,910 of cash from operations during 1999 and $858,114 in 1998. The substantial increase in cash flow in 2000 was principally attributable to variances in accounts payable and accounts receivable, which were offset by the negative effect on cash flow caused by a decrease in total comprehensive earnings and accrued expenses payable and an increase in inventory. Net cash provided by financing activities was $551,965 in 2000 and $443,170 in 1999, as compared to $253,248 in 1998. This difference was principally attributable to an increase in the proceeds from issuance of stock and a decline in the purchase of treasury stock.

     Accounts payable more than doubled over 1999 levels, increasing $1,963,384 during 2000. This significant increase is primarily attributable to the extended dating terms for payment offered to the Company by suppliers.

     Accounts receivable decreased in 2000 by $780,104 as compared to an increase of $295,837 in 1999, a net variance of $1,075,941. The decline in the levels of accounts receivable during the last year is attributable to a weaker economy which resulted in Member-Dealers being more cautious in their purchasing at the end of the year.

     As of December 31, 2000, total comprehensive earnings were $704,849, 28.9 % less than total comprehensive earnings in 1999. The 28.9% decrease in total comprehensive earnings was mainly attributable to a 13.1% increase in operating expenses during 2000, largely due to significantly increased delivery expenses.

     Accrued expenses payable decreased by $711,940 in 2000 as compared to an increase of $244,757 in the same 1999 period, a net variance of $956,697, mainly attributable to a timing difference in the receipt of expenses for the warehouse expansion project and other expenses, as well as a decline in 2000 of the accrual for the employee profit sharing plan.

     The increase in inventory of $819,972 in 2000 was significantly lower than the increase in 1999 of $1,041,067 due to the shrinking availability of warehouse space during 2000 as the Company awaits completion of its new 241,000 square foot warehouse addition. The Company ended 2000 with approximately 36,980 stockkeeping units.

     The Company's continuing ability to generate cash to fund its activities is highlighted by the relative constancy of three key liquidity measures -- working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:



                                                                         DECEMBER 31,
                                                ---------------------------------------------------------------
                                                   2000                     1999                       1998
                                                   ----                     ----                       ----
Working Capital                                 $9,152,750               $10,277,412                $10,147,526
Current Ratio                                   1.50 to 1                 1.61 to 1                  1.64 to 1
Debt as Percentage of Capitalization               8.0%                     8.5%                       6.8%

     In 2001, the Company expects to further expand its existing customer base in Arkansas, Oklahoma, West Texas and New Mexico. The Company will finance this expansion with anticipated increased revenues from sales to the new Member-Dealers in these territories, and with receipts from sales of stock to new and current Member-Dealers. The Company expects that expansion in these selling territories will have a beneficial effect on its ability to generate cash to meet its funding needs.

CAPITAL RESOURCES

     Over the past five years the Company's investments in plant and equipment have amounted to more than $8.4 million, and have provided the Company with the capacity for growth to meet the increasing demand for merchandise and expanded services. Management intends to continue to invest prudently at levels commensurate with the anticipated market expansion and needs of current Member-Dealers.

     During 2000, the Company invested $3,552,032 in plant and equipment, with $2,112,416 used for the Company's warehouse expansion project, including capital improvements such as a parking lot and retention pond ($692,571). The remainder was used to upgrade the Company's computer system and purchase order entry terminals ($179,274), to purchase office furniture and equipment ($105,917), to upgrade the Company's auto fleet ($130,330), to purchase warehouse equipment ($183,151) and to purchase six trailers ($148,373).

     In January, 1999 the Company purchased 29.96 acres of land located across the street from the current warehouse facility for $1,174,774. The land has been used to relocate the Company's retention pond, provide additional parking facilities and allow for future expansion of the current warehouse facility. The purchase was funded by drawing down on the Company's Chase Bank line of credit, which has since been entirely repaid from cash flow. As of February 28, 2001, the total capital expenditures for the Company's expansion project were $5,993,727, 31.1% of which was spent in 1999 primarily for the purchase of the land, and 46.4% of which was spent in 2000 for preparation of the land and initial construction costs. The entire amount periodically drawn on the Company's Chase Bank line of credit to fund the expansion project was repaid by the Company during each of 1999 and 2000 from its cash flow.

     In April 2000 the Company's unsecured revolving line of credit with Chase Bank of Texas was increased to $10,000,000 and was extended to mature in April 2002. This line is used from time to time for brief periods for working capital and other financing needs of the Company. The average daily outstanding balance under this line during 2000 was $174,266. At December 31, 2000 there was no outstanding balance on this line of credit.

     In March 1999, Deutsche Financial Services extended to the Company a $5,000,000 credit facility as an inventory financing source. There was no borrowing under this agreement during 1999 or 2000. In 2000, the Company discontinued this financing relationship.

     The Company has budgeted approximately $4,407,000 for year 2001 capital expenditures. Of this amount, $4,236,900 will be used to expand and upgrade the Company's current warehouse facility. It is likely that the expense of this project will be funded through third-party financing, including the Company's existing credit sources. Of the remaining capital expenditures, the Company has budgeted approximately $60,000 to improve the Company's fleet of automobiles, $80,000 to upgrade the Company's computer equipment and approximately $30,000 to upgrade office furniture and equipment.

     The Company's cash position of $1,221,788 at December 31, 2000 is anticipated to be sufficient to fund the budgeted year 2001 capital expenditures, except for the warehouse expansion project for which the Company will utilize some third party financing, including the Company's existing credit sources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         HANDY HARDWARE WHOLESALE, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Handy Hardware Wholesale, Inc.
Houston, Texas


We have audited the accompanying balance sheets of Handy Hardware Wholesale, Inc., as of December 31, 2000 and 1999, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



                                       /s/ Clyde D. Thomas & Company, P.C.
                                       ---------------------------------------
                                       CLYDE D. THOMAS & COMPANY, P. C.
                                       Certified Public Accountants

February 23, 2001
Pasadena, Texas

                         HANDY HARDWARE WHOLESALE, INC.

                                 BALANCE SHEETS
                                 --------------

                                                                                                            DECEMBER 31,
                                                                                               ----------------------------------
                                                                                                    2000                  1999
                                                                                                    ----                  ----
                                        ASSETS
                                        ------
CURRENT ASSETS
--------------
   Cash                                                                                        $  1,221,788          $  1,173,749
   Accounts receivable - trade, net of subscriptions receivable and
    allowance for doubtful accounts                                                               9,851,178            10,631,282
   Inventory                                                                                     15,967,049            15,147,077
   Note receivable                                                                                    6,904                12,748
   Prepaid expenses                                                                                 172,387               181,809
   Prepaid income tax                                                                                70,782               100,335
                                                                                               ------------          ------------
     Total Current Assets                                                                      $ 27,290,088          $ 27,247,000
                                                                                               ------------          ------------
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   At cost, less accumulated depreciation of
      $5,549,306 (2000) and $5,162,434 (1999)                                                  $ 13,204,168          $ 10,756,483
                                                                                               ------------          ------------

OTHER ASSETS
------------
   Notes receivable                                                                            $    310,910          $    232,710
   Deferred compensation funded                                                                     426,712               429,688
   Prepaid expenses                                                                                  15,840                15,149
                                                                                               ------------          ------------
                                                                                               $    753,462          $    677,547
                                                                                               ------------          ------------
          TOTAL ASSETS                                                                         $ 41,247,718          $ 38,681,030
          ------------                                                                         ------------          ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES
-------------------
   Notes payable - stock - current portion                                                     $     57,000          $    107,200
   Notes payable - capital leases                                                                     7,889                41,383
   Accounts payable - trade                                                                      17,415,001            15,679,858
   Accrued expenses payable                                                                         657,448             1,141,147
                                                                                               ------------           -----------
     Total Current Liabilities                                                                 $ 18,137,338          $ 16,969,588
                                                                                               ------------          ------------
NONCURRENT LIABILITIES
----------------------
   Notes payable - stock - noncurrent portion                                                  $    756,560          $    787,280
   Notes payable - capital leases                                                                    17,591                25,480
   Notes payable - vendor consignment merchandise                                                   309,975               224,872
   Deferred compensation payable                                                                    426,712               429,688
   Deferred income taxes payable                                                                    205,578               229,275
                                                                                               ------------          ------------
                                                                                               $  1,716,416          $  1,696,595
                                                                                               ------------          ------------
           Total Liabilities                                                                   $ 19,853,754          $ 18,666,183
                                                                                               ------------          ------------

                         HANDY HARDWARE WHOLESALE, INC.

                                 BALANCE SHEETS
                                 --------------

                                                                                                       DECEMBER 31,
                                                                                             ------------------------------------
                                                                                                     2000                  1999
                                                                                                     ----                  ----
STOCKHOLDERS' EQUITY
--------------------
     Common stock, Class A, authorized 20,000 shares, $100
        par value per share, issued 10,020 and 9,190 shares                                  $    1,002,000        $      919,000
     Common stock, Class B, authorized 100,000 shares, $100
        par value per share, issued 64,053 and 58,768 shares                                      6,405,300             5,876,800
     Common stock, Class B subscribed, 4,804.89 and
        4,498.24 shares                                                                             480,489               449,824
            Less subscriptions receivable for Class B Common stock                                  (25,475)              (27,242)
     Preferred stock,  7% cumulative,  authorized  100,000 shares
        $100 par value per share, issued 66,826 and 61,386.5 shares                               6,682,600             6,138,650
     Preferred stock subscribed, 4,804.89 and 4,498.24 shares                                       480,489               449,824
            Less subscriptions receivable for Preferred stock                                       (25,475)              (27,242)
     Paid in surplus                                                                                403,489               363,610
                                                                                             --------------        --------------
                                                                                             $   15,403,417        $   14,143,224
                                                                                             --------------        --------------

     Retained earnings exclusive of other comprehensive earnings                             $    5,929,180        $    5,765,441
     Retained earnings applicable to other comprehensive earnings                                    61,367               106,182
                                                                                             --------------        --------------
          Total retained earnings                                                            $    5,990,547        $    5,871,623
                                                                                             --------------        --------------

               Total Stockholders' Equity                                                    $   21,393,964        $   20,014,847
                                                                                             --------------        --------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   41,247,718        $   38,681,030
                     ------------------------------------------                              ==============        ==============















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                         HANDY HARDWARE WHOLESALE, INC.

                             STATEMENTS OF EARNINGS
                             ----------------------

                                                                                          YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------------------
                                                                            2000                   1999                  1998
                                                                            ----                   ----                  ----
REVENUE
-------
     Net sales                                                          $ 168,108,099          $158,066,302          $146,009,972
     Sundry income                                                          3,718,596             3,309,286             3,352,482
                                                                        -------------          ------------         -------------
          Total Revenue                                                 $ 171,826,695          $161,375,588          $149,362,454
                                                                        -------------          ------------         -------------

EXPENSES
--------
     Net material costs                                                 $ 150,557,247          $141,831,398          $130,554,986
     Payroll costs                                                          8,500,631             7,818,586             7,466,033
     Other operating costs                                                 11,510,385            10,175,815             9,933,483
     Interest expense                                                          87,179                68,234                45,273
                                                                        -------------          ------------          ------------
          Total Expenses                                                $ 170,655,442          $159,894,033          $147,999,775
                                                                        -------------          ------------          ------------

EARNINGS BEFORE PROVISION FOR FEDERAL
    INCOME TAX                                                          $   1,171,253          $  1,481,555          $  1,362,679
-------------------------------------

PROVISION FOR FEDERAL INCOME TAX                                              421,589               530,653               485,530
--------------------------------                                        -------------          ------------          ------------

NET EARNINGS                                                            $     749,664               950,902          $    877,149
------------                                                            -------------          ------------          ------------

OTHER COMPREHENSIVE EARNINGS
----------------------------
     Unrealized gain (loss) on securities                               $     (67,902)         $     62,300          $     24,758
     Provision for federal income tax                                         (23,087)               21,182                 8,418
                                                                        -------------          ------------          ------------
          Other comprehensive earnings (loss) net of tax                $     (44,815)         $     41,118          $     16,340
                                                                        -------------          ------------          ------------

TOTAL COMPREHENSIVE EARNINGS                                            $     704,849          $    992,020          $    893,489
----------------------------

LESS DIVIDENDS ON PREFERRED STOCK                                             585,925               554,346               682,368
---------------------------------                                       -------------          ------------          ------------

NET EARNINGS APPLICABLE
  TO COMMON STOCKHOLDERS                                                $     118,924          $    437,674          $    211,121
------------------------                                                =============          ============          ============

NET EARNINGS PER SHARE OF COMMON STOCK
   CLASS A & CLASS B                                                    $        1.60          $       6.24          $       3.16
--------------------------------------                                  =============          ============          ============












See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                         HANDY HARDWARE WHOLESALE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------

                                                                                            YEAR ENDED DECEMBER 31
                                                                         ----------------------------------------------------------
                                                                              2000                   1999                   1998
                                                                              ----                   ----                   ----
COMMON STOCK, CLASS A $100 PAR VALUE
------------------------------------
   Balance at January 1,                                                 $    919,000           $    893,000           $    868,000
   Stock issued (year 2000 - 1,270 shares)                                    127,000                 79,000                 83,000
   Stock canceled (year 2000 - 440 shares)                                    (44,000)               (53,000)               (58,000)
                                                                         ------------           ------------           ------------
   Balance at December 31,                                               $  1,002,000           $    919,000           $    893,000
                                                                         ------------           ------------           ------------
COMMON STOCK, CLASS B, $100 PAR VALUE
-------------------------------------
   Balance at January 1,                                                 $  5,876,800           $  5,566,700           $  5,251,300
   Stock issued (year 2000 - 7,592 shares)                                    759,200                702,900                659,000
   Stock canceled (year 2000 - 2,307 shares)                                 (230,700)              (392,800)              (343,600)
                                                                          -----------            -----------            -----------
   Balance at December 31,                                               $  6,405,300           $  5,876,800           $  5,566,700
                                                                         ------------           ------------           ------------

COMMON STOCK, CLASS B, SUBSCRIBED
---------------------------------
   Balance at January 1,                                                 $    449,824           $    430,998           $    436,135
   Stock subscribed                                                           778,265                687,326                658,663
   Transferred to stock                                                      (747,600)              (668,500)              (663,800)
                                                                         ------------           ------------           ------------
   Balance at December 31,                                               $    480,489           $    449,824           $    430,998
   Less subscription receivable                                               (25,475)               (27,242)               (25,867)
                                                                         -------------          ------------           ------------
        Total                                                            $    455,014           $    422,582           $    405,131
                                                                          -----------           ------------           ------------

PREFERRED STOCK, 7% CUMULATIVE $100 PAR VALUE
---------------------------------------------
   Balance at January 1,                                                 $  6,138,650           $  5,824,650           $ 5,500,175
   Stock issued (year 2000 - 7,922 shares)                                    792,200                728,925               691,000
   Stock canceled (year 2000 - 2,485.5 shares)                               (248,250)              (414,925)             (366,525)
                                                                         ------------           ------------           -----------
   Balance at December 31,                                               $  6,682,600           $  6,138,650           $ 5,824,650
                                                                         ------------           ------------           -----------

PREFERRED STOCK, 7% CUMULATIVE SUBSCRIBED
-----------------------------------------
   Balance at January 1,                                                 $    449,824           $    430,998           $    436,135
   Stock subscribed                                                           778,265                687,326                658,663
   Transferred to stock                                                      (747,600)              (668,500)              (663,800)
                                                                         ------------           ------------           ------------
   Balance at December 31,                                               $    480,489           $    449,824           $    430,998
   Less subscription receivable                                               (25,475)               (27,242)               (25,868)
                                                                         ------------           ------------           ------------
        Total                                                            $    455,014           $    422,582           $    405,130
                                                                         ------------           ------------           ------------

PAID IN CAPITAL SURPLUS
-----------------------
   Balance at January 1,                                                 $    363,610           $    339,238           $    314,731
   Additions                                                                   39,879                 24,372                 24,507
                                                                         ------------           ------------           ------------
   Balance at December 31,                                               $    403,489           $    363,610           $    339,238
                                                                         ------------           ------------           ------------

TREASURY STOCK, AT COST
   COMMON STOCK, CLASS A, AT COST
---------------------------------
   Balance at January 1,                                                 $          -           $          -           $          -
   Stock reacquired                                                           (44,000)               (53,000)               (58,000)
   Stock canceled                                                              44,000                 53,000                 58,000
   Stock issued                                                                     -                      -                      -
                                                                         ------------           ------------           ------------
   Balance at December 31,                                               $          -           $          -           $          -
                                                                         ------------           ------------           ------------

                         HANDY HARDWARE WHOLESALE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------
                                     PAGE 2

                                                                                            YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------------------
                                                                              2000                   1999                   1998
                                                                              ----                   ----                   ----

   COMMON STOCK, CLASS B, AT COST
   ------------------------------
   Balance at January 1,                                                 $          -           $          -           $          -
   Stock reacquired                                                          (230,700)              (392,800)              (343,600)
   Stock canceled                                                             230,700                392,800                343,600
   Stock issued                                                                     -                      -                      -
                                                                         ------------           ------------           ------------
   Balance at December 31,                                               $          -           $          -           $          -
                                                                         ------------           ------------           ------------

   PREFERRED STOCK, 7% CUMULATIVE AT COST
   --------------------------------------
   Balance at January 1,                                                 $          -           $          -           $          -
   Stock reacquired                                                           (248,250)             (414,925)              (366,525)
   Stock canceled                                                              248,250               414,925                366,525
   Stock issued                                                                      -                     -                      -
                                                                         -------------          ------------           ------------
   Balance at December 31,                                               $           -          $          -           $          -
                                                                         -------------          ------------           ------------

        TOTAL TREASURY STOCK                                             $           -          $          -           $          -
        --------------------                                             -------------          ------------           ------------

RETAINED EARNINGS
-----------------
   Balance at January 1                                                   $  5,871,623          $  5,433,949           $  5,222,828
   Add:  Net earnings year ending December 31                                  749,664               950,902                877,149
            Other comprehensive earnings (loss)                                (44,815)               41,118                 16,340
   Deduct:  Cash dividends on Preferred Stock                                  585,925               554,346                682,368
                                                                          ------------          ------------           ------------
   Balance at December 31,                                                $  5,990,547          $  5,871,623           $  5,433,949
                                                                          ------------          ------------           ------------

TOTAL STOCKHOLDERS' EQUITY                                                $ 21,393,964          $ 20,014,847           $ 18,867,798
--------------------------                                                ============          ============           ============

















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                         HANDY HARDWARE WHOLESALE, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                              YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                        2000             1999           1998
                                                                        ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Total Comprehensive Earnings                                   $    704,849    $    992,020    $    893,489
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
          Depreciation                                               1,104,347       1,034,733       1,005,576
          Deferred income tax                                          (23,697)        (18,758)        (16,803)
          (Gain) Loss on sale of property, plant, and equipment           (979)         (1,232)        (10,986)
          Unrealized gain (increase) decrease in fair market
          value of securities                                           67,902         (62,300)        (24,758)
   Changes in assets and liabilities:
      (Increase) Decrease in accounts receivable                       780,104        (295,837)       (303,400)
      (Increase) Decrease in notes receivable                          (72,356)       (104,922)        (14,629)
      (Increase) Decrease in inventory                                (819,972)     (1,041,067)       (710,063)
      (Increase) Decrease in prepaid expenses                           38,284         203,872        (165,289)
      Increase (Decrease) in note payable for vendor
          consignment merchandise                                       85,103         110,165          (2,489)
      Increase (Decrease) in accounts payable                        1,963,384         766,875         362,826
      Increase (Decrease) in accrued expenses payable                 (711,940)        244,757        (154,290)
      Increase (Decrease) in current income tax payable                      -               -         (45,253)
      Increase (Decrease) in deferred
         compensation payable                                           (2,976)        100,604          44,183
                                                                  ------------    ------------    ------------
           Net Cash Provided by (Used for) Operating Activities      3,112,053       1,928,910         858,114
                                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital expenditures for property, plant, and equipment        $ (3,552,032)   $ (2,284,387)   $ (1,113,643)
   Investment in deferred compensation funded                           (9,650)         (9,650)         (9,650)
   Sale of property, plant and equipment                                   979          11,238          10,986
   Reinvested dividends, interest, and capital gains                   (55,276)        (28,654)         (9,775)
                                                                  ------------    ------------    ------------
          Net Cash Provided by (Used for ) Investing Activities     (3,615,979)     (2,311,453)     (1,122,082)
                                                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Note Payable - line of credit borrowing                        $ 22,306,000    $ 15,937,543    $  4,320,000
   Note Payable - line of credit payments                          (22,306,000)    (15,937,543)     (4,320,000)
   Increase (Decrease) in notes payable - lease                        (41,383)        (58,309)        (52,488)
   Increase (Decrease) in notes payable - stock                        (80,920)        346,450         317,280
   (Increase) Decrease in subscription receivable                        3,534          (2,749)         (8,284)
   Proceeds from issuance of stock                                   1,779,609       1,572,849       1,447,233
   Purchase of treasury stock                                         (522,950)       (860,725)       (768,125)
   Dividends paid                                                     (585,925)       (554,346)       (682,368)
                                                                  ------------    ------------    ------------
          Net Cash Provided by (Used for) Financing Activities    $    551,965    $    443,170    $    253,248
                                                                  ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              $     48,039    $     60,627    $    (10,720)
----------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       1,173,749       1,113,122       1,123,842
----------------------------------------------                    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  1,221,788    $  1,173,749    $  1,113,122
----------------------------------------                          ============    ============    ============

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
   Interest expense paid                                          $     87,179    $     68,234    $     45,273
   Income tax payments                                                 392,646         565,043         616,635

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------

NOTE 1 - ACCOUNTING POLICIES
----------------------------

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

     The Company wholesales hardware to its dealers in Texas, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Florida, Colorado, New Mexico, Mexico, and Central America.

     Cash
     ----
     For purposes of the statement of cash flows, Handy Hardware Wholesale, Inc., the Company, considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company maintains a checking account which, at times, exceeds the FDIC coverage of $100,000 normally extended to such accounts. At December 31, 2000, the balance of this account amounted to $1,203,357.

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

     Property, Plant, and Equipment
     ------------------------------
     Property,  plant,  and  equipment  are  carried  at cost.  Depreciation  of
     property  accounts  for  financial  statement   presentation  is  based  on
     estimated useful lives and methods as follows:

                                                                              Life               Method of
                              Asset                                         in Years            Depreciation
               -------------------------------------------                  --------            ------------
               Building                                                      30-39             Straight Line
               Furniture and warehouse equipment including
                    computer and data processing equipment                    3-7              Straight Line/MACRS
               Transportation equipment                                       3-5              Straight Line

     Property, plant and equipment consists of:

                                                           December 31,
                                                     --------------------------
                                                         2000           1999
                                                         ----           ----

           Land                                       $ 3,207,866   $ 3,202,572
           Buildings & improvements                    11,342,194     8,549,156
           Furniture, computer, warehouse equipment     3,642,310     3,740,954
           Transportation equipment                       561,104       426,235
                                                      -----------   -----------
                                                      $18,753,474   $15,918,917
           Less:  Accumulated depreciation              5,549,306     5,162,434
                                                      -----------   -----------
                                                      $13,204,168   $10,756,483
                                                      ===========   ===========

       Depreciation expense for the year ended December 31, 2000, amounted to $1,104,347 compared with $1,034,733 for the year ended December 31, 1999.

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
----------------------------------------

Changes in property, plant, and equipment for the year ended December 31, 2000, are shown in the following schedule:


                                            Balance         Additions                              Other            Balance
                                           1-1-2000          At Cost         Requirements         Changes          12-31-2000
                                           --------         --------         ------------         -------          ----------
  Land                                    $ 3,202,572       $    5,294        $         -        $      -         $ 3,207,866

Construction in Progress-
    warehouse expansion                             -        2,107,122                  -               -           2,107,122
Buildings and improvements                  8,549,156          692,571              6,655               -           9,235,072
Furniture, computers and
   warehouse equipment                      3,740,954          468,342            566,986               -           3,642,310
Transportation equipment                      426,235          278,703            143,834               -             561,104
                                          -----------       ----------        -----------        --------         -----------
                                          $15,918,917       $3,552,032        $   717,475        $      -         $18,753,474
                                          ===========       ==========        ===========        ========         ===========



Changes in property, plant, and equipment for the year ended December 31, 1999, are shown in the following schedule:

                                            Balance         Additions                              Other            Balance
                                           1-1-1999          At Cost         Requirements         Changes          12-31-1999
                                           --------         --------         ------------         -------          ----------

  Land                                    $ 2,027,797       $1,174,775        $       -          $      -         $ 3,202,572
  Buildings and improvements                7,859,100          690,056                -                 -           8,549,156
  Furniture, computers and
     warehouse equipment                    3,721,832          348,494          329,372                 -           3,740,954
  Transportation equipment                    425,272           71,063           70,100                 -             426,235
                                          -----------       ----------        ---------          --------         -----------
                                          $14,034,001       $2,284,388        $ 399,472          $      -         $15,918,917
                                          ===========       ==========        =========          ========         ===========

Changes in property, plant, and equipment for the year ended December 31, 1998, are shown in the following schedule:

                                            Balance         Additions                              Other            Balance
                                           1-1-1998          At Cost         Requirements         Changes          12-31-1998
                                           --------         --------         ------------         -------          ----------

  Land                                    $ 2,027,797       $        -        $       -          $      -         $ 2,027,797
  Buildings and improvements                7,752,216          106,884                -                 -           7,859,100
  Furniture, computers and
     warehouse equipment                    3,341,692          908,343          528,203                 -           3,721,832
  Transportation equipment                    435,990           98,416          109,134                 -             425,272
                                          -----------       ----------        ---------          --------         -----------
                                          $13,557,695       $1,113,643        $ 637,337          $      -         $14,034,001
                                          ===========       ==========        =========          ========         ===========

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
----------------------------------------

Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 2000, are shown in the following schedule:

                                            Balance         Additions                              Other            Balance
                                           1-1-2000          At Cost         Requirements         Changes          12-31-2000
                                           --------         --------         ------------         -------          ----------

  Land                                    $         -       $        -        $       -          $      -         $         -
  Buildings and improvements                2,357,085          404,808            6,655                 -           2,755,238
  Furniture, computers and
     warehouse equipment                    2,496,183          579,484          566,986                 -           2,508,861
  Transportation equipment                    309,166          120,055          143,834                 -             285,387
                                          -----------       ----------        ---------          --------         -----------
                                          $ 5,162,434       $1,104,347        $ 717,475          $      -         $ 5,549,306
                                          ===========       ==========        =========          ========         ===========



Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 1999, are shown in the following schedule:

                                            Balance         Additions                              Other            Balance
                                           1-1-1999          At Cost         Requirements         Changes          12-31-1999
                                           --------         --------         ------------         -------          ----------

  Land                                    $         -       $        -        $       -          $      -         $         -
  Buildings and improvements                2,093,539          263,546                -                 -           2,357,085
  Furniture, computers and
     warehouse equipment                    2,154,561          670,994          329,372                 -           2,496,183
  Transportation equipment                    269,066          100,193           60,093                 -             309,166
                                          -----------       ----------        ---------          --------         -----------
                                          $ 4,517,166       $1,034,733        $ 389,465          $      -         $ 5,162,434
                                          ===========       ==========        =========          ========         ===========

Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 1998, are shown in the following schedule:

                                            Balance         Additions                              Other            Balance
                                           1-1-1998          At Cost         Requirements         Changes          12-31-1998
                                           --------         --------         ------------         -------          ----------

  Land                                    $         -       $        -        $       -          $      -         $         -
  Buildings and improvements                1,836,818          256,721                -                 -           2,093,539
  Furniture, computers and
     warehouse equipment                    2,041,174          641,590          528,203                 -           2,154,561
  Transportation equipment                    270,935          107,265          109,134                 -             269,066
                                          -----------       ----------        ---------          --------         -----------
                                          $ 4,148,927       $1,005,576        $ 637,337          $      -         $ 4,517,166
                                          ===========       ==========        =========          ========         ===========

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
----------------------------------------

   Income Taxes
   ------------

          Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement and federal tax reporting arising from the following:

1. Depreciation for federal income tax purposes is computed under the Straight Line Method for assets acquired by December 31, 1986 and the Modified Accelerated Cost Recovery System for assets acquired after December 31, 1986. For financial statement purposes the Straight Line Method and Modified Accelerated Cost Recovery System are being used. The following chart indicates the difference in the depreciation calculations:

                                               Annual Tax            Tax Depreciation
                                           Depreciation Over         (Over) Under Book      Total Accumulation
                                              (Under) Book           Depreciation for         Tax Over Book
                       Year                    Depreciation            Deleted Assets          Depreciation
                       ----                    ------------            --------------          ------------

                     12-31-98                     (21,873)                 (5,322)                 1,270,884
                     12-31-99                     (22,129)                  8,918                  1,257,673
                     12-31-00                      41,414                    (197)                 1,298,890


2.        Deferred compensation is accrued as follows:

                     Balance, December 31, 1999                                       $    429,688
                     Decrease for year ended December 31, 2000                              (2,976)
                                                                                      ------------
                     Balance, December 31, 2000                                       $    426,712
                                                                                      ============

          The deferred compensation has not been deducted for income tax purposes.


3. Internal Revenue Code Section 263A requires certain costs to be capitalized for inventory purposes. The following schedule shows the amount reported on the tax return.

                                                                             December 31,
                                                               --------------------------------------
                                                                      2000                  1999
                                                               ---------------        ---------------

                     Book inventory                                 $15,967,049          $15,147,077
                     Adjustment for 263A uniform
                         capitalization costs                           320,046              296,130
                                                                   ------------         ------------
                     Inventory for tax return                       $16,287,095          $15,443,207
                                                                    ===========          ===========

       The Company accounts for any tax credits as a reduction of income tax expense in the year in which such credits arise.

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
----------------------------------------

     Earnings Per Share of Common Stock
     ----------------------------------

     Earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to stock issued, stock subscribed, dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                                    Year ended December 31,
                                                                  ---------------------------------------------------
                                                                     2000                1999                 1998
                                                                  ----------          -----------         -----------

           Total Comprehensive Earnings                           $   704,849         $   992,020         $   893,489
           Less:  Dividends on preferred stock                        585,925             554,346             682,368
                                                                  -----------         -----------         -----------
                                                                  $   118,924         $   437,674         $   211,121
           Weighted average shares of common stock (Class A
           and Class B outstanding)                                    74,492              70,101              66,763

           Net earnings (Loss) per share of
                common stock                                      $      1.60         $      6.24         $      3.16

     Preferred Stock Dividends
     -------------------------

     Cash dividends paid on the Company's outstanding preferred stock (par value $100 per share) were 10% for 2000, 10% for 1999, and 10% for 1998, pro-rated for the portion of a twelve-month period (ending January 31) during which the preferred stock was held. The weighted average number of preferred shares outstanding during each 12 month period was used to calculate the per share cash dividends on preferred stock as reflected below. Cash dividends have never been paid and are not anticipated to be paid in the future on either class of the Company's outstanding common stock.

                                             SCHEDULE OF PREFERRED STOCK DIVIDENDS

                            During the
                            Year Ended                  Weighted Average
                            December 31                Shares Outstanding                Per Share
                            -----------                ------------------                ---------

                               2000                          67,602                        $  8.67
                               1999                          63,662                           8.71
                               1998                          60,531                          11.27

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

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------

     Reclassification of Reimbursements for Expenses
     -----------------------------------------------

     For the year ended December 31, 2000, the Company determined a preferable method of recording reimbursements for expenses would be to record the amounts received as sundry income and to report the other operating costs without reduction for reimbursements. The change was made for business planning purposes and has no effect on net earnings.

     The following schedule shows the changes.

                                                                       Year ended December 31,
                                                          ----------------------------------------------------
                                                               2000                1999                1998
                                                               ----                ----                ----
                   Sundry Income
                        Before change                     $  1,138,257       $     971,392       $     915,430
                        Restated                             3,718,596           3,309,286           3,352,482
                                                          ------------       -------------       -------------
                            Difference                    $  2,580,339       $   2,337,894       $   2,437,052
                                                          ============       =============       =============
                   Other Operating Costs
                        Before change                     $  8,930,046       $   7,837,921       $   7,496,431
                        Restated                            11,510,385          10,175,815           9,933,483
                                                          ------------       -------------       -------------
                            Difference                    $  2,580,339       $   2,337,894       $   2,437,052
                                                          ============       =============       =============


NOTE 2 - NOTES RECEIVABLE
-------------------------

     Notes receivable reflect amounts due to the Company from its Member-Dealers under deferred payment agreements and installment sales agreements, as well as amounts due from former Member-Dealers for inventory purchases.

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

     Notes receivable are classified as follows:

                                                                     December 31,
                                                           --------------------------------
                                                              2000                  1999
                                                           -----------           ----------

                         Current                           $     6,904           $   12,748
                         Nonncurrent                           310,910              232,710
                                                              --------             --------
                         Total                             $   317,814           $  245,458
                                                           ===========           ==========

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------

NOTE 3 - NOTES PAYABLE - STOCK
------------------------------

     The five year, interest bearing notes payable - stock reflect amounts due from the Company to former Member-Dealers for the Company's repurchase of shares of Company stock owned by these former Member-Dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates on outstanding notes currently range from 5.25% to 7.0%.

     Notes payable - stock are classified as follows:

                                                               December 31,
                                                      ------------------------------
                                                         2000                 1999
                                                      ----------           ---------
                         Current                      $   57,000           $ 107,200
                         Noncurrent                      756,560             787,280
                                                        --------            --------
                         Total                        $  813,560           $ 894,480
                                                      ==========           =========

     Principal payments applicable to the next five years are as follows:

                         2001                        $    57,000
                         2002                             32,800
                         2003                            324,280
                         2004                            358,200
                         2005                             41,280
                                                     -----------
                                                     $   813,560
                                                     ===========

NOTE 4- INCOME TAXES
--------------------

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method.

     The major categories of deferred income tax provisions are as follows (based on FASB 109):

                                                                                           Year ended December 31,
                                                                            -------------------------------------------------
                                                                               2000               1999               1998
                                                                            ----------         ----------          ----------
       Excess of tax over book depreciation                                 $1,298,890         $1,257,673          $1,270,884
       Allowance for doubtful accounts                                         (29,749)            (7,195)             (7,195)
       Inventory - ending inventory adjustment
         for tax recognition of sec. 263A
              uniform capitalization costs                                    (320,046)          (296,130)           (292,008)
       Deferred compensation                                                  (344,453)          (280,010)           (242,173)
                                                                            -----------        -----------         -----------
                  Total                                                     $  604,642         $  674,337          $  729,508
                  Statutory tax rate                                                34%                34%                 34%
                                                                            ----------         ----------          ----------
       Cumulative deferred income tax payable                               $  205,578         $  229,275          $  248,033
                                                                            ==========         ==========          ==========
       Classified as:
              Current liability                                             $        -         $        -          $        -
              Noncurrent liability                                             205,578            229,275             248,033
                                                                            ----------         ----------          ----------
                                                                            $  205,578         $  229,275          $  248,033
                                                                            ==========         ==========          ==========

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------

NOTE 4- INCOME TAXES (CONTINUED)
--------------------------------

     Reconciliation of income taxes on difference between tax and financial accounting:

                                                                      Year ended December 31,
                                                               ------------------------------------
                                                                  2000         1999         1998
                                                               ----------    ---------    ---------

     Principal components of income tax expense Federal:
        Current
   Income tax paid                                              $ 392,646    $ 565,043    $ 616,635
   Carryover of prepayment from prior year                        100,335      105,884            -
   Current income tax payable                                           -            -            -
                                                                ---------    ---------    ---------
                                                                $ 492,981    $ 670,927    $ 616,635
   Carryover to subsequent year                                   (70,783)    (100,335)    (105,883)
                                                                ---------    ---------    ---------
   Income tax for tax reporting at statutory rate of 34%        $ 422,198    $ 570,592    $ 510,752
Deferred
   Adjustments for financial reporting:
      Depreciation                                                 14,014       (4,492)      (9,246)
      263A uniform capitalization costs                            (8,131)      (1,401)      (1,095)
      Other                                                       (29,579)     (12,864)      (6,463)
                                                                ---------    ---------    ---------
Provision for federal income tax (U.S.)                         $ 398,502    $ 551,835    $ 493,948
                                                                =========    =========    =========

     The Company is not exempt from income tax except for municipal bond interest earned in an amount of $2,261.

     Handy is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income.

NOTE 5 - LEASES
---------------

     Operating Leases
     ----------------

     The Company leases certain trucks and trailers under long-term operating lease agreements. Leases expire in each of the years between 2000 and 2006.

     The following is a schedule of future minimum lease payments for operating leases as of December 31, 2000 and 1999 for the subsequent five years:

                                                  Year ended
                                                  December 31,
                                     ----------------------------------
                                       2000                     1999
                                     ---------              -----------
              2000                   $       -              $   644,799
              2001                     603,192                  558,180
              2002                     359,873                  215,282
              2003                     253,148                  112,148
              2004                     219,239                   70,126
              2005                     161,892                        -

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------


NOTE 5 - LEASES (CONTINUED)
---------------------------

     Capital Leases
     --------------

     The Company leases equipment as a capital lease. The following is an analysis of the leased property under capital leases by major class:

                                                                           Year ended
                                                                          December 31,
                                                            ------------------------------------------
                                                                  2000                        1999
                                                               ----------                  ----------
             Class of Property

             Furniture, computers,
                  and warehouse equipment                      $  166,479                  $  166,479
             Less:  Accumulated depreciation                      154,547                     140,037
                                                                ---------                   ---------
                                                               $   11,932                  $   26,442
                                                               ==========                  ==========

     The following is a schedule by year of future minimum lease payments for capital leases.

                                                                           Year ended
                                                                          December 31,
                                                            ------------------------------------------
                                                                  2000                        1999
                                                               ----------                  ----------


                                 2000                          $        -                  $   41,383
                                 2001                               7,889                       7,889
                                 2002                              17,591                      17,591
                                                               ----------                  ----------
                                      Total                    $   25,480                  $   66,863
                                                               ==========                  ==========

     The lease payments at year-end 2000 are reflected in the Balance Sheet as current and noncurrent obligations under capital leases of $7,889 and $17,591 respectively. The estimated interest rates range from 4% to 9%.

     Rental Expenses

     Rental expenses for the preceding three years are:

                                   2000                     $ 1,328,764
                                   1999                       1,089,000
                                   1998                       1,251,805


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     None

     The Company is owned entirely by its dealers and former dealers. No shareholder is the beneficial owner of more than five percent of any class of the Company's voting securities. Substantially all sales are made to the Member-Dealers (Owners) of the Company.

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------


NOTE 7 - RETIREMENT PLAN - HANDY HARDWARE WHOLESALE, INC. 401(K) PROFIT SHARING PLAN
--------------------------------------------------------------------------------

     During 1997, the Company transferred the former Profit Sharing and Savings Plan to a 401(K)Profit Sharing Plan to help employees achieve financial security during their retirement years. Employees are eligible to participate in the plan if they have attained age 21 and have completed one year of service with the Company. The Plan includes a 401(K) arrangement to allow employees to contribute to the Plan a portion of their compensation, known as elective deferrals. Each year, the Company will make matching contributions in the percentage determined by the Board of Directors at its discretion. The Board of Directors may choose not to make matching contributions to the Plan for a particular year. During 2000, the employees could contribute up to 6% of their gross annual compensation with 50% of such contribution matched by the Company. In addition, the employees could contribute an additional 9% with no Company matching contribution. Employees are 100% vested at all times for elective deferrals in the Plan. The Plan permits the Company to contribute a discretionary amount for a plan year designated as qualified nonelective contributions. Company qualified nonelective contributions are allocated to employees in the same proportion that the number of points per employee bears to the total points of all participants. Employees receive one point for each $1,000 of compensation and one point for each year of service. Employees' interests in the value of the contributions made to their account first partially vest after three years of service at 20% and continue to vest an additional 20% each year until fully vested after seven years of service. Participating employees who reach age 65 are fully vested without regard to their number of years of service. Benefits are paid to eligible employees under the plan in lump sum upon retirement, or at the direction of the employee, pursuant to the terms of an annuity plan selected by the employee. The amount of cost recognized during the years ended December 31, is as follows:

                                    2000        $ 397,387
                                    1999          551,311
                                    1998          506,812


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

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

     Capitalization
     --------------

     To become a Handy Hardware Member-Dealer, an independent hardware dealer must enter into a Subscription Agreement with the Company for the purchase of ten shares of Handy Hardware Class A Common Stock, $100 par value per share, and for any additional store, ten shares of Preferred Stock, with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share and Preferred Stock, $100 par value per share. Class B Common Stock and Preferred Stock are purchased pursuant to a formula based upon total purchases of merchandise by the Member-Dealer from the Company, which determines the "Desired Stock Ownership" for each Member-Dealer. The minimum Desired Stock Ownership is $10,000.

     Each Member-Dealer receives from the Company a semimonthly statement of Total Purchases made during the covered billing period, with an additional charge ("Purchase Funds") equal to 2 percent of that Member-Dealer's warehouse purchases until the Member-Dealer's Desired Stock Ownership for that year is attained. Although the Subscription Agreement entitles the Company to collect 2 percent of total purchases, since May 1, 1983, the Board of Directors has determined to collect 2 percent of warehouse purchases only. On a monthly basis, the Company reviews the amount of unexpended Purchase Funds being held for each Member-Dealer. If a Member-Dealer has unexpended Purchase Funds of at least $2,000, the Company applies $2,000 to the purchase of ten shares of Class B Common Stock ($1,000) and ten shares of Preferred Stock ($1,000) each at $100 per share.

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

     Option I  -    The  Member-Dealer's  Class A Common Stock is repurchased at
                    $100 per share.  Any funds remaining in the  Member-Dealer's
                    Purchase Fund Account will be returned at the dollar value of such account. Twenty percent or $3,000, whichever is greater, of the total value of the Class B Common and Preferred Stock will be repurchased. The remaining value of the Class B Common and Preferred Stock is converted to a five-year interest-bearing note. During the first four years this note only pays interest. In the fifth year both interest and principal are paid. The interest rate is determined by the Company's Board of Directors at the same time they approve the repurchase.

     Option II -    Same as  Option I except  that  the  remaining  value of the
                    Class B Common and Preferred Stock is discounted 15 percent and paid to the Member-Dealer immediately at the time of repurchase.

     Stock  Repurchase
     -----------------

     In 2000 and 1999 the Board approved the continuation of its program of repurchasing certain shares from those shareholders who are over-invested in the Company's capital stock by $4,000 or more. The amount repurchased each year was the amount of stock (based on purchase price of $100 per share) equal to one fourth of the over-invested amount, equally divided between shares of Preferred Stock and Class B Common Stock. In connection with the repurchase, the minimum required investment in the Company's capital stock is at least $10,000, but may be more based on the shareholder's Desired Stock Ownership level. In 2000 and 1999 the Company repurchased 217 and 268 shares for $21,700 and $26,800 respectively.

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------


NOTE 9 - LINE OF CREDIT
-----------------------

     In April, 2000, Chase Bank of Texas, N. A., ("the Bank") extended to the Company an unsecured $10 million revolving line of credit with an April 30, 2002, maturity date. The interest rate is prime minus one and one-half percent (1.5%) or the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). The line has been used from time to time for working capital and other financing needs of the Company. At December, 2000, there was no outstanding balance due on the line of credit. The total of all the borrowings against and repayments of the line of credit throughout the year were as follows.

         Balance          Borrowings         Repayments        Balance     Interest     Interest
         1-01-00       Throughout 2000     Throughout 2000     12-31-00      Rate         Paid
         -------       ---------------     ---------------     --------    --------     --------
           $-0-           $22,306,000         $22,306,000        $-0-      7% to 8%     $29,144

     Terms of the line of credit require monthly payments of accrued interest with the balance, if any, of the loan to be repaid on April 30, 2002.


NOTE 10 - COMPREHENSIVE EARNINGS
--------------------------------

1. Deferred compensation f unded in the amount of $426,712 on the Balance Sheet as a non-current asset at December 31, 2000, includes equity securities classified as investments available for sale in the amount of $370,312 at fair market value. The $370,312 includes $92,979 unrealized gain on securities resulting from the increase in fair market value. The cost of the equity securities is $277,333.

2.   Changes in Equity Securities:

                                                                                     Year Ended
                                                                                  December 31, 2000
                                                                                  -----------------
        Balance, January 1, 2000                                      $   376,768                  $        -
        Purchases                                                           6,170                     111,230
        Dividends, interest and capital gains                              55,276                     166,103
        Unrealized gains (losses) on securities resulting from
          Increase (decrease) in fair market value                        (67,902)                     92,979
                                                                      -----------                  ----------
        Balance, December 31, 2000                                    $   370,312                  $  370,312
                                                                      ===========                  ==========


3.   Components of Comprehensive Earnings:

                                                                         Other Comprehensive              Net Earnings
                                                           Total          Earnings - Unrealized         Exclusive of Other
                                                       Comprehensive           Gains (Losses)             Comprehensive
                                                         Earnings             on Securities                 Earnings
                                                         --------             -------------                 --------
        Net earnings before provision for
           federal income tax                        $  1,103,351           $   (67,902)                   $ 1,171,253
        Provision for federal income tax                  398,502               (23,087)                       421,589
                                                     ------------           -----------                    -----------
        Net earnings                                 $    704,849           $   (44,815)                   $   749,664
                                                     ============           ===========                    ===========

                         HANDY HARDWARE WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                -----------------


NOTE 10 - COMPREHENSIVE EARNING (CONTINUED)
-------------------------------------------

4.   Components  of  Retained   Earnings

                                                            Retained Earnings         Retained Earnings
                                                           Applicable to Other        Exclusive of Other
                                           Total         Comprehensive Earnings     Comprehensive Earnings
                                        -----------      ----------------------     ----------------------

     Balance, January 1, 2000           $ 5,871,623              $106,182                  $5,765,441
     Add:  Net earnings year ended
              December 31, 200              704,849               (44,815)                    749,664
     Deduct:  Cash Dividends on
              preferred stock              (585,925)                    -                    (585,925)
                                        -----------              --------                  ----------
     Balance, December 31, 2000         $ 5,990,547              $ 61,367                  $6,515,105
                                        ===========              ========                  ==========

NOTE 11 - SUBSEQUENT EVENT
--------------------------

     None


NOTE 12 - LITIGATION
--------------------

     In the opinion of the Company, at December 31, 2000, there was no pending or threatened litigation that would have a material effect on the financial position or results of operations of the Company at December 31, 2000.


NOTE 13 - OTHER DISCLOSURES
---------------------------

1. Costs incurred for advertising are expensed when incurred. The amount charged to advertising expense in the prior three years are:

           2000                                            $ 855,173
           1999                                              766,977
           1998                                              889,238

2. Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts in the following amounts.

                                                      December 31,
                                             -------------------------------
                                                  2000                1999
                                                  ----                ----
         Subscriptions receivable            $   50,951           $   54,484
         Allowance for doubtful accounts         29,749                7,195


3. The Company is not a party to any legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

     Items 10-13 are incorporated by reference to the Company's Proxy Statement for its annual stockholders' meeting to be held May 9, 2001, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 2000 fiscal year.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)      DOCUMENTS FILED AS PART OF THIS REPORT


                                                                                                             Page
         (1)      Financial Statements                                                                    Reference
                  --------------------                                                                    ---------

                  Auditor's Report.............................................................................. 16

                  Balance Sheets at December 31,
                    2000 and 1999............................................................................... 17

                  Statements of Earnings for the
                    years ended December 31,
                    2000, 1999 and 1998 ........................................................................ 19

                  Statements of Stockholders' Equity
                    for the years ended December 31,
                    2000, 1999 and 1998 ........................................................................ 20

                  Statements of Cash Flows for the years ended
                    December 31, 2000, 1999 and 1998 ........................................................... 22

                  Notes to Financial Statements................................................................. 23

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

    10.2       Split-Dollar  Agreement  dated  November  13,  1991  between  the
               Company and James D. Tipton (Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

    10.3 Form of Dealer Contract (Alabama, Arkansas, Florida, Louisiana, Oklahoma and Texas) (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

    10.4 Form of Dealer Contract (Mississippi) (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

    10.5 Loan Agreement dated March 30, 1993, between Texas Commerce Bank, N.A., and Handy Hardware Wholesale, Inc. (Filed as Exhibit I to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

    10.6 Amendment and Restatement of Credit Agreement between Handy Hardware Wholesale, Inc. and Texas Commerce Bank, N.A., dated as of April 30, 1996. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

    10.7 Second Amendment to Amendment and Restatement of Credit Agreement between the Company and Chase Bank of Texas, National Association dated April 30, 1998. (Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

    10.8 Third Amendment to Amendment and Restatement of Credit Agreement between the Company and Chase Bank of Texas, National Association dated April 30, 1999. (Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)

    10.9 Agreement for Wholesale Financing between the Company and Deutsche Financial Services dated March 9, 1999. (Filed as
               Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)


*->10.10 Tenth Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and James J. Tipton dated December 27, 2000.

 ->10.11 Fourth Amendment to Amendment and Restatement of Credit Agreement between the Company and Chase Bank of Texas, National Association dated April 30, 2000.

 ->10.12       Form of Dealer Contract (New Mexico and Colorado).

 ->11.1        Statement re computation of per share earnings.

--------------------------
* Management Contract
->Filed herewith.

     The Company will furnish to any requesting shareholder a copy of any exhibit upon payment of $.40 per page to cover the expense of furnishing such copies. Requests should be directed to Tina S. Kirbie, Secretary and Treasurer, Handy Hardware Wholesale, Inc., 8300 Tewantin Drive, Houston, Texas 77061.



         (B)   REPORTS ON FORM 8-K

               The Company filed no reports on Form 8-K during the three months ended December 31, 2000.

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

                                           HANDY HARDWARE WHOLESALE, INC.


                                           /s/James D. Tipton
                                           -------------------------------------
                                           JAMES D. TIPTON
                                           President and Chief Executive Officer
March 23, 2001

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

Signature                         Title                               Date
---------                         -----                               ----

/s/ James D. Tipton           President, Chief Executive         March 23, 2001
-------------------           Officer and Director

/s/ Tina S. Kirbie            Chief Financial and                March 22, 2001
-------------------           Accounting Officer

/s/ Doug Ashy, Jr.            Director                           March 23, 2001
-------------------

/s/ Norman J. Bering, II      Director                           March 27, 2001
-------------------

/s/ Craig Blum                Director                           March 23, 2001
------------------

/s/ Susie Bracht-Black        Director                           March 26, 2001
-------------------

/s/ Samuel J. Dyson           Director                           March 27, 2001
-------------------

/s/ Ben J. Jones              Director                           March 24, 2001
-------------------

/s/ Richard A. Lubke          Director                           March 26, 2001
-------------------

/s/ Jimmy T. Pate             Director                           March 23, 2001
-------------------

/s/ Leroy Wellborn            Director                           March 23, 2001
-------------------