Form 10-Q
period 2001-03-31
HANDY HARDWARE WHOLESALE INC
filed 2001-05-14
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

    [X]          Quarterly Report Pursuant to Section 13  or 15(d) of
                           the Securities Exchange Act  of 1934.

                 For the quarterly period ended March 31, 2001.

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

                           Yes        [X]                      No
                                    -------                      -------

The number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 2001, was 10,250 shares of Class A Common Stock, $100 par value, and 65,703 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.


                                                          INDEX
                                                          -----

PART I            Financial Information                                         Page No.
                                                                                --------
        Item 1.       Financial Statements

                Condensed Balance Sheet March 31, 2001
                 and December 31, 2000 .......................                    3-4

               Condensed Statement of Earnings - Three Months
                 Ended March 31, 2001 and 2000.................                     5

               Condensed Statement of Cash Flows - Three Months
                 Ended March 31, 2001 and 2000.................                   6-7

               Notes to Condensed Financial Statements.............               8-14


       Item 2.       Management's Discussion & Analysis of Financial
                        Condition and Results of Operations............          15-18

       Item 3.       Quantitative & Qualitative Disclosures About
                        Market Risk....................................             19

       Item 4.       Forward-Looking Statements.....................                19


PART II           Other Information

       Items 1.-6.         None                                                     19

       Signatures                                                                   20

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                         MARCH      DECEMBER 31,
                                                         2001       2000
                                                         ------     ------------
ASSETS
------

CURRENT ASSETS
--------------
   Cash                                               $ 3,335,084    $ 1,221,788
   Accounts Receivable, net of                         17,349,191      9,851,178
        subscriptions receivable and
        allowance for doubtful
        accounts (Note 8)
   Notes Receivable (Note 3)                                4,641          6,904
   Inventory                                           17,177,349     15,967,049
   Other Current Assets                                   184,245        172,387
   Prepaid Income Tax                                      70,782         70,782
                                                      -----------    -----------
                                                      $38,121,292    $27,290,088
                                                      -----------    -----------

PROPERTY, PLANT AND EQUIPMENT (Note 2)
--------------------------------------
   At Cost Less Accumulated Depreciation
   of $5,810,621(2001) and $5,549,306 (2000)          $15,035,985    $13,204,168
                                                      -----------    -----------

OTHER ASSETS
------------
   Notes Receivable (Note 3)                          $   319,752    $   310,910
   Deferred Compensation Funded                           427,296        426,712
   Other Noncurrent Assets                                    -0-         15,840
                                                      -----------    -----------
                                                      $   747,048    $   753,462
                                                      -----------    -----------
TOTAL ASSETS                                          $53,904,325    $41,247,718
------------                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
    Notes Payable-Stock (Note 4)                      $    48,000    $    57,000
    Notes Payable-Capital Lease                            17,669          7,889
    Accounts Payable - Trade                           30,714,499     17,415,001
    Other Current Liabilities                              96,981        657,448
                                                      -----------    -----------
                                                      $30,877,149    $18,137,338
                                                      -----------    -----------
NONCURRENT LIABILITIES
----------------------
    Notes Payable-Stock (Note 4)                      $   765,560    $   756,560
    Notes Payable-Capital Lease                            57,189         17,591
    Notes Payable-Vendor                                  319,254        309,975
    Deferred Compensation Payable                         427,296        426,712
    Deferred Income Taxes Payable (Note 5)                208,838        205,578
                                                      -----------    -----------
                                                      $ 1,778,137    $ 1,716,416
                                                      -----------    -----------

TOTAL LIABILITIES                                     $32,655,286    $19,853,754
-----------------                                     -----------    -----------



     The accompanying notes are an integral part of the Condensed Financial Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                 MARCH 31,         DECEMBER 31,
                                                 2001              2000
                                                 -------------     ------------

     STOCKHOLDERS' EQUITY
     --------------------
Common Stock, Class A,
    authorized 20,000 shares, $100
    par value per share, issued
    10,320 & 10,020 shares                       $  1,032,000      $  1,002,000
Common Stock, Class B,
    authorized 100,000 shares, $100
    par value per share, issued
    65,903 & 64,053 shares                          6,590,300         6,405,300
Common Stock, Class B
    Subscribed 5,183.69 & 4,804.89
    shares                                            518,369           480,489
       Less Subscription Receivable                   (38,161)          (25,475)
Preferred Stock 10% Cumulative,
    authorized 100,000 shares, $100
    par value per share, issued
    68,716 & 66,826 shares                          6,871,600         6,682,600
Preferred Stock, Subscribed
    5,183.69 & 4,804.89 shares                        518,369           480,489
       Less Subscription Receivable                   (38,161)          (25,475)
Paid in Surplus                                       406,189           403,489
                                                 ------------      ------------
                                                 $ 15,860,505      $ 15,403,417
Less: Cost of Treasury Stock
    5,000 & -0- shares                                (50,000)              -0-
                                                 ------------      ------------
                                                 $ 15,810,505      $ 15,403,417

Retained Earnings exclusive of other
    comprehensive earnings (Note 7)                 5,418,496         5,929,180
Retained Earnings applicable to other
    comprehensive earnings (Note 7)                    20,038            61,367
                                                 ------------      ------------
                                                    5,438,534         5,990,547
                                                 ------------      ------------

    Total Stockholders' Equity                   $ 21,249,039      $ 21,393,964
                                                 ------------      ------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                             $ 53,904,325      $ 41,247,718
--------------------                             ============      ============








The accompanying notes are an integral part of the Condensed Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                   2001            2000
                                                   ----            ----
REVENUES
--------
    Net Sales                                      $ 46,558,089    $ 46,358,406
    Sundry Income                                       779,454         584,329
                                                   ------------    ------------
TOTAL REVENUES                                     $ 47,337,543    $ 46,942,735
--------------                                     ------------    ------------

EXPENSE
-------
    Net Material Costs                             $ 42,732,897    $ 42,039,040
    Payroll Costs                                     2,145,228       1,933,290
    Other Operating Costs                             2,229,248       2,357,392
    Interest Expense                                     32,986          15,069
                                                   ------------    ------------
TOTAL EXPENSE                                      $ 47,140,359    $ 46,344,791
-------------                                      ------------    ------------

NET EARNINGS BEFORE PROVISIONS
FOR ESTIMATED FEDERAL INCOME TAX                   $    197,184    $    597,943
--------------------------------

PROVISIONS FOR ESTIMATED
FEDERAL INCOME TAX (Note 5)                             (72,131)       (208,740)
---------------------------                        ------------    ------------

NET EARNINGS                                       $    125,053    $    389,203
------------

OTHER COMPREHENSIVE EARNINGS
----------------------------
    Unrealized Gain on Securities (Note 7)         $    (62,620)   $     66,273
    Provision for Federal Income Tax(Note 5)             21,291         (22,533)
                                                   ------------    ------------
      Other Comprehensive Earnings
         Net of Tax                                $    (41,329)   $     43,740
                                                   ------------    ------------

TOTAL COMPREHENSIVE EARNINGS                       $     83,724    $    432,943
----------------------------

LESS ACCRUED DIVIDENDS ON
PREFERRED STOCK                                        (158,935)       (146,481)
-------------------------                          ------------    ------------

NET EARNINGS APPLICABLE TO
COMMON STOCKHOLDERS                                $    (75,211)   $    286,462
--------------------------                         ============    ============

NET EARNINGS PER SHARE OF
COMMON STOCK, CLASS A &
CLASS B (Note 1)                                   $      (0.95)   $       3.92
-------------------------                          ============    ============


The accompanying notes are an integral part of the Condensed Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED MARCH 31,
                                                          2001            2000
                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Total Comprehensive Earnings                         $     83,724    $    432,943
                                                          ------------    ------------
     Adjustments to Reconcile Net
         Earnings to Net Cash Provided by
         Operating Activities:
               Depreciation                               $    280,485    $    213,348
               Increase (Decrease) in Deferred
                   Income Tax                                    3,260           2,723
               Unrealized gain (increase) decrease
                   In fair market value of securities           62,620         (66,273)

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                  $ (7,498,013)   $ (7,496,126)
         (Increase) Decrease in Notes Receivable                (6,579)        (15,450)
         Increase in Inventory                              (1,210,300)     (2,311,307)
         Decrease in Other Assets                                3,982         123,651
         Increase (Decrease)in Note Payable-Vendor               9,279          18,564
         Increase in Accounts Payable                       13,299,498      13,876,872
         Decrease in Other Liabilities                        (560,467)       (752,455)
         Increase in Federal Income
               Taxes Payable                                       -0-         128,215
         Increase (Decrease) in Deferred Compensation
               Payable                                             584             553
                                                          ------------    ------------
               TOTAL ADJUSTMENTS                          $  4,384,349    $  3,722,315
                                                          ------------    ------------


               NET CASH PROVIDED BY
               OPERATING ACTIVITIES                       $  4,468,073    $  4,155,258
                                                          ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
         Capital Expenditures                             $ (2,112,302)   $   (679,323)
         Investment in Deferred Compensation Funded            (62,620)         66,274
         Reinvested dividends, interest & capital gains           (584)           (553)
                                                          ------------    ------------
               NET CASH USED FOR
               INVESTING ACTIVITIES                       $ (2,175,506)   $   (613,602)
                                                          ------------    ------------






The accompanying notes are an integral part of the Condensed Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                (UNAUDITED)Cont.

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                         2001           2000
                                                         ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Increase in Notes Payable-Stock                     $       -0-    $    20,280
     Increase (Decrease)in Notes Payable-Capital Lease        49,378         (6,990)
     Increase in Subscription Receivable                     (25,372)       (24,858)
     Proceeds From Issuance of Stock                         482,460        476,244
     Purchase of Treasury Stock                              (50,000)      (238,050)
     Dividends Paid                                         (635,737)      (585,925)
                                                         -----------    -----------
         NET CASH PROVIDED BY (USED FOR) FINANCING
         ACTIVITIES                                      $  (179,271)   $  (359,299)
                                                         -----------    -----------

NET INCREASE
IN CASH & CASH EQUIVALENTS                               $ 2,113,296    $ 3,182,357

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                  1,221,788      1,173,749
                                                         -----------    -----------

CASH & CASH EQUIVALENTS AT END OF
PERIOD                                                   $ 3,335,084    $ 4,356,106
                                                         ===========    ===========



ADDITIONAL RELATED DISCLOSURES
TO THE STATEMENT OF CASH FLOWS
------------------------------
     Interest Expense Paid                               $    32,986    $    15,069
         Income Taxes Paid                                    70,783        100,335























The accompanying notes are an integral part of the Condensed Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

NOTE 1 - ACCOUNTING POLICIES
----------------------------

(1)       Description of Business:
---------------------------------

          Handy Hardware Wholesale, Inc., ("Handy"), was incorporated as a Texas corporation on January 6, 1961. Its principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061. Handy is owned entirely by its member-dealers and former member-dealers.

          Handy sells to its member-dealers products primarily for retail hardware, lumber and home center stores. In addition, we offer advertising and other services to member-dealers. The Company wholesales hardware to its member-dealers in Texas, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Florida, Colorado, New Mexico, Mexico and Belize.

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

(5)       Earnings Per Share:
          -------------------

          Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                              2001         2000
                                              ----         ----
Calculation of Net Earnings Per Share
         of Common Stock
-------------------------------------

         Total Comprehensive Earnings         $  83,724    $ 432,943
         Less: Accrued Dividends
               on Preferred Stock              (158,935)    (146,481)
                                              ---------    ---------
                                              $ (75,211)   $ 286,462
         Weighted Average
             Shares of Common Stock
             (Class A & Class B)
             outstanding                         79,494       73,080
         Net Earnings (Loss) Per Share
         of Common Stock                      $   (0.95)   $    3.92
                                              =========    =========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------

(4)       Revenue Recognition:
          --------------------

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

(5)       Accounting for Dividends on Preferred Stock
          -------------------------------------------

          Handy pays dividends on Preferred Stock during the first quarter of each fiscal year. Only holders of Preferred Stock on the record date for the payment of the dividend are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31, during which the Preferred Stock was held.

          Because Handy is unable to anticipate the amount of the Preferred Stock dividends, it does not accrue a liability for the payment of those dividends on its balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, Handy shows an estimated portion of the dividends to be paid in the first quarter of 2002 based on the dividends paid in the first quarter of 2001.

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the three months ended March 31, 2001 contained herein, therefore, are net of dividends actually paid during the first quarter of 2001 in the amount of $635,737.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment Consists of:

                                       MARCH 31,       DECEMBER 31,
                                       2001            2000
                                       -----------     -----------

Land                                   $  3,207,866    $  3,207,866
Building & Improvements                  13,317,218      11,342,194
Furniture, Computer, Warehouse            3,762,638       3,642,310
Transportation Equipment                    558,884         561,104
                                       ------------    ------------
                                       $ 20,846,606    $ 18,753,474

Less:  Accumulated Depreciation          (5,810,621)     (5,549,306)
                                       ------------    ------------
                                       $ 15,035,985    $ 13,204,168
                                       ============    ============

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------

NOTE 3 - NOTES RECEIVABLE
-------------------------

Notes receivable reflect amounts due to Handy from its member-dealers under deferred payment agreements and installment sale agreements.

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

Under the installment sale agreements, we sell member-dealers computer hardware, the purchase price of which is due and payable by member-dealers to us in thirty-six monthly installments of principal and interest.

Notes Receivable are classified as follows:

                                                          CURRENT PORTION                        NONCURRENT PORTION
                                                          -------------------                    ---------------------
                                                          MARCH 31,      DEC. 31,                MARCH 31,         DEC. 31,
                                                          --------       -------                 --------          -------
                                                          2001           2000                    2001              2000
                                                          ----           ----                    ----              ----

Deferred Agreements                                       $   -0-        $   -0-                 $319,254          $309,975
Installment Sale Agreements                                 4,641          6,904                      498               935
                                                          -------        -------                 --------          --------
                                                          $ 4,641        $ 6,904                 $319,752          $310,910
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

Notes payable - stock are classified as follows:

                                                          CURRENT PORTION                        NON-CURRENT PORTION
                                                          -----------------------                 --------------------------
                                                          MARCH 31,      DEC. 31,                MARCH 31,         DEC. 31,
                                                          --------       -------                 --------          -------
                                                          2001           2000                    2001              2000
                                                          ----           ----                    ----              ----

                                                          $48,000        $57,000                 $765,560          $756,560


Principal payments due over the next five years are as follows:

                                             2001                  $ 48,000
                                             2002                    32,800
                                             2003                   324,280
                                             2004                   358,200
                                             2005                    41,280
                                             Thereafter               9,000
                                                                   --------
                                                                   $813,560
                                                                   ========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------

NOTE 5 - INCOME TAXES
---------------------

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

                                              QUARTER ENDED   YEAR ENDED
                                              MARCH 31,       DECEMBER 31,
                                              2001            2000
                                              -------------   ------------

Excess of tax over book depreciation          $ 1,316,373     $ 1,298,890

Allowance for Bad Debt                            (29,749)        (29,749)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                (326,025)       (320,046)

Deferred Compensation                            (346,368)       (344,453)
                                              -----------     -----------

     Total                                    $   614,231     $   604,642
     Statutory Tax Rate                                34%             34%
                                              -----------     -----------
     Cumulative Deferred Income Tax Payable   $   208,838     $   205,578
                                              ===========     ===========

     Classified as:
           Current Liability                  $       -0-     $       -0-
           Noncurrent Liability                   208,838         205,578
                                              -----------     -----------
                                              $   208,838     $   205,578
                                              ============    ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:
                                              QUARTER ENDED   QUARTER ENDED
                                              MARCH 31,       MARCH 31,
                                              2001            2000
                                              -------------   -------------
Principal Components of Income Tax Expense
     Federal:

         Current
         Income tax paid                      $       -0-     $       -0-
         Carry-over of prepayment from
            from prior year                        70,783         100,335
         Refund received for overpayment
            from prior year                           -0-             -0-
                                              -----------     -----------
                                              $    70,783    $    100,335
   Federal Income Tax Payable (Receivable)        (23,203)        128,215
         Carry-over to subsequent year                -0-             -0-
                                              -----------    ------------
           Income tax for tax reporting
              at statutory rate of 34%        $    47,580    $    228,550
         Deferred
         Adjustments for financial reporting:
           Depreciation                             5,944           3,725
           263A Uniform Capitalization Costs       (2,033)           (321)
           Other                                     (651)           (651)
                                              -----------    ------------
Provision for federal income tax              $    50,840    $    231,273
                                              ===========    ============

     Handy is not exempt from income tax except for municipal bond interest earned in the amount of $584.

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

     Each member-dealer receives from Handy a semimonthly statement listing total purchases made during the covered billing period with an additional charge ("Purchase Funds") equal to 2 percent of the member-dealer's warehouse purchases until the member-dealer's Desired Stock Ownership is attained. Although the Subscription Agreement entitles Handy to collect 2 percent of total purchases, since May 1, 1983, the Board of Directors has determined to collect 2 percent of warehouse purchases only. On a monthly basis, we review the amount of unexpended Purchase Funds being held for each member-dealer. If a member-dealer has unexpended Purchase Funds of at least $2000, Handy applies such funds to the purchase of ten shares of Class B Common Stock ($1,000) and ten shares of Preferred Stock ($1,000), each at $100 per share.

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

1. Deferred compensation funded in the amount of $427,296 on the Balance Sheet as a non-current asset at March 31, 2001, includes equity securities classified as investments available for sale in the amount of $308,276 at fair market value. The $308,276 includes $30,359 unrealized gain on securities resulting from the increase in fair market value. The cost of the equity securities is $277,917.

2.   Changes in Equity securities
                                           Year Ended
                                           March 31, 2001   Cumulative
                                           --------------  -----------

Beginning Balance-January 1, 2001          $ 370,312       $     -0-
Purchases                                        -0-         111,230
Dividends, interest and capital gains            584         166,687
Unrealized gains (losses) on securities
      resulting from increase (decrease)
      in fair market value                   (62,620)         30,359
                                           ---------       ---------
Balance-March 31, 2001                     $ 308,276       $ 308,276
                                           =========       =========


3.   Components of Comprehensive Earnings

                            Other Comprehensive              Net Earnings Exclusive           Total
                            Earnings-Unrealized                     Of Other                  Comprehensive
                         Gains (Losses) on Securities        Comprehensive Earnings           Earnings
                         ----------------------------        ----------------------           -------------
Net Earnings (Loss)
  Before Provision for
  Federal Income Tax              $ (62,620)                     $ 197,184                   $ 134,564
Provision for
  Federal Income Tax                 21,291                        (72,131)                    (50,840)
                                  ---------                      ---------                   ---------
Total Comprehensive
      Earnings                    $ (41,329)                     $ 125,053                   $  83,724
                                  =========                      =========                   =========

4.   Components of Retained Earnings

                                Retained Earnings                Retained Earnings
                                Applicable to Other              Exclusive of Other
                                Comprehensive Earnings           Comprehensive Earnings        Total
                                ----------------------           ----------------------        -----
     Balance-January 1, 2001      $  61,367                      $5,929,180                  $5,990,547
     Add: Net earnings (loss)
            3 months ended
          March 31, 2001            (41,329)                        125,053                      83,724
     Deduct: Cash Dividends on
             Preferred Stock            -0-                         635,737                     635,737
                                  ---------                      ----------                  ----------
     Balance-March 31, 2001       $  20,038                      $5,418,496                  $5,438,534
                                  =========                      ==========                  ==========

NOTE 8 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.

                                                          March 31, 2001                December 31, 2000
                                                          --------------                -----------------
Accounts Receivable                                         $17,455,262                      $ 9,931,878
Subscription Receivable                                         (76,322)                         (50,951)
Allowance for Doubtful Accounts                                 (29,749)                         (29,749)
                                                            ------------                     ------------
Accounts Receivable, Net of
     Subscription Receivable and
     Allowance for Doubtful Accounts                        $17,349,191                      $ 9,851,178
                                                            ============                     ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------
     The U. S. economic environment, which rapidly deteriorated in the fourth quarter of 2000, eroded even further in the first quarter of 2001. This weak economy coupled with bad weather conditions in the first quarter of 2001 resulted in virtually no sales increase in the first quarter of 2001 compared to the same period in 2000. Net sales in the first quarter of 2001 increased .4% ($199,683) over sales during the same period in 2000, compared to a 6.7% growth rate ($2,898,609) in the first quarter of 2000 over 1999.

     Net Sales. With the overall economy and consumer confidence weakening, the stock market declining and fuel costs soaring, the sales growth during the first quarter of 2001 in several of our selling territories was not as robust as in the first quarter of 2000.

     Over the past few years several selling territories have experienced a sharper increase in the number of member-dealers than other selling territories. Therefore, in order to insure that each regional district manager can adequately service all of his member-dealers, at the beginning of 2001 we reorganized five of our selling territories by reallocating the member- dealers among the Houston Area, the Austin, Brenham and Central Texas Area, the Southern Louisiana Area and the Arkansas Area.

     Because of the reorganization, comparing first quarter sales in these selling territories for 2001 versus 2000 yields results which do not necessarily reflect sales by the same member- dealers for the two periods. However, in addition to the variance in net sales caused by the reorganization, in general, all selling territories have been adversely affected by the factors discussed above, such as poor climate and weakening economic conditions.

     The following table summarizes sales during the first three months of 2000 and 2001 by sales territory:

                                                  First Quarter                                 First Quarter
                                                    2001                                               2000
                                      -----------------------------------------------           ----------------------------
                                                              % Increase
                                                              (Decrease)
                                                              in Sales
                                                              From First        % of                                   % of
                                                              Quarter of        Total                                  Total
Sales Territory                          Sales                2000              Sales             Sales                Sales
---------------                       -----------             ----------        -----          -----------             -----
Houston Area                          $10,361,648              (8.5%)           22.3%          $11,324,385              24.5%

Victoria, San Antonio,
Corpus Christi &
Rio Grande Valley Area*                 9,963,091               6.2%            21.4%            9,377,930              20.2%

North Texas, Dallas
& Fort Worth Area                       5,413,232              (5.9%)           11.6%            5,750,624              12.4%

Austin, Brenham &
Central Texas Area                      5,713,315               5.6%            12.3%            5,410,077              11.7%

West Texas, New Mexico
Area (2)                                  870,088             264.0%             1.9%              239,004               0.5%

Southern Louisiana Area                 3,700,675             (11.5%)            7.9%            4,180,215               9.0%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                            3,948,652               0.2%             8.5%            3,940,670               8.5%

Arkansas Area                           3,326,211              12.8%             7.2%            2,948,854               6.4%

Oklahoma Area                           3,209,337               2.3%             6.9%            3,138,839               6.8%
                                      -----------                               -----          -----------             -----

         Totals:                      $46,506,249 (1)                          100.0%          $46,310,598(1)          100.0%
                                      ===========                              =====           ===========             =====

* Includes sales to Mexico and Central America member-dealers.
(1) Total does not include miscellaneous sales to employees.
(2) Sales for the West Texas, New Mexico Area commenced in June of 2000.

     Net Material Costs and Rebates. Net material costs for the first quarter of 2001 were $42,732,897 versus $42,039,040 for the same period in 2000. The moderate increase in net material costs of 1.7 percent, however, was more than four times higher than the 0.4 percent increase in net sales in the same period. Net material costs as a percentage of net sales were 91.8 percent in the first quarter of 2001 as compared to 90.7 percent for the same period in 2000. This percentage increase was the result of a significant decrease in factory rebates due to a timing difference in the recognition of rebates. Factory rebates, which were taken as a credit against material costs in both 2001 and 2000, decreased $193,724 or 13.6% (2001 - $1,231,017 versus 2000 - $1,424,741). In addition, adjustments made to reconcile book inventory to physical inventory, which are also taken as credits against material costs, had a negative impact on material costs, declining from $257,683 in the first quarter of 2000 to $61,134 in the same 2001 period. Further, as a result of vendors tightening their credit terms, purchase discounts were $37,063 lower for the period ending March 31, 2001 when compared to the same period in the previous year (2001 - $477,730 versus 2000 - $514,793). However, these negative factors were offset by increased sales of inventory items sold at a higher gross margin. Sales with a markup of 9 percent, our highest gross margin, increased from $23,141,234 in the first quarter of 2000 to $24,184,198 in the same 2001 period, an increase of 4.5 percent.

     Payroll Costs. With unemployment at a three decade low, the U.S. labor market has seldom been tighter, as we have seen with the ongoing shortage of qualified truck drivers. The substantial increase in payroll costs for the first quarter of 2001 resulted from salary increases needed to attract or retain high-quality employees. In addition, due to a 4.8 percent increase in warehouse sales ($29,171,534 in the first quarter of 2001 compared to $27,847,253 in the same 2000 period), it was necessary to increase the number of employees (2001 - 304 versus 2000 - 263), particularly in our warehouse operations, in order to continue to provide goods to our member-dealers on a timely basis. As a result, payroll costs during the quarter ended March 31, 2001, increased $211,938, an
11.0 percent increase, over the same period in 2000. Despite the pressure on wages, payroll costs as a percentage of total expenses and of net sales remained fairly constant. Payroll costs for the first quarter of 2001 constituted 4.6 percent of total expenses and of net sales, compared to 4.2 percent of each for the first quarter of 2000. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     Other Operating Costs. During the first quarter of 2001, other operating costs decreased $128,144 (5.4%) compared to the same costs in the first quarter of 2000, and decreased slightly as a percentage of net sales and total expenses. The amount spent for other operating costs for the first quarter of 2001 totaled $2,229,248 (4.7% of net sales and of total expenses) as compared to $2,357,392 spent for other operating costs during the same period of 2000 (5.1% of net sales and of total expenses).

All of the decrease in other operating expenses can be attributed to a decline in accruals typically made in the first quarter of 2001 for property taxes, employee bonuses and employee retirement (a combined decrease of $379,022 from 2000 levels). As a result, this decline in accruals offset increases in warehouse and delivery expenses of $149,782, increases in payroll expense $211,938 and declines in factory rebates of $193,724.

     Net Earnings and Earnings Per Share. While net sales for the first quarter of 2001 increased only $199,683 (0.4%), net material costs for the first quarter of 2001 increased $693,857 (1.7%) from levels of net sales and net material costs in the first quarter in 2000. As a result, gross margin decreased by $494,174 (11.4%). The sharp decrease in gross margin and the substantial increase in payroll costs of $211,938 (11.0%) were only slightly offset by an increase of $195,125 in other income and a decline in other operating costs of $128,149 (5.4%). Thus pretax net earnings decreased nearly threefold, from $597,943 for the first quarter of 2000 to $197,184 in the same 2001 period, while after-tax net earnings decreased almost fivefold ($349,219), primarily due to factors previously discussed.

Our earnings per share decreased more than fourfold in the first quarter of 2001 as compared to the same period of 2000, due to the relatively large decrease in net earnings in the first quarter of 2001. In addition, dividends accrued in the first quarter of 2001 represented a larger percentage of 2001 net earnings than dividends accrued in the first quarter of 2000.

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

     Seasonality. Our quarterly net earnings traditionally vary based on the timing of events which affect our sales. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. However, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates, miscellaneous income, weather conditions and the economic conditions in our selling territories. For example, during the first quarter of 2001, the cumulative effect of the various timing differences, together with poor climate and economic conditions, caused a drastic increase in net earning for that period. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. This decrease in sales, however, is offset in most years by corrections to inventory made at year end, causing net earnings to vary substantially from year to year in the fourth quarter.


MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Financial Condition and Liquidity. During the period ending March 31, 2001, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and delivery equipment to better meet the needs of our member-dealers. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy in our selling territories.

During the first quarter of 2001 there was a decrease of $1,021,022 in our cash and cash equivalents as compared to an decrease of $331,320 in the same 2000 period. During this period, we generated cash flow from operating activities of $4,468,073, as compared to $4,221,531 in the first quarter of 2000. This increase in cash flow in the 2001 period was principally attributable to a less significant increase in inventory than experienced in the 2000 period, which was offset by a smaller increase in accounts payable in the first quarter of 2001 than in the first quarter of 2000 and by a substantial decrease in total comprehensive earnings during these same periods of $349,219 (2001 - $83,724 versus 2000 - $432,943).

Inventory had approximately 37,000 stockkeeping units in the period ending March 31, 2001, which were maintained in response to member-dealer demand for more breadth of inventory. The increase in inventory of $1,210,300 in the first three months of 2001, was significantly lower than the increase in inventory of $2,311,307 in the same period in 2000, due to the shrinking availability of warehouse space during the first quarter of 2001 as the Company awaits completion of its new 241,000 square foot warehouse addition.

Accounts payable increased $13,299,498 during the first three months of 2001 as compared to a slightly larger increase of $13,876,872 during the same period in 2000. The variation in the increase during these two periods were due primarily to variations in extended payment terms offered to us by suppliers.

In the first three months of 2001 and 2000, accounts receivable increased $7,498,013 and $7,496,126, respectively. For both periods, this consistency in levels of accounts receivable was mainly attributable extended payment terms offered to member-dealers at the spring trade shows.

For the period ended March 31, 2001, total comprehensive earnings were $83,724, compared to $432,943 for the same 2000 period. This 80% decrease was mainly attributable to the minimal increase in net sales coupled with a sharper increase in total expenses in comparing the first three months of 2001 to that of 2000.

Net cash used for investing activities increased in the first quarters of 2001 and 2000 by $2,175,506 and $613,602, respectively. The significant increase in the first quarter of 2001 was almost entirely due to the warehouse expansion program.

Net cash used for financing activities was $179,271 in the period ending March 31, 2001 as compared to net cash used for financing activities of $359,299 during the same period in 2000. This difference was principally attributable to a decrease in the repurchase of shares from retiring member-dealers which declined from $238,050 in the first three months of 2000 to $50,000 during the same period of 2001. This positive factor was offset by an increase in dividends paid to member-dealers during the first quarter of both 2001 and 2000 (2001 - $635,737 versus 2000 - $585,925).

Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:


                                               MARCH 31,             DECEMBER 31,            MARCH 31,
                                               2001                  2000                    2000
                                               ----------            ------------            ----------

Working Capital                                $7,244,143            $9,152,750              $9,921,671

Current Ratio                                  1.2 to 1              1.5 to 1                1.3 to 1

Long-term Debt as Percentage
       of Capitalization                       8.4%                  8.0%                     9.0%

During the remainder of 2001, we expect to further expand our existing customer base in West Texas, Oklahoma, Arkansas and New Mexico. We will finance this expansion with anticipated increased revenues from sales to new member-dealers in these territories, and with receipts from the sale of stock to new and current member-dealers. We expect that this expansion will have a beneficial effect on our ability to generate cash to meet our funding needs.

In the first three months of 2001, we maintained a 94.1 percent service level (the measure of our ability to meet member-dealers' orders out of current stock) as compared to a service level of 94.8 percent for the same period of 2000. Inventory turnover was 6.1 times during the first three months of 2001 and 2000. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

Capital Resources
-----------------
     In the three month periods ending March 31, 2001, and March 31, 2000, our investment in capital assets (net of dispositions) was $2,112,302 and $679,323, respectively. Approximately 93.5 percent ($1,975,025) of the amount expended in the first three months of 2001 was used for capital expenditures related to the expansion of our warehouse. To date the Company has funded the entire amount of $6,571,808 used for the warehouse expansion program from our working capital. In addition, 3.0 percent ($65,410) was used to purchase warehouse equipment. By comparison, of the total amount expended in the first three months of 2000, $416,363 was used to fund capital expenditures related to the then future warehouse expansion and $122,215 was used for the purchase of warehouse equipment.

Under our unsecured $10 million revolving line of credit with Chase Bank of Texas, used from time to time for our working capital and other financing needs, no balance was outstanding on March 31, 2001.

During the year 2001, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: approximately $2,262,000 to complete the expansion and upgrade of our warehouse facility, $80,000 to upgrade computer equipment, $60,000 to improve our automobile fleet and $30,000 to purchase office furniture and equipment.

Our cash position of $3,335,084 at March 31, 2001, is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including draws on our line of credit, may be needed to fund all or a portion of the expansion project.

                     QUANTITATIVE & QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS
                     --------------------------------------

Not Applicable.


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

     The statements contained in this report that are not historical facts are forward-looking statement as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, sales levels, the general condition of retail markets, levels of costs and margins, capital expenditures, liquidity, and competition. Such forward-looking statements generally are accompanied by words such as "plan," "budget," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company's financial results, levels of revenues, capital expenditures, capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received for or demand for the Company's goods, amounts of goods sold for reduced or no mark-up, a need for additional labor or transportation costs for delivery of goods, requirements for capital; general economic conditions or specific conditions in the retail hardware business; weather conditions; competition, as well as the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Interim results are not necessarily indicative of those for a full year.


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




                                HANDY HARDWARE WHOLESALE, INC.


                                /s/ James D. Tipton
                                ------------------------------------------------
                                JAMES D. TIPTON
                                President
                                (Chief Executive Officer)


                                /s/ Tina S. Kirbie
                                ------------------------------------------------
                                TINA S. KIRBIE
                                Senior Vice President, Finance
                                Secretary and Treasurer
                               (Chief Financial and Accounting Officer)





Date
     ------------------------