Form 10-Q
period 2001-06-30
HANDY HARDWARE WHOLESALE INC
filed 2001-08-14
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                    of 1934.

                  For the quarterly period ended June 30, 2001.

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

The number of shares outstanding of each of the Registrant's classes of common stock as of June 30, 2001, was 10,150 shares of Class A Common Stock, $100 par value, and 65,869 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX




PART I            Financial Information                                 Page No.
                                                                        -------


         Item     1.       Financial Statements

                     Condensed Balance Sheet June 30, 2001
                           and December 31, 2000 .......................   3-4

                     Condensed Statement of Earnings - Three Months &
                           Six Months Ended June 30, 2001 and 2000......     5

                     Condensed Statement of Cash Flows - Six Months
                           Ended June 30, 2001 and 2000.................     6

                     Notes to Condensed Financial Statements............  7-14


         Item 2.     Management's Discussion & Analysis of Financial
                           Condition and Results of Operations.......... 15-19

         Item 3.     Quantitative & Qualitative Disclosures About
                           Market Risk..................................    20

PART II           Other Information

         Items 1-3   None                                                   20

         Item  4     Submission of Matters to a Vote of Security Holders 20-21

         Item 5      None                                                   21

         Item 6      Exhibits and Reports on Form 8-K                       21

         Signatures                                                         22

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                     JUNE 30,          DECEMBER 31,
                                                       2001               2000
                                                     --------          ------------
     ASSETS
     ------
CURRENT ASSETS
--------------
   Cash                                             $ 1,734,774        $ 1,221,788
   Accounts Receivable, net of
        subscriptions receivable and
        allowance for doubtful
        accounts (Note 8)                            12,938,794          9,851,178
   Notes Receivable (Note 3)                              2,754              6,904
   Inventory                                         17,384,887         15,967,049
   Other Current Assets                                 146,775            243,169
                                                    -----------        -----------
                                                    $32,207,984        $27,290,088
                                                    -----------        -----------

PROPERTY, PLANT AND EQUIPMENT (Note 2)
--------------------------------------
   At Cost Less Accumulated Depreciation
   of $6,063,176(2001) and $5,549,306 (2000)        $16,528,148        $13,204,168
                                                    -----------        -----------

OTHER ASSETS
------------
    Notes Receivable (Note 3)                       $   342,170        $   310,910
    Deferred Compensation Funded                        427,870            426,712
    Other Noncurrent Assets                                 -0-             15,840
                                                    -----------        -----------
                                                    $   770,040        $   753,462
                                                    -----------        -----------
TOTAL ASSETS                                        $49,506,172        $41,247,718
------------                                        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------

CURRENT LIABILITIES
-------------------
    Note Payable-Line of Credit                     $ 1,630,000        $       -0-
    Notes Payable-Stock (Note 4)                         48,000             57,000
    Notes Payable-Capital Lease                          17,669              7,889
    Accounts Payable - Trade                         21,929,583         17,415,001
    Other Current Liabilities                           758,566            657,448
    Federal Income Taxes Payable (Note 5)                10,229                -0-
                                                    -----------        -----------
                                                    $24,394,047        $18,137,338
                                                    -----------        -----------
NONCURRENT LIABILITIES
----------------------
    Note Payable-Line of Credit                     $ 1,630,000        $       -0-
    Notes Payable-Stock (Note 4)                        783,160            756,560
    Notes Payable-Capital Lease                          52,772             17,591
    Notes Payable-Vendor                                341,919            309,975
    Deferred Compensation Payable                       427,870            426,712
    Deferred Income Taxes Payable (Note 5)              214,301            205,578
                                                    -----------        -----------
                                                    $ 3,450,022        $ 1,716,416
                                                    -----------        -----------

TOTAL LIABILITIES                                   $27,844,069        $19,853,754
-----------------                                   -----------        -----------



     The accompanying notes are an integral part of the Condensed Financial Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                     JUNE 30,          DECEMBER 31,
                                                       2001               2000
                                                     --------          ------------

     STOCKHOLDERS' EQUITY
     --------------------
         Common Stock, Class A,
             authorized 20,000 shares, $100
             par value per share, issued
             10,380 & 10,202 shares                 $ 1,038,000         $ 1,002,000
         Common Stock, Class B,
             authorized 100,000 shares, $100
             par value per share, issued
             66,806 & 64,053 shares                   6,680,600           6,405,300
         Common Stock, Class B
             Subscribed 6,285.87 & 4,804.89
             shares                                     628,587             480,489
                Less Subscription Receivable            (37,447)            (25,475)
         Preferred Stock 10% Cumulative,
             authorized 100,000 shares, $100
             par value per share, issued
             69,619 & 66,826 shares                   6,961,900           6,682,600
         Preferred Stock, Subscribed
             6,285.87 & 4,804.89 shares                 628,587             480,489
                 Less Subscription Receivable           (37,447)            (25,475)
         Paid in Surplus                                418,519             403,489
                                                    -----------         -----------
                                                    $16,281,299         $15,403,417
         Less: Cost of Treasury Stock
             2,158 & -0- shares                         215,800                 -0-
                                                    -----------         -----------
                                                    $16,065,499         $15,403,417

       Retained Earnings exclusive of other
             comprehensive earnings (Note 7)          5,558,995           5,929,180
       Retained Earnings applicable to other
             comprehensive earnings (Note 7)             37,609              61,367
                                                    -----------         -----------
                                                      5,596,604           5,990,547
                                                    -----------         -----------

             Total Stockholders' Equity             $21,662,103         $21,393,964
                                                    -----------         -----------

       TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                         $49,506,172         $41,247,718
       --------------------                         ===========         ===========

     The accompanying notes are an integral part of the Condensed Financial Statements.

                                                       HANDY HARDWARE WHOLESALE, INC.
                                                       CONDENSED STATEMENT OF EARNINGS
                                                                     (UNAUDITED)

                                                 QUARTER                                 SIX MONTHS
                                               ENDED JUNE 30,                           ENDED JUNE 30,
                                      -------------------------------         --------------------------------
                                        2001                 2000                 2001                   2000
                                        ----                 ----                 ----                   ----

REVENUES
--------
Net Sales                           $ 43,454,763         $ 40,213,024         $ 90,012,852         $ 86,571,430
Sundry Income                            345,252              388,070            1,124,706              972,399
                                    ------------         ------------         ------------         ------------
TOTAL REVENUES                      $ 43,800,015         $ 40,601,094         $ 91,137,558         $ 87,543,829
--------------                      ------------         ------------         ------------         ------------

EXPENSE
-------
Net Mat'l. Costs                    $ 38,796,981         $ 35,693,890         $ 81,529,878         $ 77,732,930
Payroll Costs                          2,164,357            1,907,047            4,309,585            3,840,337
Other Operating Costs                  2,560,611            2,603,243            4,789,859            4,960,635
Interest Expense                          52,687               34,790               85,673               49,859
                                    ------------         ------------         ------------         ------------
TOTAL EXPENSE                       $ 43,574,636         $ 40,238,970         $ 90,714,995         $ 86,583,761
-------------                       ------------         ------------         ------------         ------------

NET EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                          $    225,379         $    362,124         $    422,563         $    960,068
-------------------                 ------------         ------------         ------------         ------------


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5)                      (84,880)            (132,598)            (157,011)            (341,338)
------------------                  ------------         ------------         ------------         ------------

NET EARNINGS                        $    140,499         $    229,526         $    265,552         $    618,730
------------                                                                                       ------------

OTHER COMPREHENSIVE EARNINGS
----------------------------
Unrealized Gain (Loss)on
  Securities (Note 7)               $     26,624         $    (24,840)        $    (35,996)        $     41,433
Provision for Federal
  Income Tax (Note 5)                     (9,053)               8,446               12,238              (14,087)
                                    ------------         ------------         ------------         ------------
Other Comprehensive
  Earnings Net of Tax               $     17,571         $    (16,394)        $    (23,758)        $     27,346
                                    ------------         ------------         ------------         ------------
TOTAL COMPREHENSIVE
  EARNINGS                          $    158,070         $    213,132         $    241,794         $    646,076
-------------------                 ------------         ------------         ------------         ------------

LESS ACCRUED
DIVIDENDS ON
PREFERRED STOCK                         (158,933)            (146,481)            (317,868)            (292,962)
---------------                     ------------         ------------         ------------         ------------

NET EARNINGS (LOSS)
APPLICABLE
TO COMMON
STOCKHOLDERS                        $       (863)        $     66,651         $    (76,074)        $    353,114
------------                        ============         ============         ============         ============

NET EARNINGS (LOSS) PER
SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                    $      (0.01)        $       0.90         $      (0.95)        $       4.80
----------------                    ============         ============         ============         ============

     The accompanying notes are an integral part of the Condensed Financial Statements.

                                                       HANDY HARDWARE WHOLESALE, INC.
                                                           STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)



                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         2001                 2000
                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Total Comprehensive Earnings                                    $   241,794         $   646,076
                                                                     -----------         -----------
         Adjustments to Reconcile Net
              Earnings to Net Cash Provided by
              Operating Activities:
                  Depreciation                                       $   576,049         $   491,147
                  Increase (Decrease) in Deferred
                    Income Tax                                             8,723              15,206
                  Unrealized (gain)loss
                    In fair market value of securities                    35,995             (41,433)

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                             $(3,087,616)        $(1,355,532)
         Increase in Notes Receivable                                    (27,110)            (76,605)
         Increase in Inventory                                        (1,417,838)         (1,373,954)
         (Increase) Decrease in Other Assets                             112,234            (166,589)
         Increase in Note Payable-Vendor                                  31,944              82,881
         Increase in Accounts Payable                                  4,514,582           3,543,163
         Increase in Other Liabilities                                   101,118               8,954
         Increase in Federal Income
              Taxes Payable                                               10,229             110,385
         Increase in Deferred Compensation Payable                         1,158              45,634
                                                                     -----------         -----------
              TOTAL ADJUSTMENTS                                      $   859,468         $ 1,283,257
                                                                     -----------         -----------
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES                                   $ 1,101,262         $ 1,929,333
                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Capital Expenditures                                            $(3,900,029)        $(1,381,956)
     Investment in Deferred Compensation Funded                          (35,995)             (3,085)
     Reinvested dividends, interest & capital gains                       (1,158)             (1,116)
                                                                     -----------         -----------
         NET CASH USED FOR
         INVESTING ACTIVITIES                                        $(3,937,182)        $(1,386,157)
                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Increase Note Payable - Line of Credit                          $ 3,260,000         $   250,000
     Increase (Decrease) in Notes Payable - Stock                         17,600              (6,920)
     Increase (Decrease) in Notes Payable -
         Capital Lease                                                    44,961             (35,563)
     Increase in Subscription Receivable                                 (23,944)            (12,810)
     Proceeds From Issuance of Stock                                     901,826             928,779
     Purchase of Treasury Stock                                         (215,800)           (382,750)
     Dividends Paid                                                     (635,737)           (585,925)
                                                                     -----------         -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                   $ 3,348,906         $   154,811
                                                                     -----------         -----------

NET INCREASE
IN CASH & CASH EQUIVALENTS                                           $   512,986         $   697,987

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                              1,221,788           1,173,749
                                                                     -----------         -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD                             $ 1,734,774         $ 1,871,736
                                                                     ===========         ===========

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
     Interest Expense Paid                                           $    85,673         $    49,859
     Income Taxes Paid                                                   125,821             450,604

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

          Handy sells to its member-dealers products primarily for retail hardware, lumber and home center stores. In addition, we offer advertising and other services to member-dealers. Handy wholesales hardware to its member-dealers in Texas, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Florida, Colorado, New Mexico and Belize.

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

(5)       Earnings Per Share:
          -------------------
          Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock, as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                     QUARTER ENDED                     SIX MONTHS ENDED
                                                      JUNE 30,                             JUNE 30,
                                               2001               2000             2001              2000
                                               ----               ----             ----              ----

Calculation of Net Earnings Per Share
      of Common Stock
      Total Comprehensive Earnings           $ 158,070         $ 213,132         $ 241,794         $ 646,076
      Less: Accrued Dividends
            on Preferred Stock                (158,933)         (146,481)         (317,868)         (292,962)
                                             ---------         ---------         ---------         ---------
                                             $    (863)        $  66,651         $ (76,074)        $ 353,114

      Weighted Average
         Shares of Common Stock
         (Class A & Class B)
         outstanding                            81,515            74,226            80,160            73,497


      Net Earnings(Loss)Per Share
      of Common Stock                        $   (0.01)        $     .90         $   (0.95)        $    4.80
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

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the six months ended June 30, 2001 contained herein, therefore, are net of dividends actually paid during the first quarter of 2001 in the amount of $635,737.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment Consists of:
                                     JUNE 30,       DECEMBER 31,
                                       2001            2000
                                   ------------     ------------

Land                               $  3,207,866     $  3,207,866
Building & Improvements              14,818,823       11,342,194
Furniture, Computer, Warehouse        4,016,725        3,642,310
Transportation Equipment                547,910          561,104
                                   ------------     ------------
                                   $ 22,591,324     $ 18,753,474

Less:  Accumulated Depreciation      (6,063,176)      (5,549,306)
                                   ------------     ------------
                                   $ 16,528,148     $ 13,204,168
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

Notes Receivable are classified as follows:

                                                              CURRENT PORTION                        NONCURRENT PORTION
                                                           ------------------------             ----------------------------
                                                            JUNE 30,       DEC. 31,              JUNE 30,            DEC. 31,
                                                           --------        -------               -------             -------
                                                              2001           2000                  2001                2000
                                                              ----           ----                  ----                ----

Deferred Agreements                                          $   -0-        $   -0-              $341,919            $309,975
Installment Sale Agreements                                    2,754          6,904                   251                 935
                                                             -------        -------              --------            --------
                                                             $ 2,754        $ 6,904              $342,170            $310,910
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

Notes Payable - Stock are classified as follows:

                                                              CURRENT PORTION                        NONCURRENT PORTION
                                                           ------------------------             ----------------------------
                                                           JUNE 30,        DEC. 31,              JUNE 30,            DEC. 31,
                                                           --------        -------               -------             -------
                                                              2001           2000                  2001                2000
                                                              ----           ----                  ----                ----

Deferred Agreements                                          $48,000        $57,000              $783,160            $756,560


Principal payments due over the next five years are as follows:

                                                  2001              $ 48,000
                                                  2002                32,800
                                                  2003               324,280
                                                  2004               358,200
                                                  2005                41,280
                                                  Thereafter          26,600
                                                                    --------
                                                                    $831,160
                                                                    ========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES
---------------------

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

The major categories of deferred income tax provisions are as follows (based on FASB 109):

                                                      QUARTER ENDED          YEAR ENDED
                                                          JUNE 30,          DECEMBER 31,
                                                           2001                 2000
                                                      --------------        ------------

Excess of tax over book depreciation                   $ 1,341,505          $ 1,298,890

Allowance for Bad Debt                                     (29,749)             (29,749)
Inventory - Ending inventory adjustment
         for tax recognition of Sec. 263A
         Uniform Capitalization Costs                     (332,004)            (320,046)

Deferred Compensation                                     (349,453)            (344,453)
                                                       -----------          -----------

         Total                                             630,299              604,642
         Statutory Tax Rate                                     34%                  34%
                                                       -----------          -----------
         Cumulative Deferred Income Tax Payable        $   214,301          $   205,578
                                                       ===========          ===========

Classified as:
     Current Liability                                 $       -0-          $       -0-
     Noncurrent Liability                                  214,301              205,578
                                                       -----------          -----------
                                                       $   214,301          $   205,578
                                                       ===========          ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                      QUARTER ENDED        QUARTER ENDED
                                                          JUNE 30,             JUNE 30,
                                                           2001                 2000
                                                      --------------        ------------
Principal Components of Income Tax Expense
         Federal:
              Current
              Income tax paid                          $    55,038          $   350,269
              Carry-over of prepayment
                  from prior year                           70,783              100,335
              Refund received for overpayment
                  from prior year                              -0-                  -0-
                                                       -----------          -----------
                                                       $   125,821          $   450,604
         Federal Income Tax Payable (Receivable)            10,229             (110,385)
              Carry-over to subsequent year                    -0-                  -0-
                                                       -----------          -----------
                  Income tax for tax reporting
                  at statutory rate of 34%             $   136,050          $   340,219
              Deferred
              Adjustments for financial reporting:
                  Depreciation                              14,489               17,607
                  263A Uniform Capitalization Costs         (4,066)                (701)
                  Other                                     (1,700)              (1,700)
                                                       -----------          -----------
              Provision for federal income tax         $   144,773          $   355,425
                                                       ===========          ===========

     Handy is not exempt from income tax except for municipal bond interest earned in the amount of $1,157.

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

1. Deferred compensation funded in the amount of $427,870 on the Balance Sheet as a non-current asset at June 30, 2001, includes equity securities classified as investments available for sale in the amount of $338,559 at fair market value. The $338,559 includes $56,984 unrealized gain on securities resulting from the increase in fair market value. The cost of the equity securities is $281,575.

2.   Changes in Equity securities

                                                            Six Months Ended
                                                            June 30, 2001                Cumulative
                                                              ----------------           ----------
     Beginning Balance-January 1, 2001                        $   370,312                $      -0-
     Purchases                                                      3,085                   114,315
     Dividends, interest and capital gains                          1,157                   167,260
     Unrealized gains (losses) on
           securities resulting from
           increase (decrease) in fair market value               (35,995)                   56,984
                                                              -----------                ----------
     Balance-June 30, 2001                                    $   338,559                $  338,559
                                                              ===========                ==========


3.   Components of Comprehensive Earnings

                                 Net Earnings Exclusive          Other Comprehensive                     Total
                                      of Other                   Earnings-Unrealized                 Comprehensive
                                 Comprehensive Earnings     Gains (Losses) on Securities               Earnings
                                 ----------------------     ----------------------------             -------------
     Net Earnings (Loss) Before
       Provision for
       Federal Income Tax           $   422,563                 $ (35,996)                           $  386,567
     Provision for
       Federal Income Tax              (157,011)                   12,238                              (144,773)
                                    ------------                ----------                            ----------
     Total Comprehensive Earnings   $   265,552                 $ (23,758)                           $  241,794
                                    ============                ==========                           ===========

4.   Components of Retained Earnings

                                        Retained Earnings           Retained Earnings
                                       Exclusive of Other          Applicable to Other                      Total
                                       Comprehensive Earnings      Comprehensive Earnings              Retained Earnings
                                      ----------------------      ----------------------              -----------------
     Balance-January 1, 2001                $5,929,180               $   61,367                          $5,990,547
     Add: Net earnings (Losses) six months
          Ended June 30, 2001                  265,552                  (23,758)                            241,794
     Deduct: Cash Dividends on
             Preferred Stock                   635,737                      -0-                             635,737
                                            ----------               ----------                          ----------
     Balance-June 30, 2001                  $5,558,995               $   37,609                          $5,596,604
                                            ==========               ==========                          ==========

NOTE 8 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.

                                                            June 30, 2001                      December 31, 2000
                                                            -------------                      -----------------
     Accounts Receivable                                    $13,043,436                          $ 9,931,878
     Subscription Receivable                                    (74,893)                             (50,951)
     Allowance for Doubtful Accounts                            (29,749)                             (29,749)
                                                            -----------                          -----------
     Accounts Receivable, Net of
           Subscription Receivable and
           Allowance for Doubtful Accounts                  $12,938,794                          $ 9,851,178
                                                            ===========                          ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     The U. S. economic environment, which rapidly deteriorated in the fourth quarter of 2000 and eroded even further in the first quarter of 2001, rebounded in the second quarter of 2001. Net sales in the second quarter of 2001 increased 8.1% ($3,241,739) over sales during the same period in 2000, compared to a 6.9% growth rate ($2,609,004) in the second quarter of 2000 over 1999's second quarter.

     Net sales during the first six months of 2001 increased 4.0% ($3,441,422) over sales during the same period in 2000,compared to a 6.8% increase in sales ($5,507,613) for the same period in 2000 over 1999.

     Net Sales. With the overall economy and consumer confidence still showing signs of weakness, the stock market remaining below 2000 levels, pressure from retail warehouses continuing and bad weather conditions during the first quarter of 2001, the sales growth during the first six months of 2000 in several of our selling territories was more robust than in the first six months of 2001.

     Over the past few years several selling territories have experienced a sharper increase in the number of member-dealers than other selling territories. Therefore, in order to insure that each regional district manager can adequately service all of his member-dealers, at the beginning of 2001 we reorganized five of our selling territories by reallocating the member-dealers among the Houston Area, the Austin, Brenham and Central Texas Area, the Southern Louisiana Area, the Arkansas Area and the Baton Rouge, New Orleans and Gulf Coast East Area.

     Because of the reorganization, comparing first six months sales in these selling territories for 2001 versus 2000 yields results which do not necessarily reflect sales by the same member-dealers for the two periods. Aside from the variance in net sales caused by the reorganization, during the first half of 2001 our growth rate in net sales increased. However, that growth was limited by factors such as poor climate and weak economic conditions in certain of our selling territories.

     The following table summarizes our sales during the first six months of 2001 and 2000 by sales territory:

                                            First Six Months 2001                                First Six Months 2000
                                      -----------------------------------------------            --------------------------
                                                              % Increase
                                                              (Decrease)
                                                              in Sales
                                                              From First        % of                                 % of
                                                              Six Months        Total                                Total
Sales Territory                       Sales                   of 2000           Sales              Sales             Sales
---------------                       -----                   -------           -----              -----             -----
Houston Area                          $20,136,716               (6.61%)         22.4%          $21,262,156           24.6%

Victoria, San Antonio,
Corpus Christ &
Rio Grande Valley Area*                18,501,807                7.59%          20.6%           17,196,934           19.9%

North Texas, Dallas
& Fort Worth Area                      11,134,638                5.20%          12.4%           10,583,804           12.2%

Austin, Brenham &
Central Texas Area                     10,922,522                6.54%          12.1%           10,624,978           12.3%

Southern Louisiana Area                 7,259,401               (7.23%)          8.1%           10,182,552           11.8%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                            7,756,343                4.47%           8.6%            6,815,207            7.9%

Arkansas Area                           6,326,925               14.10%           7.0%            4,096,539            4.7%

Oklahoma Area                           6,181,473                8.70%           6.9%            5,686,737            6.6%

West Texas, New Mexico Area (2)         1,680,467              325.21%           1.9%               22,685             N/A
                                      -----------              ------           ----
         Totals:                      $89,900,292 (1)                          100.0%          $86,471,592(1)       100.0%
                                      ===========                              =====           ============         =====

------------------------------------------------------
* Includes sales to Mexico and Central America member-dealers.
(1) Total does not include miscellaneous sales to employees.
(2) Sales for the West Texas, New Mexico Area commenced in June of 2000.

     Net Material Costs and Rebates. Net material costs for the second quarter and first six months of 2001 were $38,796,981 and $81,529,878, respectively, compared to $35,693,890 and $77,732,930, respectively, for the same periods in 2000. Net material costs for the second quarter and first six months of 2001 increased 8.7 percent and 4.9 percent, respectively, over the same periods in 2000, which increases were slightly higher than the increases in net sales for the same periods (8.1% increase for the second quarter of 2001 and 4.0% increase for the first six months of 2001). Net material costs were 89.3 percent of net sales in the second quarter of 2001, as compared to 88.8 percent of sales for the same period in 2000, while for the first six months of 2001 and 2000 net materials costs were 90.6 percent and 89.8 percent of sales, respectively. The slight percentage increases during these periods in 2001 compared to 2000 resulted from a significant decrease in factory rebates due to a timing difference in the recognition of rebates. Factory rebates, which were taken as a credit against material costs in both the second quarters and first halves of 2001 and 2000, decreased $100,843 or 8.2 percent in the second quarter of 2001 (2001 - $1,132,949 vs. 2000 - $1,233,792) while rebates for the first six months of 2001 decreased $294,567 or 11.1 percent (2001 - $2,363,966 vs. 2000 -
$2,658,533). In addition, as a result of vendors tightening their credit terms, purchase discounts were $163,610 lower in the second quarter of 2001 when compared to the second quarter of 2000 (2001 - $1,103,277 vs. 2000 - $1,266,887)
and $200,673 lower for the first six months of 2001 as compared to the same period the previous year (2001 - $1,581,007 vs. 2000 - $1,781,680). However, these negative factors were offset by increased sales of inventory items sold at a higher gross margin. Sales with a markup of 9 percent, our highest gross margin, increased from $22,122,642 in the second quarter of 2000 to $24,627,989 during the second quarter of 2001, while these sales for the first six months of 2000 and 2001 were $45,263,876 and $48,812,187, respectively.

     Payroll Costs. With unemployment at a three decade low, the U.S. labor market has seldom been tighter as we have seen, for example, with the ongoing shortage of qualified truck drivers. The increases in payroll costs for the second quarter and first six months of 2001 resulted from salary increases needed to attract or retain high-quality employees. In addition, due to a 14.9% increase in warehouse sales in the second quarter of 2001 (2001 - $28,429,142 vs. 2000 - $25,737,771) and a 7.6% increase in warehouse sales in the first six months of 2001 (2001 - $57,600,675 as compared to 2000 - $53,543,397), it was necessary to increase the number of employees (2001 - 302 vs. 2000 - 282), particularly in our warehouse, in order to continue to provide goods to our member-dealers on a timely basis. As a result, payroll costs for the second quarter and first six months of 2001 rose sharply, increasing 13.5 percent and
12.2 percent, respectively, over the same periods in 2000.

     Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the second quarter of 2001 constituted 5.0 percent of both net sales and total expenses, compared to 4.6 percent of each for the same quarter of 2000. Payroll costs were
4.8 percent of both net sales and total expenses for the first six months of 2001 as compared to 4.4 percent for the same period in 2000. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     Other Operating Costs. During the second quarter and for the first six months of 2001, other operating costs decreased 1.6 percent and 3.4 percent, respectively, compared to the same periods of 2000. Other operating costs also decreased as a percentage of total expenses, accounting for 5.9% of total expenses in the second quarter of 2001 as compared to 6.5% of total expenses for the second quarter of 2000. For the six month period ending June 30, 2001, other operating costs were only 5.3% of total expenses as compared to 5.7% of total expenses during the same period in 2000. In both comparisons, all of the decrease in other operating expenses can be attributed to a decline in accruals typically made in the second quarter and during the first six months of the year for property taxes, employee bonuses and employee retirement (a combined decrease of $74,564 for the second quarter of 2001 and a decrease of $453,586 for the six month period ending June 30, 2001.) The aggregate decline in these accruals offset the factors contributing to the overall increase in total expenses, such as the increase in payroll expense ($257,310 increase in the second quarter of 2001 and a $469,248 increase in the first six months of 2001 over the respective 2000 periods), the decline in factory rebates ($100,843 decline in the second quarter of 2001 and $294,567 decrease in the first six months of 2001 from the same 2000 periods) and the decrease in purchase discounts ($163,610 in the second quarter of 2001 from the same 2000 period and $200,673 for the period ending June 30, 2001 from the same 2000 period).

     Net Earnings and Earnings Per Share. While net sales for the second quarter of 2001 increased $3,241,739, net material costs for the second quarter of 2001 increased $3,103,091 from levels of net sales and net material costs in the second quarter in 2000, resulting in an overll increase in gross margin of $138,648 (3.1%). This increase in gross margin, in addition to a $42,632 (1.6%)decrease in other operating expenses, was offset not only by a $42,818 (11.0%) decrease in other income during the same period, but was also offset by the substantial increase in payroll costs of $257,310 (13.5%). Thus pretax net earnings decreased 37.8 percent, from $362,124 for the second quarter of 2000 to $225,379 in the same 2001 period, while after-tax net earnings decreased by 25.8 percent, primarily due to factors previously discussed.

     Net sales for the first six months of 2001 increased only $3,441,423 (4.0%) while net material costs increased $3,796,948 (4.9%) from levels in the first six months in 2000, resulting in gross margin decreasing by $355,526 (4.0%). This decrease in gross margin, in addition to a $469,248 (12.2%) increase in payroll costs and an unrealized loss on securities of $35,996 (compared to a gain on securities of $41,433 in the same 2000 period), was offset by a decrease in other operating costs $170,776 (3.4%). Thus pretax net earnings decreased
56.0 percent, from $960,068 for the first six months of 2000 to $422,563 in the same 2001 period, while after-tax net earnings decreased by 62.6 percent. Net earnings in the first six months of 2001 decreased primarily due to factors previously discussed. However, the decrease in pretax net earnings in the first quarter of 2001 accounted for approximately 75.0% of the total decline in these earnings for the first half of 2001.

     Our net earnings per share decreased significantly in the second quarter and first half of 2001, as compared to the same period of 2000, due to the relatively large decrease in net earnings in these two periods of 2001 compared to the same periods of 2000. In addition, dividends accrued during these 2001 periods increased over 2000 levels. As a result, dividends accrued represented a larger percentage of net earnings in both periods of 2001 compared to 2000, resulting in a further decrease in net earnings per share.

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

     Seasonality. Our quarterly net earnings traditionally vary based on the timing of events which affect our sales. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. However, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather and economic conditions of our selling territories, any of which can affect net earnings. For example, during the second quarter of 2001, the cumulative effect of these timing differences, together with overall economic conditions, contributed to the dramatic decrease in net earnings. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. This decrease in sales, however, is offset in most years by corrections to inventory made at year end, causing net earnings to vary substantially from year to year in the fourth quarter.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Financial Condition and Liquidity. During the period ending June 30, 2001, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and delivery equipment to better meet the needs of our member-dealers. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy in our selling territories.

     During the first six months of 2001 there was an increase of $512,986 in our cash and cash equivalents as compared to an increase of $697,987 in the same 2000 period. During this period, we generated cash flow from operating activities of $1,101,262, as compared to $1,929,333 in the first six month of 2000. This decrease in cash flow was principally attributable to an increase in inventory and a significantly large increase in accounts receivable in the first six months of 2001 compared to the first six months of 2000, which increases were offset by an incrase in accounts payable. In addition, cash flow was negatively effected due to total comprehensive earnings decreasing by $404,282 (2001 - $241,794 versus 2000 - $646,076).

     Accounts payable increased $4,514,582 during the first six months of 2001 as compared to an increase of only $3,543,163 during the same period in 2000. This increase was due primarily to extended payment terms offered to us by suppliers.

     Inventory had 37,780 stockkeeping units in the period ending June 30, 2001, which were maintained in response to member-dealer demand for more breadth of inventory. The increase in inventory of $1,417,838 in the first six months of 2001, was comparable to the increase in inventory of $1,373,954 in the same period in 2000, due to the shrinking availability of warehouse space during the first six months of 2001 as the Company awaited completion of the final phase of its new 241,000 square foot warehouse addition.

     In the first six months of 2001 and 2000, accounts receivable increased $3,087,616 and $1,355,532, respectively. For both periods, these increases of accounts receivable were mainly attributable to extended payment terms offered to member-dealers at the spring trade show.

     Net cash used for investing activities increased in the first six months of 2001 and 2000 by $3,937,182 and $1,386,157, respectively. The significant increase in 2001 over 2000 was almost entirely due to the warehouse expansion program. The warehouse expansion project accounted for approximately 89% and 60% of cash used for capital investments for the first six months of 2001 and 2000, respectively.

     Net cash provided by financing activities was $3,348,906 in the period ending June 30, 2001 as compared to $154,811 during the same period in 2000. The increase of net cash provided in the 2001 period as compared to the same period in 2000 was principally attributable to differences in borrowings on our line of credit as a result of capital expenses for our warehouse expansion project, offset by a decrease in the amount used to repurchase shares from retiring member-dealers during the 2001 period. In the periods ending June 30, 2001 and June 30, 2000, borrowings on our line of credit were $3,260,000 and $250,000, respectively. In addition the repurchase of $215,800 of stock from retiring member-dealers in the first six months of 2001 had a positive effect on cash flow of $166,950, when compared to the $382,750 used to repurchase stock in the same 2000 period.

     Our continuing ability to generate cash to fund our activities is highlighted by three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                               JUNE 30,              DECEMBER 31,            JUNE 30,
                                               2001                  2000                    2000
                                               ----                  ----                    ----

Working Capital                                $7,813,937            $9,152,750              $10,153,497

Current Ratio                                  1.3 to 1              1.5 to 1                1.5 to 1

Long-term Debt as Percentage
       of Capitalization                        15.9%                8.0%                     9.6%

     These key liquidity measures have remained relatively constant over the past few years. However, in 2001 these ratios have been negatively effected by the capital expenditures for our warehouse expansion, as well as borrowings on our line of credit for this expansion.

     During the remainder of 2001, we expect to further expand our existing customer base in West Texas, Oklahoma, Arkansas and New Mexico. We will finance this expansion with receipts from the sale of stock to new and current member-dealers and with anticipated increased revenues from sales to member-dealers in these selling territories. We expect that this expansion will have a beneficial effect on our ability to generate cash to meet our funding needs.

     In the first six months of 2001, we maintained a 93.9 percent service level (the measure of our ability to meet member-dealers' orders out of current stock) as compared to a service level of 95.0 for the same period in 2000. This slight decline in service level in 2001 can be attributed to crowded work areas as we await the opening of our new expanded warehouse facility. Inventory turnover was
6.2 times during the first six months of 2001 and 6.1 times for the first six months of 2000. This rate of inventory turnover, which is higher than the national industry average of 3.8, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

     Capital Resources. In the six month periods ending June 30, 2001, and June 30, 2000, our investment in capital assets (net of dispositions) was $3,900,029 and $1,381,956, respectively. Approximately 89.1 percent ($3,476,629) of the amount expended in the first six months of 2001 was used for capital expenditures related to the expansion of our warehouse. The total cost for the warehouse expansion project will be approximately $8.8 million, of which approximately $5 million have been funded entirely from our working capital. In addition, 7.7 percent ($301,321) was used to purchase warehouse equipment. By comparison, of the total amount expended in the first six months of 2000, $827,721 was used to construct an employee parking lot and to fund other capital expenditures related to the expansion of our warehouse, $148,373 was used to purchase trailers, $133,660 was used to purchase warehouse equipment,$132,574 was used to upgrade our fleet of automobiles and $105,863 was used to purchase computer equipment.

     Under our unsecured $10 million revolving line of credit with Chase Bank of Texas, used from time to time for our working capital and other financing needs, $3,260,000 was outstanding on June 30, 2001.

     During the remainder of 2001, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: approximately $618,000 to complete the expansion and upgrading of our current warehouse facility, $60,000 to upgrade computer equipment, $30,000 to purchase office furniture and equipment and $30,000 to improve our automobile fleet.

     Our cash position of $1,734,774 at June 30, 2001, is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including additional draws on our line of credit, may be needed to fund the remaining portion of the expansion project.

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

Item 1.        Legal Proceedings - None

Item 2.        Changes in Securities and Use of Proceeds - None

Item 3.        Defaults Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders

               At the Annual Shareholders Meeting held on May 09, 2001, Doug Ashy, Jr., William R. Hill and Jimmy T. Pate were elected to serve as Directors of the Company for three-year terms. James D. Tipton, President of the Company, was elected to serve a one-year term. The other Directors continuing to serve are: Norman J. Bering, Susie Bracht-Black, and Richard A. Lubke, whose terms will expire at the Annual Shareholders Meeting to be held in May 2002, and Craig E. Blum, Ben J. Jones and Leroy Welborn, whose terms will expire at the Annual Shareholders Meeting in May 2003.

                                         No. of Votes             No. of Votes         No. of Votes
Nominees for Directors                       For                     Against             Abstain           Approval
----------------------                   ------------             ------------         -------------       --------
Doug Ashy, Jr.                              5930                     80                   -0-                 Yes
William R. Hill                             5930                     80                   -0-                 Yes
Jimmy T. Pate                               5930                     80                   -0-                 Yes
James D. Tipton                             5930                     90                   -0-                 Yes

     Other proposals submitted to a vote of security holders were as follows:

                                        No. of Votes             No. of Votes          No. of Votes
Proposal                                     For                    Against              Abstain           Approval
--------                                 ------------             ------------         ------------        --------


Amending the Company's                      5150                    480                   260                 Yes
Bylaws to Allow the Company
to Issue Uncertificated
Shares of Capital Stock

Amending the Company's                      5640                     150                  100                 Yes
Bylaws to Provide the Board
of Directors with the Option
to Designate the Date and
Time of the Annual Meeting
of Shareholders

Amending the Company's                      5780                      50                   60                 Yes
Bylaws to Allow the Company
to Deliver the Notice of
Meeting to its Shareholders
up to Sixty Days Prior to
the Annual Meeting of
Shareholders


Item 5.        Other Information - None

Item 6.        Exhibits & Reports on Form 8-K

(a)  Exhibits

     Exhibit Number
     --------------

     10.1 Revolving Promissory Note and Fifth Amendment to Amendment and Restatement of Credit Agreement between the Company and The Chase Manhattan Bank dated April 30, 2001.

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


Date
      ----------------------------