Form 10-Q
period 2001-09-30
HANDY HARDWARE WHOLESALE INC
filed 2001-11-13
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

        [X]          Quarterly Report Pursuant to Section 13 or 15(d) of
                            the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 2001.

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

The number of shares outstanding of each of the Registrant's classes of common stock as of September 30, 2001, was 10,500 shares of Class A Common Stock, $100 par value, and 69,073 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.
                                    FORM 10-Q
                       Quarter Ended - September 30, 2001


                                      INDEX



PART I            Financial Information                                 Page No.
                                                                        -------

         Item     1.       Financial Statements

                     Condensed Balance Sheet September 30, 2001
                           and December 31, 2000 .......................     3-4

                     Condensed Statement of Earnings - Three Months &
                           Nine Months Ended September 30, 2001 and 2000       5

                     Condensed Statement of Cash Flows - Nine Months
                           Ended September 30, 2001 and 2000.............      6

                     Notes to Condensed Financial Statements..........      7-13


         Item 2.     Management's Discussion & Analysis of Financial
                           Condition and Results of Operations............ 14-20

         Item 3.     Quantitative & Qualitative Disclosures About
                           Market Risk....................................    20

PART II           Other Information

         Items 1-6         None                                               20

         Signatures                                                           21

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                               2001                   2000
                                                                           -------------           ------------
ASSETS

CURRENT ASSETS
   Cash                                                                      $ 2,694,012           $ 1,221,788
   Accounts Receivable, net of
        subscriptions receivable and
        allowance for doubtful
        accounts (Note 8)                                                     14,614,033             9,851,178
   Notes Receivable (Note 3)                                                       1,636                 6,904
   Inventory                                                                  19,229,207            15,967,049
   Other Current Assets                                                          171,533               243,169
                                                                             -----------           -----------
                                                                             $36,710,421           $27,290,088
                                                                             -----------           -----------

PROPERTY, PLANT AND EQUIPMENT (Note 2)
   At Cost Less Accumulated Depreciation
   of $6,377,288(2001) and $5,549,306 (2000)                                 $16,934,764           $13,204,168
                                                                             -----------           -----------

OTHER ASSETS
    Notes Receivable (Note 3)                                                $   338,955           $   310,910
    Deferred Compensation Funded                                                 428,435               426,712
    Other Noncurrent Assets                                                          -0-                15,840
                                                                             -----------           -----------
                                                                             $   767,390           $   753,462
                                                                             -----------           -----------
TOTAL ASSETS                                                                 $54,412,575           $41,247,718
                                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note Payable-Line of Credit                                              $ 1,980,000           $       -0-
    Notes Payable-Stock (Note 4)                                                  40,560                57,000
    Notes Payable-Capital Lease                                                   17,669                 7,889
    Accounts Payable - Trade                                                  25,583,199            17,415,001
    Other Current Liabilities                                                    808,185               657,448
    Federal Income Taxes Payable (Note 5)                                          4,854                   -0-
                                                                             -----------           -----------
                                                                             $28,434,467           $18,137,338
                                                                             -----------           -----------
NONCURRENT LIABILITIES
    Note Payable-Line of Credit                                              $ 1,980,000           $       -0-
    Notes Payable-Stock (Note 4)                                                 761,960               756,560
    Notes Payable-Capital Lease                                                   48,355                17,591
    Notes Payable-Vendor                                                         338,955               309,975
    Deferred Compensation Payable                                                428,435               426,712
    Deferred Income Taxes Payable (Note 5)                                       241,117               205,578
                                                                             -----------           -----------
                                                                             $ 3,798,822           $ 1,716,416
                                                                             -----------           -----------
TOTAL LIABILITIES                                                            $32,233,289           $19,853,754
                                                                             -----------           -----------



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.


                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                                                          SEPTEMBER 30,                DECEMBER 31,
                                                                                             2001                         2000
                                                                                          ------------                 ------------
STOCKHOLDERS' EQUITY

    Common Stock, Class A,
        authorized 20,000 shares, $100
        par value per share, issued
     10,760 & 10,020 shares                                                               $  1,076,000                 $  1,002,000
    Common Stock, Class B,
        authorized 100,000 shares, $100
        par value per share, issued
        70,140 & 64,053 shares                                                               7,014,000                    6,405,300
    Common Stock, Class B
        Subscribed 5,112.86 & 4,804.89
        shares                                                                                 511,286                      480,489
           Less Subscription Receivable                                                        (41,327)                     (25,475)
    Preferred Stock 10% Cumulative,
        authorized 100,000 shares, $100
        par value per share, issued
        73,063 & 66,826 shares                                                               7,306,300                    6,682,600
    Preferred Stock, Subscribed
        5,112.86 & 4,804.89 shares                                                             511,286                      480,489
            Less Subscription Receivable                                                       (41,327)                     (25,475)
    Paid in Surplus                                                                            420,439                      403,489
                                                                                          ------------                 ------------
                                                                                          $ 16,756,657                 $ 15,403,417
    Less: Cost of Treasury Stock
        24,580 & -0- shares                                                                   (245,800)                         -0-
                                                                                          ------------                 ------------
                                                                                          $ 16,510,857                 $ 15,403,417

  Retained Earnings exclusive of other
        comprehensive earnings (Note 7)                                                      5,671,694                    5,929,180
  Retained Earnings applicable to other
        comprehensive earnings (Note 7)                                                         (3,265)                      61,367
                                                                                          ------------                 ------------
                                                                                             5,668,429                    5,990,547
                                                                                          ------------                 ------------

        Total Stockholders' Equity                                                        $ 22,179,286                 $ 21,393,964
                                                                                          ------------                 ------------

  TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                                                                    $ 54,412,575                 $ 41,247,718
                                                                                          ============                 ============




The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                         CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                               QUARTER                                     NINE MONTHS
                                                          ENDED SEPTEMBER 30,                            ENDED SEPTEMBER 30,
                                                    ----------------------------------              --------------------------------
                                                         2001                 2000                  2001                   2000
                                                         ----                 ----                  ----                   ----

REVENUES
Net Sales                                           $  45,810,043         $  45,842,797         $ 135,822,895         $ 132,414,227
Sundry Income                                             774,826               546,562             1,899,532             1,518,961
                                                    -------------         -------------         -------------         -------------
TOTAL REVENUES                                      $  46,584,869         $  46,389,359         $ 137,722,427         $ 133,933,188
                                                    -------------         -------------         -------------         -------------

EXPENSE
Net Mat'l. Costs                                    $  41,479,089         $  41,591,943         $ 123,008,967         $ 119,324,873
Payroll Costs                                           2,329,542             2,094,641             6,639,127             5,934,978
Other Operating Costs                                   2,541,067             2,408,350             7,330,926             7,368,985
Interest Expense                                           53,617                29,227               139,290                79,086
                                                    -------------         -------------         -------------         -------------
TOTAL EXPENSE                                       $  46,403,315         $  46,124,161         $ 137,118,310         $ 132,707,922
                                                    -------------         -------------         -------------         -------------

NET EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                                          $     181,554         $     265,198         $     604,117         $   1,225,266
                                                    -------------         -------------         -------------         -------------


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5)                                       (68,855)              (96,320)             (225,866)             (437,658)
                                                    -------------         -------------         -------------         -------------

NET EARNINGS                                        $     112,699         $     168,878         $     378,251         $     787,608
                                                                                                                      -------------

OTHER COMPREHENSIVE EARNINGS
Unrealized Gain (Loss)on
  Securities (Note 7)                               $     (61,931)        $      (3,650)        $     (97,927)        $      37,783
Provision for Federal
  Income Tax (Note 5)                                      21,057                 1,241                33,295               (12,846)
                                                    -------------         -------------         -------------         -------------
Other Comprehensive
  Earnings Net of Tax                               $     (40,874)        $      (2,409)        $     (64,632)        $      24,937
                                                    -------------         -------------         -------------         -------------
TOTAL COMPREHENSIVE
  EARNINGS                                          $      71,825         $     166,469         $     313,619         $     812,545
                                                    -------------         -------------         -------------         -------------

LESS ACCRUED
DIVIDENDS ON
PREFERRED STOCK                                          (158,933)             (146,481)             (476,801)             (439,443)
                                                    -------------         -------------         -------------         -------------

NET EARNINGS (LOSS)
APPLICABLE
TO COMMON
STOCKHOLDERS                                        $     (87,108)        $      19,988         $    (163,182)        $     373,102
                                                    =============         =============         =============

NET EARNINGS (LOSS)
PER SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                                    $       (1.05)        $        0.26         $       (2.02)        $        5.04
                                                    =============         =============         =============         =============



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            2001               2000
                                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITY
     Total Comprehensive Earnings                                                      $   313,619          $   812,545
                                                                                       -----------          -----------
         Adjustments to Reconcile Net
              Earnings to Net Cash Provided by
              Operating Activities:
                  Depreciation                                                         $   827,982          $   780,437
                  Increase (Decrease) in Deferred
                    Income Tax                                                              35,539                7,919
                  Unrealized (gain) loss
                    In fair market value of securities                                      97,927              (37,783)

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                               $(4,762,855)         $(5,296,505)
         Increase in Notes Receivable                                                      (22,777)             (74,330)
         Increase in Inventory                                                          (3,262,158)          (1,564,812)
         Decrease in Other Assets                                                           87,476               65,097
         Increase in Note Payable-Vendor                                                    28,980               83,816
         Increase in Accounts Payable                                                    8,168,198            8,600,117
         Increase (Decrease) in Other Liabilities                                          150,737              (15,400)
         Increase in Federal Income
              Taxes Payable                                                                  4,854                  -0-
         Increase in Deferred Compensation Payable                                           1,723               45,638
                                                                                       -----------          -----------
              TOTAL ADJUSTMENTS                                                        $ 1,355,626          $ 2,594,194
                                                                                       -----------          -----------
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES                                                     $ 1,669,245          $ 3,406,739
                                                                                       -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                              $(4,558,578)         $(1,920,580)
     Investment in Deferred Compensation Funded                                            (97,927)              (6,170)
     Reinvested dividends, interest & capital gains                                         (1,723)              (1,685)
                                                                                       -----------          -----------
         NET CASH USED FOR
         INVESTING ACTIVITIES                                                          $(4,658,228)         $(1,928,435)
                                                                                       -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase Note Payable - Line of Credit                                            $ 3,960,000          $       -0-
     Increase (Decrease) in Notes Payable - Stock                                          (11,040)              (9,920)
     Increase (Decrease) in Notes Payable -
         Capital Lease                                                                      40,544              (38,047)
     Increase in Subscription Receivable                                                   (31,704)             (25,392)
     Proceeds From Issuance of Stock                                                     1,384,944            1,411,827
     Purchase of Treasury Stock                                                           (245,800)            (468,950)
     Dividends Paid                                                                       (635,737)            (585,925)
                                                                                       -----------          -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                     $ 4,461,207          $   283,593
                                                                                       -----------          -----------

NET INCREASE
IN CASH & CASH EQUIVALENTS                                                             $ 1,472,224          $ 1,761,897

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                                1,221,788            1,173,749
                                                                                       -----------          -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                               $ 2,694,012          $ 2,935,646
                                                                                       ===========          ===========

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
     Interest Expense Paid                                                             $   139,290          $    79,086
     Income Taxes Paid                                                                     152,178              479,575

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

(5)       Earnings Per Share:
          ------------------
          Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock, as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                         QUARTER ENDED                        NINE MONTHS ENDED
                                                                         -------------                        -----------------
                                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                                     2001             2000                2001               2000
                                                                     ----             ----                ----               ----

Calculation of Net Earnings Per Share
      of Common Stock
      Total Comprehensive Earnings                               $  71,825          $ 166,469          $ 313,619          $ 812,545
      Less: Accrued Dividends
            on Preferred Stock                                    (158,933)          (146,481)          (476,801)          (439,443)
                                                                 ---------          ---------          ---------          ---------
                                                                 $ (87,108)         $  19,988          $(163,182)         $ 373,102

      Weighted Average
         Shares of Common Stock
         (Class A & Class B)
         outstanding                                                83,142             75,915             80,773             73,966


      Net Earnings(Loss)Per Share
      of Common Stock                                            $   (1.05)         $    0.26          $   (2.02)         $    5.04
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

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the nine months ended September 30, 2001 contained herein, therefore, are net of dividends actually paid during the first quarter of 2001 in the amount of $635,737.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:

                                                             SEPTEMBER 30,                          DECEMBER 31,
                                                                2001                                     2000
                                                             -----------                            -----------

Land                                                         $ 3,207,866                            $ 3,207,866
Building & Improvements                                       15,445,762                             11,342,194
Furniture, Computer, Warehouse                                 4,136,999                              3,642,310
Transportation Equipment                                         521,425                                561,104
                                                             -----------                            -----------
                                                             $23,312,052                            $18,753,474

Less:  Accumulated Depreciation                               (6,377,288)                            (5,549,306)
                                                              -----------                            -----------
                                                             $16,934,764                            $13,204,168
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

Notes Receivable are classified as follows:

                                                              CURRENT PORTION                          NONCURRENT PORTION
                                                              ------------------                      ---------------------
                                                           SEPT. 30,        DEC. 31,             SEPT. 30,          DEC. 31,
                                                              2001            2000                 2001                2000
                                                              ----            ----                 ----                ----

Deferred Agreements                                          $   -0-        $   -0-              $338,955            $309,975
Installment Sale Agreements                                    1,636          6,904                   -0-                 935
                                                             -------        -------              --------            --------
                                                             $ 1,636        $ 6,904              $338,955            $310,910
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

Notes Payable - Stock are classified as follows:

                                                             CURRENT PORTION                         NON-CURRENT PORTION
                                                            ------------------                      --------------------
                                                         SEPT. 30,       DEC. 31,                SEPT. 30,          DEC. 31,
                                                         2001            2000                    2001               2000
                                                         ----            ----                    ----               ----

                                                         $40,560         $ 57,000                $761,960           $756,560

Principal payments due over the next five years are as follows:

                                                   2001           $ 40,560
                                                   2002             11,600
                                                   2003            324,280
                                                   2004            358,200
                                                   2005             41,280
                                               Thereafter           26,600
                                                                  --------
                                                                  $802,520

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

The major categories of deferred income tax provisions are as follows (based on FASB 109):

                                                                                        QUARTER ENDED     YEAR ENDED
                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                            2001            2000
                                                                                         -----------     -----------

Excess of tax over book depreciation                                                     $ 1,431,354     $ 1,298,890

Allowance for Bad Debt                                                                       (29,749)        (29,749)
Inventory - Ending inventory adjustment
         for tax recognition of Sec. 263A
         Uniform Capitalization Costs                                                       (337,983)       (320,046)

Deferred Compensation                                                                       (354,453)       (344,453)
                                                                                         -----------     -----------
         Total                                                                               709,169         604,642
         Statutory Tax Rate                                                                       34%             34%
                                                                                         -----------     -----------
         Cumulative Deferred Income Tax Payable                                          $   241,117     $   205,578
                                                                                         ===========     ===========

         Classified as:
              Current Liability                                                          $       -0-     $       -0-
              Noncurrent Liability                                                           241,117         205,578
                                                                                         -----------     -----------
                                                                                         $   241,117     $   205,578
                                                                                         ===========     ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                                         QUARTER ENDED     QUARTER ENDED
                                                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                                                             2001              2000
                                                                                         ------------      -------------
Principal Components of Income Tax Expense
         Federal:
              Current
              Income tax paid                                                            $    81,395        $   379,240
              Carry-over of prepayment
                  from prior year                                                             70,783            100,335
              Refund received for overpayment
                  from prior year                                                                -0-                -0-
                                                                                         -----------        -----------
                                                                                         $   152,178        $   479,575
         Federal Income Tax Payable (Receivable)                                               4,854                -0-
              Carry-over to subsequent year                                                      -0-            (36,990)
                                                                                         -----------        -----------
         Income tax for tax reporting
                  at statutory rate of 34%                                               $   157,032        $   442,585
              Deferred
              Adjustments for financial reporting:
                  Depreciation                                                                45,038             12,370
                  263A Uniform Capitalization Costs                                           (6,099)            (1,051)
                  Other                                                                       (3,400)            (3,400)
                                                                                         -----------        -----------
              Provision for federal income tax                                           $   192,571        $   450,504
                                                                                         ===========        ===========

          Handy is not exempt from income tax except for municipal bond interest earned in the amount of $1,722.32.
          We are not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and are not entitled to deduct preferred dividends in determining our taxable income.

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

1. Deferred compensation funded in the amount of $428,435 on the Balance Sheet as a non-current asset at September 30, 2001, includes equity securities classified as investments available for sale in the amount of $280,277 at fair market value. The $280,277 includes $4,948 unrealized loss on securities resulting from the decrease in fair market value. The cost of the equity securities is $285,225.

2.   Changes in Equity securities

                                                               Nine Months Ended
                                                               Sept. 30, 2001            Cumulative
                                                              ------------------         -----------
     Beginning Balance-January 1, 2001                        $   370,312                $      -0-
     Purchases                                                      6,170                   117,400
     Dividends, interest and capital gains                          1,722                   167,825
     Unrealized gains (losses) on
           securities resulting from
           increase (decrease) in fair
           market value                                           (97,927)                   (4,948)
                                                              -----------                ----------
     Balance-September 30, 2001                               $   280,277                $  280,277
                                                              ===========                ==========

3.   Components of Comprehensive Earnings

                                                                                Other Comprehensive
                                            Net Earnings Exclusive              Earnings-Unrealized             Total
                                                   Of Other                     Gains (Losses) on            Comprehensive
                                            Comprehensive Earnings                  Securities                 Earnings
                                            ----------------------              -------------------          -------------
     Net Earnings (Loss)
       Before Provision for
       Federal Income Tax                        $ 604,117                          $ (97,927)                 $506,190
     Provision for
       Federal Income Tax                         (225,866)                            33,295                  (192,571)
                                                 ----------                         ----------                 --------
     Total Comprehensive Earnings                $ 378,251                          $ (64,632)                 $313,619
                                                 ==========                         ==========                 ========

4.   Components of Retained Earnings

                                          Retained Earnings                Retained Earnings                  Total
                                          Exclusive of Other               Applicable to Other               Retained
                                          Comprehensive Earnings           Comprehensive Earnings            Earnings
                                          ----------------------           ----------------------            --------
     Balance-January 1, 2001                   $5,929,180                      $   61,367                   $5,990,547
     Add: Net earnings (losses)
               Nine months ended
               September 30, 2001                 378,251                         (64,632)                     313,619
     Deduct: Cash Dividends on
             Preferred Stock                      635,737                             -0-                      635,737
                                               ----------                      ----------                   ----------
     Balance-September 30, 2001                $5,671,694                      $   (3,265)                  $5,668,429
                                               ==========                      ===========                  ==========

NOTE 8 - ACCOUNTS RECEIVABLE
     Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.

                                                         September 30, 2001                              December 31, 2000
                                                         ------------------                              -----------------
     Accounts Receivable                                    $14,726,437                                     $ 9,931,878
     Subscription Receivable                                    (82,655)                                        (50,951)
     Allowance for Doubtful Accounts                            (29,749)                                        (29,749)
                                                           ------------                                    ------------
     Accounts Receivable, Net of
           Subscription Receivable and
           Allowance for Doubtful Accounts                  $14,614,033                                     $ 9,851,178
                                                            ===========                                     ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The U. S. economic environment, which rapidly deteriorated in the fourth quarter of 2000 and eroded even further in the first quarter of 2001, rebounded in the second quarter of 2001 and resulted in flat sales in the third quarter of 2001.

     On an overall basis, net sales did not increase in the third quarter of 2001 when compared to the third quarter of 2000, although during the first nine months of 2001 our net sales increased modestly. Net sales in the third quarter of 2001 were $45,810,043 as compared to sales of $45,842,797 during the same period in 2000, compared to an 8.2% growth rate ($3,456,451) in the third quarter of 2000 over 1999's third quarter. Net sales during the first nine months of 2001 increased 2.6% ($3,408,668) over sales during the same period in 2000, compared to a 7.3% increase in sales ($8,964,064) for the same period in 2000 over 1999.

     Net Sales. Despite the overall economy and consumer confidence still showing signs of weakness, the stock market still below 2000 levels, continuing pressure from retail warehouses, bad weather conditions during the first quarter of 2001 and the timing of the Company's fall trade show which was held two weeks later in the third quarter of 2001 than the 2000 fall trade show, sales growth during the first nine months of 2001 increased in seven of our selling territories when compared to the first nine months of 2000.

     Over the past few years several selling territories have experienced a sharper increase in the number of member-dealers than the other selling territories. Therefore, in order to insure that each regional district manager can adequately service all of his member-dealers, at the beginning of 2001 we reorganized five of our selling territories by reallocating the member- dealers among the Houston Area, the Austin, Brenham and Central Texas Area, the Southern Louisiana Area, the Arkansas Area and the Baton Rouge, New Orleans and Gulf Coast East Area.

     Because of this reorganization, comparing sales in these selling territories for 2001 periods versus 2000 periods yields results which are not comparable because they do not necessarily reflect sales by the same member-dealers for the two periods. Growth was also limited by factors such as poor climate and weak economic conditions in certain of our selling territories.

     The following table summarizes our sales during the first nine months of 2001 and 2000 by sales territory:

                                                First Nine Months 2001             First Nine Months 2000
                                          -----------------------------------    ---------------------------
                                                           % Increase
                                                           (Decrease)
                                                           in Sales
                                                          From First    % of                        % of
                                                          Nine Months   Total                       Total
Sales Territory                             Sales           of 2000     Sales         Sales         Sales
---------------                             -----           -------     -----         -----         -----

Houston Area(*)                         $ 30,506,636         (3.68%)    22.5%     $ 31,671,111      23.9%

Victoria, San Antonio,
Corpus Christ &
Rio Grande Valley Area(1)                 27,885,668          3.74%     20.6%       26,879,940      20.3%

North Texas, Dallas
& Fort Worth Area                         16,567,968          4.22%     12.2%       15,896,937      12.0%

Austin, Brenham &
Central Texas Area(*)                     16,699,027          1.96%     12.3%       16,377,295      12.4%

Southern Louisiana Area(*) 10,822,947                       (24.03%)     8.0%       14,246,078      10.8%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area (*)                          11,412,509          8.45%      8.4%       10,523,653       8.0%

Arkansas Area (*)                          9,738,488         32.87%      7.2%        7,329,542       5.5%

Oklahoma Area                              9,383,672          5.09%      6.9%        8,929,602       6.8%

West Texas, New Mexico
Area (2)                                   2,634,690        544.91%      1.9%          408,538       0.3%

         Totals:                        $135,651,605 (3)               100.0%     $132,262,696 (3) 100.0%
                                        ============                   =====      ============     =====

--------------------------------------------
* 2001 Sales in these areas are based on our reorganization of these territories and are not comparable to 2000 sales because they do not necessarily reflect sales by the same member-dealers for the two periods.
(1) Includes sales to Mexico and Central America member-dealers.
(2) Sales for the West Texas, New Mexico Area commenced in June of 2000.
(3) Total does not include miscellaneous sales to employees.

     Net Material Costs and Rebates. Net material costs for the third quarter and first nine months of 2001 were $41,479,089 and $123,008,967, respectively, compared to $41,591,943 and $119,324,873, respectively, for the same periods in 2000. Net material costs for the third quarter of 2001 decreased 0.3 percent while net material costs for the first nine months of 2001 increased 3.1 percent, when compared to the same periods in 2000. The decrease in net material costs for the third quarter of 2001 and the increase in net material costs for the first nine months of 2001 were slightly higher than the trend of net sales, which decreased .1% in the third quarter of 2001 and increased 2.6% for the first nine months of 2001. Net material costs were 90.5 percent of net sales in the third quarter of 2001, as compared to 90.7 percent of net sales for the same period in 2000, while for the first nine months of 2001 and 2000 net materials costs were 90.6 percent and 90.1 percent of net sales, respectively. The slight percentage increases during these periods in 2001 compared to 2000 resulted from a significant decrease in factory rebates due to a timing difference, in that in 2000 the Company received a larger than usual portion of 2000's rebates within that year. Factory rebates, which were taken as a credit against material costs in both the third quarters and first nine months of 2001 and 2000, decreased $234,653 or 15.9 percent in the third quarter of 2001 (2001 - $1,245,128 vs.
2000 - $1,479,781) while rebates for the first nine months of 2001 decreased $529,220 or 12.8 percent (2001 - $3,609,094 vs. 2000 - $4,138,314). However, this negative factor was offset by increased sales of inventory items sold at a higher gross margin. Sales with a markup of 9 percent, our highest gross margin, increased from $23,608,416 in the third quarter of 2000 to $24,721,361 during the third quarter of 2001, while these sales for the first nine months of 2000 and 2001 were $68,872,292 and $73,533,548, respectively.

     Payroll Costs. With unemployment at relatively low levels, the U.S. labor market still remains tight as we have seen, for example, with the ongoing shortage of qualified truck drivers. The increases in payroll costs for the third quarter and first nine months of 2001 resulted from salary increases needed to attract or retain high-quality employees. In addition, due to a 2.3% increase in warehouse sales in the third quarter of 2001 (2001 - $29,059,791 vs. 2000 - $28,408,869) and a 5.7% increase in warehouse sales in the first nine months of 2001 (2001 - $86,660,466 as compared to 2000 - $81,952,266), it was necessary to increase the number of employees (2001 - 331 vs. 2000 - 291), particularly in our warehouse. As a result, payroll costs for the third quarter and first nine months of 2001 rose sharply, increasing 11.2 percent and 11.9 percent, respectively, over the same periods in 2000.

     Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the third quarter of 2001 constituted 5.0 percent of both net sales and total expenses, compared to 4.6 percent of each for the same quarter of 2000. Payroll costs were
4.8 percent of both net sales and total expenses for the first nine months of 2001 as compared to 4.5 percent for the same period in 2000. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     Other Operating Costs. During the third quarter of 2001, other operating costs increased $132,717 ($5.5%). Other operating costs also increased as a percentage of total expenses, accounting for 5.5 percent of total expenses in the third quarter of 2001 as compared to 5.2% of total expenses for the third quarter of 2000. All of the increase in other operating expenses can be attributed to increases in expenses associated with the opening of the latest expansion to our warehouse facility, offset by our deferral of determination of employee bonuses and retirement payments until our full year operating results are available. Increases in building depreciation and insurance, utilities and property tax accruals (a combined total increase of $210,248) were offset by a decline of $108,500 in employee bonus and retirement accruals.

     During the first nine months of 2001, other operating costs decreased 0.5% compared to the same period in 2000. In addition, other operating costs declined as a percentage of total expenses decreasing from 5.6% of total expenses for the nine month period ending September 30, 2000 to 5.3% for the same period in 2001. The combined decline of $548,700 in bonus and retirement accruals for the first nine months of 2001 more than offset the additional expenses incurred as a result of the warehouse expansion project.

     Net Earnings and Earnings Per Share. While net sales for the third quarter of 2001 decreased $32,754, net material costs for the third quarter of 2001 decreased $112,854 from levels of net sales and net material costs in the third quarter of 2000, resulting in an overall increase in gross margin of $80,100(1.9%). This increase in gross margin, in addition to a $228,264(41.8%) increase in sundry income, was offset not only by a $234,901 (11.2%) increase in payroll during the same period but was also offset by the substantial increase in other operating costs of $132,717 (5.5%). Thus pretax net earnings decreased
31.5 percent, from $265,198 for the third quarter of 2000 to $181,554 in the same 2001 period, while after-tax net earnings decreased by 56.9 percent, primarily due to factors previously discussed.

     Net sales for the first nine months of 2001 increased only $3,408,668 (2.6%), while net material costs increased $3,684,094 (3.1%) from levels in the first nine months in 2000, resulting in gross margin decreasing by $275,426 (2.1%). This decrease in gross margin, in addition to a $704,149 (11.9%) increase in payroll costs and an unrealized loss on securities held for President Tipton's retirement account of $97,927 (compared to a gain on securities of $37,783 in the same 2000 period), was offset by a slight decrease in other operating costs $38,059 (0.5%). Thus pretax net earnings decreased 50.7 percent, from $1,225,266 for the first nine months of 2000 to $604,117 in the same 2001 period, while after-tax net earnings decreased by 61.4 percent. Net earnings in the first nine months of 2001 decreased primarily due to factors previously discussed. However, the decrease in pretax net earnings in the first quarter of 2001 due to a sharp decrease in gross margin and a substantial increase in payroll costs for that quarter, accounted for approximately 70.0% of the total decline in these earnings for the first nine months of 2001.

     Our net earnings per share decreased significantly in the third quarter and first nine months of 2001, as compared to the same period of 2000, due to the relatively large decrease in net earnings in these two periods of 2001 compared to the same periods of 2000 and due to an increase in the number of preferred shares outstanding. In addition, dividends accrued during these 2001 periods increased over 2000 levels. As a result, dividends accrued represented a larger percentage of net earnings in both periods of 2001 compared to 2000, resulting in a further decrease in net earnings per share.

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

     Seasonality. Our quarterly net earnings traditionally vary based on the timing of events which affect our sales. First and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. However, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income as well as changes in the weather and economic conditions of our selling territories, any of which can affect net earnings. For example, during the third quarter of 2001, the cumulative effect of these timing differences, together with overall economic conditions, contributed to the dramatic decrease in net earnings. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. This decrease in sales, however, is offset in most years by corrections to inventory made at year end, causing net earnings to vary substantially from year to year in the fourth quarter.


MATERIAL CHANGES IN FINANCIAL CONDITION

     Financial Condition and Liquidity During the period ending September 30, 2001, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and delivery equipment to better meet the needs of our member- dealers. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show,
(ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy in our selling territories.

     During the first nine months of 2001 there was an increase of $1,472,224 in our cash and cash equivalents as compared to an increase of $1,761,897 in the same 2000 period. During this period, we generated cash flow from operating activities of $1,669,245, as compared to $3,406,739 in the first nine months of 2000. This decrease in cash flow was principally attributable to an increase in inventory with changes in the level of increase in accounts receivable and accounts payable largely offsetting each other. In addition, due principally to an increase in net material costs and an increase in payroll costs, comprehensive earnings decreased by $498,926 (2001 - $313,619 versus 2000 - $812,545) negatively affecting the Company's cash flow.

     Accounts payable increased $8,168,198 during the first nine months of 2001 as compared to an increase of $8,600,117 during the same period in 2000. This decrease was due primarily to a timing difference associated with extended payment terms offered to us by suppliers.

     Inventory had 38,217 stockkeeping units in the period ending September 30, 2001, which were maintained in response to member-dealer demand for more breadth of inventory. The increase in inventory of $3,262,158 in the first nine months of 2001, was significantly larger than the increase in inventory of $1,564,812 in the same period in 2000, due to the increased availability of warehouse space in the third quarter of 2001 in the Company's new 241,000 square foot warehouse addition.

     In the first nine months of 2001 and 2000, accounts receivable increased $4,762,855 and $5,296,505, respectively. For both periods, these increases of accounts receivable were mainly attributable to extended payment terms offered to member-dealers at the fall trade show.

     Net cash used for investing activities increased in the first nine months of 2001 and 2000 by $4,658,228 and $1,928,435, respectively. The significant increase in 2001 over 2000 was almost entirely due to the warehouse expansion program. The warehouse expansion project accounted for approximately 88% and 69% of cash used for capital investments for the first nine months of 2001 and 2000, respectively.

     Net cash provided by financing activities was $4,461,207 in the period ending September 30, 2001 as compared to $283,593 during the same period in 2000. The increase of net cash provided in the 2001 period was principally attributable to increased borrowings on our line of credit to fund capital expenses for our warehouse expansion project, offset by a decrease in the amount used to repurchase shares from retiring member-dealers during the 2001 period. In the period ending September 30, 2001 borrowings on our line of credit were $3,960,000. There was no borrowing during the same nine month period in 2000. In addition, the repurchase of $245,800 of stock from retiring member-dealers in the first nine months of 2001 had a positive effect on cash flow of $223,150, when compared to the $468,950 used to repurchase stock in the same 2000 period.

     Our continuing ability to generate cash to fund our activities is highlighted by three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                               SEPTEMBER 30,         DECEMBER 31,            SEPTEMBER 30,
                                               2001                  2000                    2000
                                               ----                  ----                    ----

Working Capital                                $8,275,954            $9,152,750              $10,322,007

Current Ratio                                  1.3 to 1              1.5 to 1                1.4 to 1

Long-term Debt as Percentage
       of Capitalization                        17.1%                8.0%                     8.7%

     These key liquidity measures have remained relatively constant over the past few years. However in 2001, these ratios have been negatively affected by the capital expenditures for our warehouse expansion, as well as borrowings on our line of credit for this expansion.

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

     In the first nine months of 2001, we maintained a 94.1 percent service level (the measure of our ability to meet member-dealers' orders out of current stock) as compared to a service level of 94.8 for the same period in 2000. This slight decline in service level in 2001 can be attributed to crowded work areas as we awaited the opening of our new expanded warehouse facility. Inventory turnover was 6.2 times during the first nine months of 2001 and 6.1 times for the first nine months of 2000. This rate of inventory turnover is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

     Capital Resources. In the nine month periods ending September 30, 2001, and September 30, 2000, our investment in capital assets (net of dispositions) was $4,558,578 and $1,920,580, respectively. Approximately 87.7 percent ($3,998,660)
of the amount expended in the first nine months of 2001 was used for capital expenditures related to the expansion of our warehouse. The total cost for the warehouse expansion project will be approximately $8.8 million of which approximately $4,800,000 has been funded entirely from our working capital. In addition, 8.6 percent ($394,023) was used to purchase warehouse equipment. By comparison, of the total amount expended in the first nine months of 2000, $1,322,438 was used to construct an employee parking lot and to fund other capital expenditures related to the expansion of our warehouse, $148,373 was used to purchase trailers, $139,455 was used to purchase warehouse equipment,$130,330 was used to upgrade our fleet of automobiles and $140,089 was used to purchase computer equipment.

     Under our unsecured $10 million revolving line of credit with Chase Bank of Texas, used from time to time for our working capital and other financing needs, $3,960,000 was outstanding on September 30, 2001.

     During the remainder of 2001, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: approximately $220,000 to complete the expansion and upgrading of our current warehouse facility, $10,000 to upgrade computer equipment, $20,000 to purchase office furniture and equipment and $30,000 to improve our automobile fleet.

     Our cash position of $2,694,012 at September 30, 2001, is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including additional draws on our line of credit, may be needed to fund the remaining portion of the expansion project. The interest rate on funds borrowed on our line of credit for most of October 2001 has been four percent.


                     QUANTITATIVE & QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS

                                 Not Applicable


                           FORWARD-LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are forward- looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, sales levels, the general condition of retail markets, levels of costs and margins, capital expenditures, liquidity and competition. Such forward-looking statements generally are accompanied by words such as "plan," "budget," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company's financial results, levels of revenues, capital expenditures and capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received for or demand for the Company's goods, amounts of goods sold for reduced or no mark-up, a need for additional labor or transportation costs for delivery of goods, requirements for capital; general economic conditions or specific conditions in the retail hardware business; weather conditions; competition; as well as the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Interim results are not necessarily indicative of those for a full year.


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




                                       HANDY HARDWARE WHOLESALE, INC.



                                       /s/ James D. Tipton
                                       -----------------------------------------
                                       JAMES D. TIPTON
                                       President
                                       (Chief Executive Officer)


                                       /s/ Tina S. Kirbie
                                       -----------------------------------------
                                       TINA S. KIRBIE
                                       Senior Vice President, Finance
                                       Secretary and Treasurer
                                       (Chief Financial and Accounting Officer)





Date   11-07-01
     ----------------