Form 10-K
period 2001-12-31
HANDY HARDWARE WHOLESALE INC
filed 2002-03-18
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001       Commission File Number 0-15708

                         HANDY HARDWARE WHOLESALE, INC.
                           (Exact Name of Registrant)


                TEXAS                                         74-1381875
(State of incorporation or organization)                   I.R.S. Employer
                                                        Identification Number)
                               8300 Tewantin Drive
                              Houston, Texas 77061
                                 (713) 644-1495
          (Address and telephone number of principal executive offices)

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

                           Yes       X                        No
                               -------------                     ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or in any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant (computed by reference to the price at which the stock was sold) was $1,031,000 as of February 28, 2002.

     The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 2002, was 10,400 shares of Class A Common Stock, $100 par value, and 71,451 shares of Class B Common Stock, $100 par value.

                       Documents Incorporated by Reference

                  Document                           Incorporated as to
                  --------                           -------------------

         Notice and Proxy Statement for the    Part III, Items 10, 11, 12 and 13
         Annual Meeting of Stockholders
         to be held April 22, 2002

                                TABLE OF CONTENTS

                                     PART I
       Item 1.    Business........................................................................................1
       Item 2.    Properties......................................................................................6
       Item 3.    Legal Proceedings...............................................................................7
       Item 4.    Submission of Matters to a Vote of Security Holders.............................................7

                                     PART II
       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...........................7
       Item 6.    Selected Financial Data.........................................................................8
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........9
       Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.....................................14
       Item 8.    Financial Statements and Supplementary Data....................................................14
       Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........36

                                    PART III
       Item 10.*  Directors and Executive Officers of the Registrant.............................................36
       Item 11.*  Executive Compensation.........................................................................36
       Item 12.*  Security Ownership of Certain Beneficial Owners and Management.................................36
       Item 13.*  Certain Relationships and Related Transactions.................................................36

                                     PART IV
       Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................36

-------------------------
     * Included in the Company's proxy statement to be delivered to the Company's shareholders within 120 days following the Company's fiscal year end.



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

     Handy Hardware was formed by 13 independent hardware dealers in response to competitive pressure from larger businesses and chain discount stores. The purpose of the Company is to provide the warehouse facilities and centralized purchasing services that allow participating independent hardware dealers ("Member-Dealers") to compete more effectively in areas of price and service. Handy Hardware has grown from 13 Member-Dealers and sales of $150,000 in 1961 to 1,187 active Member-Dealers and sales of more than $178,500,000 in 2001. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

     Handy Hardware is currently engaged in the sale to its Member-Dealers of products used in retail hardware, building material and home center stores as well as in plant nurseries, marine, industrial and automotive stores. In addition, the Company offers advertising and other services to Member-Dealers. The Company utilizes a central warehouse and office facility located in Houston, Texas, and maintains a fleet of 46 trailers owned by the Company and 50 leased power units and trailers which are used for merchandise delivery. The Company offers merchandise to its Member-Dealers at its cost plus a markup charge, resulting generally in a lower price than an independent dealer can obtain on its own. Member-Dealers may buy merchandise from any source they desire, and Member-Dealers are not required to make any minimum levels of purchases from Handy Hardware. As of December 31, 2001, Handy Hardware's Member-Dealers were located in Texas, Louisiana, Oklahoma, Arkansas, Alabama, Mississippi, Florida, Colorado, New Mexico, Mexico and Central America. Information as to revenues, operating profit and identifiable assets of the Company's single industry segment is presented under "Item 6. Selected Financial Data."

Products and Distribution

     The Company buys merchandise from vendors in large quantity lots, warehouses the merchandise and resells it in smaller lots to its Member-Dealers. During the Company's fiscal year ended December 31, 2001, 723 of the Company's Member-Dealers were located in Texas, 207 in Louisiana, 103 in Oklahoma, 89 in Arkansas, 12 in Alabama, 26 in Mississippi, 10 in Florida, 1 in Colorado, 8 in New Mexico, 6 in Mexico and 2 in Central America. No individual Member-Dealer accounted for more than 2.4% of the sales of the Company during fiscal 2001. The loss of a single Member-Dealer or several Member-Dealers would not have a material adverse effect on the Company.

     Often Member-Dealers may desire to purchase products that are not warehoused by the Company. In this instance, Handy Hardware will, when requested, purchase the product from the vendor and have it shipped directly to the Member-Dealer. Direct shipments from the vendor to Member-Dealers accounted for approximately 36% of the Company's total sales during 2001, 37% in 2000 and 39% in 1999, while warehouse shipments accounted for approximately 64% of total sales in 2001, 63% in 2000 and 61% in 1999.

     The  Company's   total  sales   include  14  different   major  classes  of
merchandise. In 2001, 2000 and 1999, the Company's total sales and total warehouse sales were divided among classes of merchandise listed below.


                                       Total Sales1                  Warehouse Sales
                                       ------------                  ---------------

Class of Merchandise             2001      2000      1999          2001      2000      1999
--------------------             ----      ----      ----          ----      ----      ----

Plumbing Supplies                  18%      19%      17%           22%      23%      21%
Building Materials                 12       12       12             2        2        2
General Hardware                   11       11       11            12       12       12
Paint Sundries                     11       10       11            13       13       14
Electrical Supplies                10       10       10            13       13       13
Hand Tools                          8        9        9             7        8        9
Lawn and Garden Products            8        8        8            10       10       10
Paint                               4        3        4             4        4        4
Power Tools                         4        4        5             2        2        2
Housewares & Related Supplies       3        3        3             4        3        3
Fasteners                           2        2        2             1        1        1
Automotive After Market             2        2        2             3        3        3
Outdoor Products                    2        2        2             2        1        2
Miscellaneous                       5        5        4             5        5        4
                                  ---      ---      ---            ---      ---      ---
                                  100%     100%     100%          100%     100%     100%
                                  ===      ===      ===           ===      ===      ===

--------------------------
(1) These amounts include direct sales and warehouse sales.

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

     Most Member-Dealers have a computer terminal at their hardware store that provides a direct link to the offices of the Company. Each Member-Dealer is assigned a day of the week on which it is to transmit its orders through the computer terminal. Orders placed by Member-Dealers go directly into the Company computer where they are compiled and processed on the day received. The appropriate merchandise is gathered from the warehouse during the day following receipt of each order, and on the next day, the merchandise leaves the warehouse for delivery to the Member- Dealer. Generally, merchandise shipped from the Company's warehouse arrives at the Member-Dealer's store the same day it is shipped.

     In 2001 the Company maintained a 94.5 percent service level (the measure of the Company's ability to meet Member-Dealer orders out of current stock), as compared to service levels of 94.8 percent in 2000 and 95.0 percent in 1999.

This slight decline in service level in 2001 can be attributed to crowded work areas during the first six months of the year as the Company awaited the opening of the new expanded warehouse facility. Inventory turnover was 6.3 times during 2001 and 6.1 times in 2000. This rate of inventory turnover is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level. No policy of inventory shrinkage has been implemented or is planned.

Member-Dealer Services and Advertising

     The Company employs a staff of nine full-time account representatives who visit Member-Dealers to advise them on display techniques, location surveying, inventory control, promotional sales, advertising programs and other Member-Dealer services available to them through the Company.

     The Company offers Member-Dealers an electronic ordering system that can assist them in placing orders, receiving price changes, tracking promotions and processing invoice transactions electronically. In addition, the Company provides Member-Dealers with an inventory catalog which is available in paper or CD-ROM format.

     The Company has participated in newspaper advertising programs, and has assisted in the preparation and distribution of sales circulars utilized by Member-Dealers. The Company has a computerized circular program which allows the Member-Dealer to customize its own unique advertising circular, utilizing its individual inventory and targeting its particular market. In addition, the system tracks available vendor cooperative funds, allowing the Member-Dealer to deduct such cooperative claims from the cost of the circular program. The
Company estimates that approximately $866,503 was expended in 2001 for Member-Dealer advertising activities. These advertising costs were completely offset by contributory payments by participating Member-Dealers and cooperative advertising allowances by participating manufacturers.

Suppliers

     The Company purchases merchandise from various vendors, depending upon product specifications and Member-Dealer requirements. Approximately 2,100 vendors supplied merchandise to the Company during 2001. The Company has no significant long-term contract with any vendor. Most of the merchandise purchased by the Company is available from several vendors and manufacturers, and no single vendor or manufacturer accounted for more than 2.4% of the Company's total purchases during 2001. The Company has not in the past experienced any significant difficulties in obtaining merchandise and does not anticipate any such difficulty in the foreseeable future.

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

Employees

     As of December 31, 2001, the Company had 323 full-time employees, of which 60 were in management or administrative positions and 263 in warehouse, office or delivery operations. Company employees are not represented by any labor unions. The Company believes its employee relations are satisfactory and it has experienced no work stoppage as a result of labor disputes.

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

Purchase of Class A Common Stock

     At the time an independent hardware dealer becomes a Member-Dealer, that dealer is required to purchase, in cash, 10 shares of Class A Common Stock at $100 per share. Handy Hardware does not permit a Member-Dealer to purchase more than 10 shares of Class A Common Stock.

Purchases of Class B Common Stock and Preferred Stock by Member-Dealers

     Process for Collecting Funds from Member-Dealers to Purchase Class B Common Stock and Preferred Stock. The Company prepares a semi-monthly statement for each Member-Dealer stating that Member-Dealer's total merchandise purchases made during the preceding half month. Total merchandise purchases include both the Member- Dealer's warehouse purchases from the Company's inventory and that Member-Dealer's purchases directly from the manufacturer that are billed through the Company. An additional charge equal to 2% of the Member-Dealer's warehouse purchases from the Company's inventory is invoiced on each statement. The Company's board may, but traditionally does not, include the amount of purchases made by a Member-Dealer directly from the manufacturer when adding the 2% charge. The Company accumulates the funds from this 2% charge for each Member-Dealer to use for its purchase of Class B Common Stock and Preferred Stock. When a Member-Dealer's accumulated funds total at least $2,000, the Company applies $2,000 to the purchase of 10 shares of Class B Common Stock and 10 shares of Preferred Stock and retains any amounts above $2,000 until the accumulated amounts again equal the $2,000 required for additional purchases.

     Formula  for   Calculating  the  Desired  Stock  Ownership  Level  of  each
Member-Dealer. In April of each year, the Company calculates each Member-Dealer's desired stock ownership level, which must be at least $10,000. The Company bases each Member-Dealer's desired stock ownership level on the amount of its total merchandise purchases made during the previous calendar year. The formula for calculating a Member-Dealer's desired stock ownership level compares the Member-Dealer's actual stock ownership as of December 31 of the previous year to that Member-Dealer's level of merchandise purchases in the prior year. Actual stock ownership includes all shares of Class A Common Stock, Class B Common Stock and Preferred Stock owned by a Member-Dealer, with each share valued at its $100 par value. Each Member-Dealer's desired stock ownership level is calculated based on the applicable formula set forth in the following table:

             Actual Stock                                          Formula for Calculating
              Ownership                                         Desired Stock Ownership Level
----------------------------------------------------------------------------------------------------------------
$1 to $31,249                              $1.00 for every $  8.00 of total purchases

$31,250 to $56,249                         $1.00 for every $  8.00 of total purchases from $1 to $250,000
                                      +    $1.00 for every $10.00 of total purchases over $250,000

$56,250 to $74,999                         $1.00 for every $  8.00 of total purchases from $1 to $250,000
                                      +    $1.00 for every $10.00 of total purchases from $250,001 to $500,000
                                      +    $1.00 for every $13.33 of total purchases over $500,000

$75,000 to $87,499                         $1.00 for every $  8.00 of total purchases from $1 to $250,000
                                      +    $1.00 for every $10.00 of total purchases from $250,001 to $500,000
                                      +    $1.00 for every $13.33 of total purchases from $500,001 to $750,000
                                      +    $1.00 for every $20.00 of total purchases over $750,000

$87,500 and above                          $1.00 for every $  8.00 of total purchases from $1 to $250,000
                                      +    $1.00 for every $10.00 of total purchases from $250,001 to $500,000
                                      +    $1.00 for every $13.33 of total purchases from $500,001 to $750,000
                                      +    $1.00 for every $20.00 of total purchases from $750,001 to $1,000,000
                                      +    $1.00 for every $40.00 of total purchases over $1,000,000

     Example of How to Calculate a Member-Dealer's Desired Stock Ownership Level. On December 31, a Member-Dealer's actual stock ownership totaled $32,000 and total merchandise purchases made from January 1 to December 31 amounted to $300,000. For the first $250,000 of total merchandise purchases, the Member-Dealer should own $1.00 of stock for each $8.00 of total merchandise purchases, or $31,250. For the remaining $50,000 of total merchandise purchases, the Member-Dealer should own an additional $1.00 of stock for each $10.00 of total merchandise purchases, or $5,000, for a total desired stock ownership of $36,250 [$31,250 plus $5,000]. The Member-Dealer's desired stock ownership level of $36,250 is $4,250 higher than the Member-Dealer's actual stock ownership of $32,000 on December 31. Thus, the Company will require this Member-Dealer to make additional purchases of Class B Common Stock and Preferred Stock during the twelve month period beginning April 1 of the following year using the funds the Company collects from the 2% charges on this Member-Dealer's semi-monthly invoice statement.

     When Actual Stock Ownership is Less than Desired Stock Ownership. In April of each year, the Company calculates the desired stock ownership level for each Member-Dealer. If the Company determines that a Member-Dealer's actual stock ownership on the previous December 31 was less than its desired stock ownership level, then starting in April the Company will begin to collect funds for the Member-Dealer's purchase of additional Class B Common Stock and Preferred Stock. The Company collects these funds by adding the 2% charge described above to the Member- Dealer's semi-monthly invoice statements. The Company will continue to collect these funds for one year until the next March 31, even if the Member-Dealer attains its desired stock ownership level before March 31. Until funds for a Member-Dealer total $2,000 and are applied to purchase Class B Common Stock and Preferred Stock, the Company uses that Member-Dealer's funds for working capital.

     When Actual Ownership is Greater than Desired Ownership. If a Member-Dealer's actual stock ownership at year-end is equal to or exceeds its desired stock ownership level, it is overinvested and is not required to make additional purchases of Class B Common Stock and Preferred Stock during the twelve month period beginning April 1 of the following year. However, a Member-Dealer may voluntarily continue to make additional purchases of Class B Common Stock and Preferred Stock by paying to the Company amounts equal to 2% of the Member-Dealer's warehouse purchases invoiced on each semi-monthly statement.

     Repurchases from Overinvested Member-Dealers. During the past ten years, the Company has repurchased certain shares of Class B Common Stock and Preferred Stock from Member-Dealers whose actual stock ownership exceeded their desired stock ownership by $4,000 or more. Each year the Company has offered to repurchase from each overinvested Member-Dealer one-fourth of the excess amount, equally divided between shares of Class B Common Stock and Preferred Stock, repurchased at the full initial sales price of $100 per share. In 2001, approximately 19% of the shares eligible for repurchase from overinvested Member-Dealers were submitted for repurchase, for which the Company expended $46,200.

     When the Company began the repurchase program in 1991, the total overinvested amount for all Member- Dealers was $93,600, and as of December 31, 2001, the total amount was $245,000 (excluding shares held by the Texas, Alabama and Louisiana State Treasury Unclaimed Property Divisions). The overinvested amount varies over time due to repurchases and additional Member-Dealers becoming overinvested because of additional stock purchases. Additionally, because stock purchases are based on each Member-Dealer's desired stock ownership, which fluctuates depending on the total dollar amount of annual purchases of merchandise from the Company, some Member-Dealers who were overinvested in one year may no longer be overinvested in the following year. Over the ten years of the repurchase program, the Company has repurchased a total of $447,700 of shares from Member-Dealers. The Company currently intends, but is not required, to continue offering to repurchase from Member-Dealers overinvested amounts eligible for repurchase. The Company's ability to conduct such repurchases, however, will depend upon the Company's future results of operations, liquidity, capital needs and other financial factors.

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

  Seasonality

     The Company's quarterly net earnings traditionally vary based on the timing of events which affect the Company's sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. However, the Company's overall sales levels often increase during the trade shows, which, in some years, offsets the negative effect of the increased level of direct sales. In addition, the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather and economic conditions in the Company's selling territories, can cause the Company's net earnings per quarter to vary substantially from year to year. For example, during 2001 the cumulative effect of timing differences, together with overall economic conditions, contributed to the decrease in 2001 net earnings. Sales during the fourth quarter are often lower, as hardware sales are slowest during the winter months preceding ordering for significant sales in the spring. In most years, however, this decrease in sales is offset by the corrections to inventory made at year-end, causing fourth quarter net earnings to vary from year to year.

  Item 2.  Properties

     The Company's warehouse and administrative and marketing offices are located on 25.2 acres of land in Houston, Texas. During 2001, the Company completed its warehouse expansion project, increasing the size of its warehouse from 297,000 square feet to 538,000 square feet. The building is of tilt wall construction.

     In January 1999 the Company purchased an additional 29.96 acres of land located across the street from its warehouse facility. This land was used to relocate the Company's retention pond, to provide additional parking facilities and to allow for the Company's warehouse expansion project. Total capital expenditures for the Company's recently completed expansion project were $8,872,075, of which $4,146,718 (53.9%) was spent in 2001. The entire amount drawn on the Company's line of credit during 2000 to fund the project was repaid by the Company during the course of that year from cash flow. In 2001, the expansion project was partially funded from cash flow. These funds were supplemented by draws on the line of credit during the third quarter, with $3,960,000 outstanding at September 30, 2001. By December 31, 2001, the amount outstanding had been reduced to $2,700,000 by payments from cash flow.

     The Company's property has convenient access to the major freeways necessary for the shipment of products to and from the warehouse facility. Management believes that the current facility will be sufficient to serve the needs of the Company for the foreseeable future.

  Item 3.         Legal Proceedings

     To the Company's knowledge, there are no pending or threatened legal proceedings which would have a material effect on the Company's financial position, results of operation or its assets.

  Item 4.         Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                     PART II

  Item 5.         Market for Registrant's Common Equity  and Related Stockholder
                  Matters

     There is no established public trading market for any class of Handy Hardware's capital stock. Each Member-Dealer enters into a Subscription Agreement with the Company whereby it purchases 10 shares of Class A Common Stock or, in certain cases, 10 shares of Preferred Stock, from the Company. In addition, the Member-Dealer agrees to purchase a minimum number of shares of Class B Common Stock and Preferred Stock pursuant to a formula based upon merchandise purchased by the Member-Dealer from Handy Hardware. See "Item 1. Business -- Capitalization by Member-Dealers" above. Holders of Class A Common Stock may not transfer those shares to a third party without first offering to sell them back to the Company. There are no restrictions on the transfer of the Company's Class B Common Stock or Preferred Stock. All shares of the equity securities of the Company are, to the best knowledge of the Company, owned by Member-Dealers or former Member-Dealers of the Company or affiliates of such Member-Dealers. In the past the Company has acquired all the stock that former Member-Dealers have offered back to the Company, paying par value in cash for the Class A Common Stock and acquiring Class B Common Stock and Preferred Stock at par value on an installment sale basis. There is no assurance that Handy Hardware will maintain such practices, which could be discontinued without notice at any time. Other than as described above, the Company is not aware of the existence of a trading market for any class of its equity securities.

     Shares of the Company's Class A Common Stock are the only shares of capital stock with voting rights. A Member-Dealer receives one vote for each share of Class A Common Stock it owns. The number of record holders of each class of the Company's Common Stock at February 28, 2002, was as follows:

  Description                                                  Number of Holders
  -----------                                                  -----------------

  Class A Common Stock (Voting), $100 par value                       1,012
  Class B Common Stock (Non-Voting), $100 par value                     891

     The Company has never paid cash dividends on either class of its Common Stock and does not intend to do so in the foreseeable future. For information concerning dividends paid on the Company's Preferred Stock, see Items 6 and 8 below.

  Item 6.         Selected Financial Data

     The following table provides selected financial information for the five years ended December 31, 2001, derived from financial statements that have been examined by independent public accountants. The table should be read in conjunction with "Management's Discussion and Analysis" below and the financial statements and the notes thereto included in Item 8.

                                                                      Year Ended December 31,
                                                                      ----------------------
                                          2001               2000                1999                1998                1997
                                          ----               ----                ----                ----                ----
  Operating Income Data:
  Total Revenues                  $    182,617,439    $   171,826,695    $    161,375,588    $     149,362,454   $    128,966,073
  Net Sales                            178,503,543        168,108,099         158,066,302          146,009,972        128,112,754
  Total Expenses                       182,006,236        170,655,442         159,894,033          147,999,775        126,796,355
  Net Earnings
    after Tax                              389,075            749,664             950,902              877,149          1,408,203
  Preferred Stock
     Dividends Paid                        635,737            585,925             554,346              682,368            620,812
  Net Earnings Per Share          $         (3.03)    $          2.20    $           5.66    $            2.92    $         12.54
    of Class A and Class B
    Common Stock




                                           Year Ended December 31,
                                            ----------------------
                              2001          2000          1999          1998          1997
                              ----          ----          ----          ----          ----
  Balance Sheet Data:
  Current Assets .......   $31,814,422   $27,290,088   $27,247,000   $26,041,957   $24,821,508
  Property
    (Net of  Accumulated
     Depreciation) .....    16,776,391    13,204,168    10,756,483     9,516,835     9,408,768
  Other Assets .........       698,012       753,462       677,547       483,405       477,010
                           -----------   -----------   -----------   -----------   -----------
  Total Assets .........   $49,288,825   $41,247,718   $38,681,030   $36,042,197   $34,707,286
                           ===========   ===========   ===========   ===========   ===========
  Current Liabilities ..   $25,055,255   $18,137,338   $16,969,588   $15,894,431   $15,705,578
  Long Term Liabilities      1,647,733     1,716,416     1,696,595     1,279,968     1,015,855
  Stockholders' Equity .    22,585,837    21,393,964    20,014,847    18,867,798    17,985,853
                           -----------   -----------   -----------   -----------   -----------
  Total Liabilities and
    Stockholders' Equity   $49,288,825   $41,247,718   $38,681,030   $36,042,197   $34,707,286
                           ===========   ===========   ===========   ===========   ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


  Material Changes in Results of Operations

     The U.S. economic environment, which rapidly deteriorated in the fourth quarter of 2000 and eroded even further in the first quarter of 2001, did not fully recover during 2001, despite rebounding slightly in the second and fourth quarters of 2001. Although the overall economic climate for 2001 was not as strong, the Company maintained its steady growth while continuing to meet its goal of providing quality goods to its Member-Dealers at its cost plus a reasonable mark-up charge.

     Net Sales. Despite the overall economy and consumer confidence still showing signs of weakness, the stock market remaining below 2000 levels and pressure from retail warehouses continuing, throughout 2001 the Company's sales growth remained fairly constant when compared to the same period in 2000. Net sales in 2001 increased 6.2% ($10,395,444) over 2000 net sales, increasing only slightly less than the 6.4% growth rate ($10,041,797) of net sales in 2000 over 1999.

     Net sales growth during 2001 was mainly attributable to the increase in inventory available for sale. Additionally, net sales were increased by the continuing growth in the number of new Member-Dealers, with the Company adding 109 new Member-Dealers during 2001. The Company expects that the addition of these and future Member-Dealers will continue to offset decreased levels of purchases which occur in the selling territories, due to factors such as loss of current Member-Dealers, negative economic factors or poor weather conditions.

     Although the annual sales growth has been relatively steady for the past three years, during those periods, sales within individual selling territories began to exhibit wide variances. During 1999 and 2000, several selling territories added a disproportionate number of new Member-Dealers compared to the other selling territories. Therefore, in order to insure that each regional district manager could adequately service all of his Member-Dealers, at the beginning of 2001 the Company reorganized five selling territories by reallocating the Member-Dealers among the Houston Area, the Austin, Brenham and Central Texas Area, the Southern Louisiana Area, the Arkansas Area and the Baton Rouge, New Orleans and Gulf Coast East Area. Because of this reorganization, comparing sales in these selling territories for 2001 versus 2000 and 1999 may not yield meaningful conclusions because the data does not necessarily reflect sales by the same Member-Dealers, or even the same number of Member-Dealers.

     The following table summarizes the Company's sales during 2001, 2000 and 1999 by sales territory:

                                                                   2001                            2000         1999
                                                ----------------------------------------------     --------    -----
                                                                   % Increase
                                                                    (Decrease)
                                                                     in Sales       % of          % of         % of
                                                                    from Prior      Total         Total        Total
               Sales Territory                      Sales              Year         Sales         Sales        Sales
   -----------------------------------------    ----------------    ----------     --------     -------      ------
  Houston Area(*)                              $   39,952,284          (0.7%)       22.4%        23.9%         25.2%
  Victoria, San Antonio, Corpus                    36,711,346
   Christi & Rio Grande Valley Area(1)                                  7.0%        20.6%        20.5%         19.5%
  North Texas, Dallas & Fort Worth                 21,543,256           7.0%        12.1%        11.9%         11.1%
  Area
  Austin, Brenham & Central Texas                  22,025,817           6.0%        12.4%        12.4%         12.8%
  Area(*)
  West Texas & Eastern New Mexico(2)                3,564,346         318.0%         2.0%         0.5%          0.0%
  Southern Louisiana Area(*)                       14,398,411         (17.0%)        8.1%        10.3%         12.8%
  Baton Rouge, New Orleans,                        14,825,010          10.0%         8.3%         8.0%          8.1%
  Mississippi, Alabama & Florida
  Area(*)
  Arkansas Area(*)                                 13,018,577          33.0%         7.3%         5.8%          4.0%
  Oklahoma Area                                    12,242,575           9.0%         6.9%         6.7%          6.5%
                                                  -----------                        -----        -----          ----
                                     Totals:   $  178,281,622(3)                    100.0%       100.0%        100.0%
                                                  ===========                       =====        =====         =====

         * Indicates a selling territory which was reorganized by the Company in 2001. Therefore year to year comparisons may not yield meaningful results.
        (1) Includes sales to Member-Dealers in Colorado, Mexico and Central America.
        (2) Sales for the West Texas and Eastern New Mexico area commenced in June of 2000.
        (3)    Total does not include miscellaneous sales to employees.

     Net Material Costs and Rebates. Net material costs during 2001 were $160,236,413, compared to $150,557,247 in 2000 and $141,831,398 in 1999. Net
material costs for 2001 increased 6.4% over those costs in 2000, compared to an increase in net material costs in 2000 of 6.2% over 1999 levels. For 2001, the increase in net material costs (6.4%) was slightly more than the increase in net sales (6.2%). For 2000, however, the increase in net material costs( 6.2%) was slightly less than the increase in net sales (6.4%). Net material costs as a percentage of net sales have remained fairly constant, with such costs totaling 89.8% of net sales in 2001 as compared to 89.6% of net sales for the same period in 2000 and 89.7% in 1999. Two factors were primarily responsible for the 0.2% rise in net material costs as a percentage of net sales for 2001. A decrease in amounts of factory rebates and purchase discounts credited against net material costs in 2001, when compared to amounts credited for 2000, led to a higher growth rate in net material costs for 2001. Rebates for 2001 decreased $231,677 or 4.2% (2001 - $5,282,436 vs. 2000 - $5,514,113) while purchase discounts for
2001  decreased  $79,235  or 2.3% (2001 -  $3,386,270  vs.  2000 -  $3,465,505).
Additionally, as discussed above, net sales for 2001 experienced a weaker growth rate than in 2000 (6.2% in 2001 compared to 6.4% in 2000). The combined effect caused net material costs for 2001 to represent a larger percentage of net sales for 2001 than net material costs represented in 2000.

     Payroll Costs. With unemployment at relatively low levels, the U.S. labor market in 2001 remained tight, as the Company has seen, for example, with the ongoing shortage of qualified truck drivers. The increase in 2001 payroll costs resulted primarily from salary increases needed to attract or retain high-quality employees. In addition, due to a 7.9% increase in warehouse sales in 2001 (2001 - $114,121,098 vs. 2000 - $105,716,840), the Company increased its number of employees by 19% (2001 - 323 vs. 2000 - 272), primarily in the warehouse and delivery departments. As a result, payroll costs during 2001 increased $1,059,380, a 12.5% increase over 2000 levels, compared to a more modest increase of $682,045 (8.7%) during 2000 over 1999 levels. Despite the appreciable escalation in 2001 payroll costs, payroll costs as a percentage of each of total expenses and net sales remained fairly constant, at approximately 5.3%, 5.1% and 5.0% for 2001, 2000 and 1999, respectively. The continuing stability in payroll costs, especially considering the sustained pressure on wages, has been a result of an ongoing effort to maintain employee productivity.

     Other Operating Costs. In 2001, other operating costs increased $546,880 (4.7%) over 2000 levels, while in 2000 the Company experienced a much more sizable increase of $1,334,570 (13.1%) over 1999 levels. The modest increase in other operating costs, when compared to the increase for 2000, was due mainly to a decline of $277,200 in retirement accruals, a reduction of charges of $52,982 for offsite warehouse rental space and a reduction $45,398 in travel and entertainment expenses (a combined reduction of $375,380), which offset the increases in building depreciation, insurance, property taxes and warehouse and delivery expenses (a combined total of $1,069,177). Other operating costs for 2001 were 6.6% of total expenses in 2001, as compared to 6.7% in 2000 and 6.4% in 1999.

     More than 97.9% of 2001's increase in other operating costs resulted from increases in warehouse and delivery expenses. Delivery expenses (net of payroll) increased from $3,291,899 in 2000 to $3,550,156 for in 2001, an increase of $258,257 (7.8%). In particular, a 28.8% increase in contract delivery expenses and a 9.8% increase in rental truck expenses to meet increased delivery demand in 2001 resulted in much higher delivery expenses. Further, warehouse expenses during 2001 increased $276,677 (13.2%) as a result of an increase in the cost of workers compensation insurance (35.6%), an increase in the cost of building and equipment repairs (43.7%) and an increase in the cost of warehouse security, which more than doubled (114.4%). These increases in warehouse expenses were only partially offset by an $85,786 (109.4%) increase in freight rebates.

  Net Earnings

     While net sales for 2001 increased $10,395,444 (6.2%) over net sales in 2000, net material costs for 2001 grew by $9,679,166 (6.4%) from levels in 2000, causing gross margin for 2001 to increase by only $716,278 (4.1%) compared to an increase in gross margin during 2000 of $1,315,948 (8.1%). Additionally, the increase in gross margin during 2001 was largely offset by a considerable increase in payroll costs of $1,059,380 (12.5%) and a notable rise in other operating costs of $546,880 (4.7%). Thus pretax net earnings, combined with other comprehensive losses, decreased 51.0% (from $1,103,351 for 2000 to $541,090 in 2001) while after-tax net earnings, combined with other comprehensive losses, decreased by 51.4%.

     Net earnings for 2001 decreased primarily due to factors previously discussed. However, the first quarter of 2001 accounted for approximately 94.2% of the total decline in net earnings for 2001, principally due to a sharp decrease in gross margin, coupled with a considerable increase in payroll costs.

     Net earnings per share for 2001 decreased 237.7% as compared to 2000 levels, from net earnings per share of $2.20 in 2000, to a net loss per share of $3.03 in 2001. The 2001 net loss per share is primarily due to 2001 net earnings being approximately one-half of those in 2000, together with an approximate $50,000 increase in dividends accrued in 2001 over 2000 levels. In 2001, dividends accrued exceeded net earnings by $246,662 (63.4%), resulting in a net loss applicable to the shareholders. By comparison, net earnings for 2000 exceeded dividends accrued by $163,739 (27.9%), resulting in net earnings applicable to shareholders.

     The variation in the Company's earnings per share from year to year results from the Company's commitment to price its merchandise in order to deliver the lowest cost buying program for Member-Dealers, although this often results in lower net earnings for the Company. Because virtually all of the Company shareholders are also Member- Dealers, these trends benefit the individual shareholders of the Company who purchase the Company's merchandise. Therefore, there is no demand from shareholders that the Company focus greater attention upon earnings per share.

  Material Changes in Financial Condition and Liquidity

     In 2001, Handy Hardware maintained its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse facilities, computer software and hardware, as well as delivery equipment, to better meet the needs of its Member-Dealers. However, net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the state of the regional economy in the Company's selling territories, (ii) payment terms the Company offers to its Member-Dealers, (iii) payment terms available to the Company from its suppliers, and (iv) the timing of promotional activities such as the Company's fall trade show.

     During 2001 there was an increase of $189,308 in the Company's cash and cash equivalents. The Company generated cash flow from operating activities of $1,528,266, compared to $3,112,053 of cash from operations during 2000 and $1,928,910 in 1999. The decrease in cash flow in 2001 was principally attributable to a significant decrease in the combined total of net earnings and other comprehensive losses, as well as major increases in inventory and accounts receivable, as compared to 2000. These negative influences on cash flow were only partially offset by the positive effects on cash flow from increases in accounts payable, depreciation and accrued expenses payable. Net cash provided by financing activities was $3,554,799 in 2001,as compared to only $551,965 in 2000 and $443,170 in 1999. This difference was principally attributable to borrowings on the line of credit to fund the Company's warehouse expansion project, which was completed in 2001, and a decline in the repurchase of stock.

     In 2001 net earnings and other comprehensive losses combined were $362,049 less than combined net earnings and other comprehensive losses in 2000 (2001 - $342,800 vs. 2000 - $704,849). This 51.4% decrease was mainly attributable to a 12.5% increase in payroll costs and a 4.7% increase in other operating expenses during 2001, largely due to increased warehouse and delivery expenses, as well as higher costs for insurance and property tax.

     In 2001 inventory increased $2,240,641 compared to a modest increase of only $819,972 in 2000. This 173% increase followed the completion of the Company's warehouse expansion project, which added 241,000 square feet of warehouse space during 2001. The Company ended 2001 with approximately 38,431 stockkeeping units.

     Accounts receivable in 2001 increased by $1,897,429 as compared to a decrease of $780,104 in 2000, a net variance of $2,677,533. The increase in the levels of accounts receivable during the last year is attributable to extended payment terms offered to Member-Dealers at the fall trade show, the sizable addition of inventory available for purchase following completion of the warehouse expansion, as well as delays in receipts of remittances due to heightened scrutiny of mail following the September 11th tragedy.

     Accounts payable increased $3,619,253 during 2001 compared to an increase of $1,963,384 in 2000. This 84.3% increase is primarily attributable to the extended dating terms for payment offered to the Company by suppliers, together with making additional inventory available for purchase by the Company's Member-Dealers.

     Depreciation expense in 2001 was $1,312,553 as compared to $1,104,347 during the same 2000 period. The increase of $208,206 in depreciation expense in 2001 is mainly attributable to depreciating larger warehouse capital cost upon completion of the warehouse expansion project, as well as the acquisition of additional racking for storage of expanded inventory.

     Accrued expenses payable increased by $572,646 in 2001 as compared to a decrease of $711,940 in the same 2000 period, a net variance of $1,284,586, mainly attributable to an increase in accruals for the spring 2002 market, increased accruals for property taxes and increased accruals for truck rental expenses.

     The Company's continuing ability to generate cash to fund its activities is highlighted by three key liquidity measures -- working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:



                                                                         December 31,
                                                    2001                     2000                       1999
                                                    ----                     ----                       ----
  Working Capital                                $6,759,167               $9,152,750                 $10,277,412
  Current Ratio                                  1.27 to 1                 1.50 to 1                  1.61 to 1
  Debt as Percentage of Capitalization              7.3%                     8.0%                       8.5%

     These key liquidity measures have remained relatively constant over the past few years. However, in 2001 these ratios were negatively affected by the capital expenditures, and borrowings on our line of credit, for completion of our warehouse expansion project.

     In 2001, the Company expects to further expand its existing customer base in Arkansas, Oklahoma, West Texas, New Mexico, Louisiana and Mississippi. The Company will finance this expansion with anticipated growth in revenues from sales to the new Member-Dealers in these territories, and with receipts from sales of stock to new and current Member-Dealers. The Company expects that expansion in these selling territories will have a beneficial effect on its ability to generate cash to meet its funding needs.

  Capital Resources

     Over the past five years, the Company's investments in plant and equipment have amounted to more than $12.7 million, and have provided the Company with the capacity for growth to meet the increasing demand for merchandise and expanded services. Management intends to continue to invest prudently at levels commensurate with the anticipated market expansion and needs of current Member-Dealers.

     During 2001, the Company invested $4,884,777 in plant and equipment, with $4,146,718 (84.9%) used for the Company's warehouse expansion project, including capital improvements such as a parking lot security system and a fence ($51,185). The remainder was used to purchase warehouse equipment ($454,131), to upgrade computer equipment and purchase order entry terminals ($135,293), to upgrade the Company's auto fleet ($113,062), to purchase office furniture and equipment ($21,343) and to purchase one remodeled flatbed trailer ($14,230).

     In April 2001 the Company's unsecured revolving line of credit with J P Morgan Chase Bank (formerly known as Chase Bank of Texas) was $10,000,000 and its maturity date was extended to April 2003. This line is used from time to time for brief periods for working capital and other financing needs of the Company. At September 30, 2001 there was an outstanding balance on this line of credit of $3,960,000, which had been reduced to $2,700,000 as of December 31, 2001. The current interest rate on funds borrowed on the line of credit is 3.25%.

     The Company has budgeted approximately $366,000 for 2002 capital expenditures. Of this amount, the Company will use approximately $61,000 to make building improvements, $80,000 to purchase warehouse equipment, $88,000 to improve the Company's fleet of automobiles, $110,000 to upgrade the Company's computer equipment and $27,000 to upgrade office furniture and equipment.

     The Company's cash position of $1,411,096 at December 31, 2001 is anticipated to be sufficient to fund the budgeted year 2002 capital expenditures, although the Company may utilize some third party financing, including the Company's existing credit sources, to increase inventory to meet Member-Dealer needs.

  Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

  Item 8.  Financial Statements and Supplementary Data

                         HANDY HARDWARE WHOLESALE, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Handy Hardware Wholesale, Inc.
Houston, Texas


We have audited the accompanying balance sheets of Handy Hardware Wholesale, Inc., as of December 31, 2001 and 2000, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.


                                         /s/ Clyde D. Thomas & Company, P.C.
                                         ---------------------------------------
                                         CLYDE D. THOMAS & COMPANY, P. C.
                                         Certified Public Accountants

February 6, 2002
Pasadena, Texas

                                                          HANDY HARDWARE WHOLESALE, INC.
                                                                   BALANCE SHEETS


                                                                                                      DECEMBER 31,
                                                                                           -------------------------------------
                                                                                                  2001                   2000
                                                                                           --------------         --------------
                                       ASSETS
                                       ------
CURRENT ASSETS
--------------
   Cash                                                                                    $    1,411,096         $    1,221,788
   Accounts receivable - trade, net of subscriptions receivable and
      allowance for doubtful accounts                                                          11,748,607              9,851,178
   Inventory                                                                                   18,207,690             15,967,049
   Note receivable                                                                                    935                  6,904
   Prepaid expenses                                                                               213,461                172,387
   Prepaid income tax                                                                             201,897                 70,782
   Deferred compensation funded                                                                    30,736                      -
                                                                                           --------------         --------------
      Total Current Assets                                                                     31,814,422             27,290,088
                                                                                           --------------         --------------
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   At cost, less accumulated depreciation of
      $6,088,346 (2001) and $5,549,306 (2000)                                                  16,776,391             13,204,168
                                                                                           --------------         --------------

OTHER ASSETS
------------
   Notes receivable                                                                               334,157                310,910
   Deferred compensation funded                                                                   338,093                426,712
   Prepaid expenses                                                                                25,762                 15,840
                                                                                           --------------         --------------
                                                                                                  698,012                753,462
                                                                                           --------------         --------------
      TOTAL ASSETS                                                                         $   49,288,825         $   41,247,718
      ------------                                                                         ==============         ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES
-------------------
   Notes payable - line of credit                                                          $    2,700,000         $            -
   Notes payable - stock - current portion                                                         32,800                 57,000
   Notes payable - capital leases                                                                  27,371                  7,889
   Accounts payable - trade                                                                    21,034,254             17,415,001
   Accrued expenses payable                                                                     1,230,094                657,448
   Deferred compensation payable - current                                                         30,736                      -
                                                                                           --------------         --------------
      Total Current Liabilities                                                                25,055,255             18,137,338
                                                                                           --------------         --------------
NONCURRENT LIABILITIES
----------------------
   Notes payable - stock - noncurrent portion                                                     750,360                756,560
   Notes payable - capital leases                                                                  34,235                 17,591
   Notes payable - vendor consignment merchandise                                                 334,157                309,975
   Deferred compensation payable                                                                  338,093                426,712
   Deferred income taxes payable                                                                  190,888                205,578
                                                                                           --------------         --------------
                                                                                                1,647,733              1,716,416
                                                                                           --------------         --------------
         Total Liabilities                                                                 $   26,702,988         $   19,853,754
                                                                                           --------------         --------------

                                                          HANDY HARDWARE WHOLESALE, INC.
                                                                  BALANCE SHEETS

                                                                                                      DECEMBER 31
                                                                                             -----------------------------------
                                                                                                  2001                   2000
                                                                                              -------------         -------------
STOCKHOLDERS' EQUITY
--------------------
     Common stock, Class A, authorized 20,000 shares, $100
        par value per share, issued 10,510 and 10,020 shares                                  $   1,051,000         $   1,002,000
     Common stock, Class B, authorized 100,000 shares, $100
        par value per share, issued 70,753 and 64,053 shares                                      7,075,300             6,405,300
     Common stock, Class B subscribed, 5,093.62 and
        4,804.89 shares                                                                             509,362               480,489
         Less subscriptions receivable for Class B Common stock                                     (22,502)              (25,475)
     Preferred stock, 7% cumulative, authorized 100,000 shares $100 par value per share, issued 73,622
        and 66,826 shares                                                                         7,362,200             6,682,600
     Preferred stock subscribed, 5,093.62 and 4,804.89 shares                                       509,362               480,489
         Less subscriptions receivable for Preferred stock                                          (22,502)              (25,475)
     Paid in surplus                                                                                426,007               403,489
                                                                                              -------------         -------------
                                                                                                 16,888,227            15,403,417
                                                                                              -------------         -------------

     Retained earnings exclusive of other comprehensive earnings                                  5,682,518             5,929,180
     Retained earnings applicable to other comprehensive earnings                                    15,092                61,367
                                                                                              -------------         -------------
         Total retained earnings                                                                  5,697,610             5,990,547
                                                                                              -------------         -------------

           Total Stockholders' Equity                                                           $22,585,837           $21,393,964
                                                                                              -------------         -------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  49,288,825         $  41,247,718
               ------------------------------------------                                     =============         =============
















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                     HANDY HARDWARE WHOLESALE, INC.
                                        STATEMENTS OF EARNINGS

                                                                 YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                         2001              2000             1999
                                                         ----              ----             ----
REVENUE
-------
     Net sales                                       $ 178,503,543    $ 168,108,099    $ 158,066,302
     Sundry income                                       4,113,896        3,718,596        3,309,286
                                                     -------------    -------------    -------------
        Total Revenue                                  182,617,439      171,826,695      161,375,588
                                                     -------------    -------------    -------------
EXPENSES
--------
     Net material costs                                160,236,413      150,557,247      141,831,398
     Payroll costs                                       9,560,011        8,500,631        7,818,586
     Other operating costs                              12,057,265       11,510,385       10,175,815
     Interest expense                                      152,547           87,179           68,234
                                                     -------------    -------------    -------------
        Total Expenses                                 182,006,236      170,655,442      159,894,033
                                                     -------------    -------------      -----------
EARNINGS BEFORE PROVISION FOR FEDERAL
    INCOME TAX                                             611,203        1,171,253        1,481,555
-------------------------------------
PROVISION FOR FEDERAL INCOME TAX                           222,128          421,589          530,653
--------------------------------                     -------------    -------------    -------------

NET EARNINGS                                               389,075          749,664          950,902
------------

LESS DIVIDENDS ON PREFERRED STOCK                          635,737          585,925          554,346
---------------------------------

NET EARNINGS (LOSS) APPLICABLE
    TO COMMON STOCKHOLDERS                           $    (246,662)   $     163,739    $     396,556
------------------------------                       =============    =============    =============

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
    CLASS A & CLASS B                                $       (3.03)   $        2.20    $        5.66
---------------------------------------------        =============    =============    =============

OTHER COMPREHENSIVE EARNINGS (LOSS)
----------------------------------
     Unrealized gain (loss) on securities                  (70,113)         (67,902)          62,300
     Provision for federal income tax
       Other comprehensive earnings (loss)
        net of tax                                         (23,838)         (23,087)          21,182
                                                     -------------    -------------    -------------
                                                           (46,275)         (44,815)          41,118
                                                     -------------    -------------    -------------

COMPREHENSIVE EARNINGS (LOSS)                        $    (292,937)   $     118,924    $     437,674
----------------------------                         =============    =============    =============








See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                                            HANDY HARDWARE WHOLESALE, INC.
                                                          STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------------------------
                                                                               2001                   2000                    1999
                                                                               ----                   ----                    ----
COMMON STOCK, CLASS A $100 PAR VALUE
------------------------------------
   Balance at January 1,                                               $      1,002,000       $       919,000        $      893,000
   Stock issued (year 2001 - 910 shares)                                         91,000               127,000                79,000
   Stock canceled (year 2001 - 420 shares)                                      (42,000)              (44,000)              (53,000)
                                                                       ----------------       ---------------        --------------
   Balance at December 31,                                                    1,051,000             1,002,000               919,000
                                                                       ----------------       ---------------        --------------
COMMON STOCK, CLASS B, $100 PAR VALUE
-------------------------------------
   Balance at January 1,                                                      6,405,300             5,876,800             5,566,700
   Stock issued (year 2001 - 8,077 shares)                                      807,700               759,200               702,900
   Stock canceled (year 2001 - 1,377 shares)                                   (137,700)             (230,700)             (392,800)
                                                                       ----------------       ---------------        --------------
   Balance at December 31,                                                    7,075,300             6,405,300             5,876,800
                                                                       ----------------       ---------------        --------------
COMMON STOCK, CLASS B, SUBSCRIBED
---------------------------------
   Balance at January 1,                                                        480,489               449,824               430,998
   Stock subscribed                                                             831,173               778,265               687,326
   Transferred to stock                                                        (802,300)             (747,600)             (668,500)
                                                                       ----------------       ---------------        --------------
   Balance at December 31,                                                      509,362               480,489               449,824
   Less subscription receivable                                                 (22,502)              (25,475)              (27,242)
                                                                       ----------------       ---------------        ---------------
       Total                                                                    486,860               455,014               422,582
                                                                       ----------------       ---------------        --------------

PREFERRED STOCK, 7% CUMULATIVE $100 PAR VALUE
---------------------------------------------
   Balance at January 1,                                                      6,682,600             6,138,650             5,824,650
   Stock issued (year 2001 - 8,257 shares)                                      825,700               792,200               728,925
   Stock canceled (year 2001 - 1,461 shares)                                   (146,100)             (248,250)             (414,925)
                                                                       ----------------       ---------------        --------------
   Balance at December 31,                                                    7,362,200             6,682,600             6,138,650
                                                                       ----------------       ---------------        --------------
PREFERRED STOCK, 7% CUMULATIVE SUBSCRIBED
-----------------------------------------
   Balance at January 1,                                                        480,489               449,824               430,998
   Stock subscribed                                                             831,173               778,265               687,326
   Transferred to stock                                                        (802,300)             (747,600)             (668,500)
                                                                       ----------------       ---------------        --------------
   Balance at December 31,                                                      509,362               480,489               449,824
   Less subscription receivable                                                 (22,502)              (25,475)              (27,242)
                                                                       ----------------       ---------------        --------------
       Total                                                                    486,860               455,014               422,582
                                                                       ----------------       ---------------        --------------
PAID IN CAPITAL SURPLUS
-----------------------
   Balance at January 1,                                               $        403,489       $       363,610        $      339,238
   Additions                                                                     22,518                39,879                24,372
                                                                       ----------------       ---------------        --------------
   Balance at December 31,                                             $        426,007       $       403,489        $      363,610
                                                                       ----------------       ---------------        --------------
TREASURY STOCK, AT COST
-----------------------
   COMMON STOCK, CLASS A, AT COST
   ------------------------------
   Balance at January 1,                                               $              -       $             -        $            -
   Stock reacquired                                                             (42,000)              (44,000)              (53,000)
   Stock canceled                                                                42,000                44,000                53,000
   Stock issued                                                                       -                     -                     -
                                                                       ----------------       ---------------        --------------
   Balance at December 31,                                             $              -       $             -        $            -
                                                                       ----------------       ---------------        --------------

                                                            HANDY HARDWARE WHOLESALE, INC.
                                                          STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                         Page 2

                                                                                         YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------------------------
                                                                               2001                   2000                    1999
                                                                               ----                   ----                    ----
   COMMON STOCK, CLASS B, AT COST
   ------------------------------
   Balance at January 1,                                               $             -       $             -       $             -
   Stock reacquired                                                           (137,700)             (230,700)             (392,800)
   Stock canceled                                                              137,700               230,700               392,800
   Stock issued                                                                      -                     -                     -
                                                                       ---------------       ---------------       ---------------
   Balance at December 31,                                                           -                     -                     -
                                                                       ---------------       ---------------       ---------------

   PREFERRED STOCK, 7% CUMULATIVE AT COST
   --------------------------------------
   Balance at January 1,                                                             -                     -                     -
   Stock reacquired                                                           (146,100)             (248,250)             (414,925)
   Stock canceled                                                              146,100               248,250               414,925
   Stock issued                                                                      -                     -                     -
                                                                       ---------------       ---------------       ---------------
   Balance at December 31,                                                           -                     -                     -
                                                                       ---------------       ---------------       ---------------

      TOTAL TREASURY STOCK                                                           -                     -                     -
      --------------------                                             ---------------       ---------------       ---------------

RETAINED EARNINGS
-----------------
   Balance at January 1                                                      5,990,547             5,871,623             5,433,949
   Add:  Net earnings year ending December 31                                  389,075               749,664               950,902
         Other comprehensive earnings (loss)                                   (46,275)              (44,815)               41,118
   Deduct:  Cash dividends on Preferred Stock                                  635,737               585,925               554,346
                                                                       ---------------       ---------------       ---------------
   Balance at December 31,                                                   5,697,610             5,990,547             5,871,623
                                                                       ---------------       ---------------       ---------------
TOTAL STOCKHOLDERS' EQUITY                                             $    22,585,837       $    21,393,964       $    20,014,847
--------------------------                                             ===============       ===============       ===============







See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                                 HANDY HARDWARE WHOLESALE, INC.
                                                 STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------------------
                                                                             2001                   2000                1999
                                                                        ---------------         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net earnings and other comprehensive earnings (loss)                 $       342,800         $    704,849        $    992,020
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Depreciation                                                            1,312,553            1,104,347           1,034,733
      Deferred income tax                                                       (14,690)             (23,697)            (18,758)
        (Gain) Loss on sale of property, plant, and equipment                    (3,250)                (979)             (1,232)
        Unrealized gain (increase) decrease in fair market
        value of securities                                                      70,114               67,902             (62,300)
   Changes in assets and liabilities:
      (Increase) Decrease in accounts receivable                             (1,897,429)             780,104            (295,837)
      (Increase) Decrease in notes receivable                                   (17,278)             (72,356)           (104,922)
      (Increase) Decrease in inventory                                       (2,240,641)            (819,972)         (1,041,067)
      (Increase) Decrease in prepaid expenses                                  (182,111)              38,284             203,872
      Increase (Decrease) in note payable for vendor
        consignment merchandise                                                  24,182               85,103             110,165
      Increase (Decrease) in accounts payable                                 3,619,253            1,963,384             766,875
      Increase (Decrease) in accrued expenses payable                           572,646             (711,940)            244,757
      Increase (Decrease) in deferred
        compensation payable                                                    (57,883)              (2,976)            100,604
                                                                        ---------------         ------------        ------------
        Net Cash Provided by (Used for) Operating Activities                  1,528,266            3,112,053           1,928,910
                                                                        ---------------         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital expenditures for property, plant, and equipment                   (4,884,777)          (3,552,032)         (2,284,387)
   Investment in deferred compensation funded                                    (9,770)              (9,650)             (9,650)
   Sale of property, plant and equipment                                          3,250                  979              11,238
   Reinvested dividends, interest, and capital gains                             (2,460)             (55,276)            (28,654)
                                                                        ---------------         ------------        ------------
        Net Cash Provided by (Used for ) Investing Activities                (4,893,757)          (3,615,979)         (2,311,453)
                                                                        ---------------         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Note Payable - line of credit borrowings                                  54,955,000           22,306,000          15,937,543
   Note Payable - line of credit repayments                                 (52,255,000)         (22,306,000)        (15,937,543)
   Increase (Decrease) in notes payable - lease                                  36,126              (41,383)            (58,309)
   Increase (Decrease) in notes payable - stock                                 (30,400)             (80,920)            346,450
   (Increase) Decrease in subscription receivable                                 5,946                3,534              (2,749)
   Proceeds from issuance of stock                                            1,804,664            1,779,609           1,572,849
   Purchase of treasury stock                                                  (325,800)            (522,950)           (860,725)
   Dividends paid                                                              (635,737)            (585,925)           (554,346)
                                                                        ---------------         ------------        ------------
        Net Cash Provided by (Used for) Financing Activities                  3,554,799              551,965             443,170
                                                                        ---------------         ------------        ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             189,308               48,039              60,627
-----------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                1,221,788            1,173,749           1,113,122
----------------------------------------------                          ---------------         ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $     1,411,096         $  1,221,788        $  1,173,749
----------------------------------------                                ===============         ============        ============
ADDITIONAL RELATED DISCLOSURES TO THE
   STATEMENT OF CASH FLOWS
-------------------------------------
   Interest expense paid                                                $       152,547         $     87,179        $     68,234
   Income tax payments                                                          344,094              392,646             565,043


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



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

  Cash
  ----
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company maintains a checking account which, at times, exceeds the FDIC coverage of $100,000 normally extended to such accounts. At December 31, 2001, the balance of this account amounted to $1,392,367.

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

  Property, Plant, and Equipment
  ------------------------------
     Property,  plant,  and  equipment  are  carried  at cost.  Depreciation  of
     property  accounts  for  financial  statement   presentation  is  based  on
     estimated useful lives and methods as follows:

                                                                           Life                   Method of
                                  Asset                                  in Years               Depreciation
           -------------------------------------------------------  ---------------------  --------------------------

           Building                                                       30-39            Straight Line
           Furniture and warehouse equipment including
               computer and data processing equipment                      3-7             Straight Line/MACRS
           Transportation equipment                                        3-5             Straight Line

     Property, plant and equipment consists of:

                                                                                       December 31,
                                                                                       ------------
                                                                               2001                    2000
                                                                               ----                    ----

              Land                                                         $     3,207,866        $      3,207,866
              Buildings & improvements                                          15,452,276              11,342,194
              Furniture, computer, warehouse equipment                           3,698,071               3,642,310
              Transportation equipment                                             506,524                 561,104
                                                                           ---------------        ----------------
                                                                           $    22,864,737        $     18,753,474
              Less:  Accumulated depreciation                                    6,088,346               5,549,306
                                                                           ---------------        ----------------
                                                                           $    16,776,391        $     13,204,168
                                                                           ===============        ================

     Depreciation expense for the year ended December 31, 2001, amounted to $1,312,553 compared with $1,104,347 for the year ended December 31, 2000.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

Changes in property, plant, and equipment for the year ended December 31, 2001, are shown in the following schedule:


                                               Balance      Additions at                           Other              Balance
                                               1-1-2001        Cost           Retirements         Changes            12-31-2001
                                        ---------------   --------------    --------------     --------------   ---------------

  Land                                  $     3,207,866   $            -    $            -     $            -   $     3,207,866
  Construction in Progress-
      warehouse expansion                     2,107,122        4,044,192                 -         (6,151,314)                -
  Buildings and improvements                  9,235,072          102,526            36,636          6,151,314        15,452,276
  Furniture, computers and
      warehouse equipment                     3,642,310          610,767           555,006                  -         3,698,071
  Transportation equipment                      561,104          132,084           186,664                  -           506,524
                                        ---------------   --------------    --------------     --------------   ---------------
                                        $    18,753,474   $    4,889,569    $      778,306     $            -   $    22,864,737
                                        ===============   ==============    ==============     ==============   ===============


Changes in property, plant, and equipment for the year ended December 31, 2000, are shown in the following schedule:

                                               Balance      Additions at                           Other              Balance
                                               1-1-2001        Cost           Retirements         Changes            12-31-2001
                                        ---------------   --------------    --------------     --------------   ---------------


  Land                                  $     3,202,572   $        5,294    $            -     $            -   $     3,207,866
  Construction in Progress-
      warehouse expansion                             -        2,107,122                 -                  -         2,107,122
  Buildings and improvements                  8,549,156          692,571             6,655                  -         9,235,072
  Furniture, computers and
      warehouse equipment                     3,740,954          468,342           566,986                  -         3,642,310
  Transportation equipment                      426,235          278,703           143,834                  -           561,104
                                        ---------------   --------------    --------------     --------------   ---------------
                                        $    15,918,917   $    3,552,032    $      717,475     $            -        18,753,474
                                        ===============   ==============    ==============     ==============   ===============


Changes in property, plant, and equipment for the year ended December 31, 1999, are shown in the following schedule:

                                               Balance      Additions at                           Other              Balance
                                               1-1-2001        Cost           Retirements         Changes            12-31-2001
                                        ---------------   --------------    --------------     --------------   ---------------


  Land                                  $     2,027,797   $    1,174,775    $            -     $            -   $     3,202,572
  Buildings and improvements                  7,859,100          690,056                 -                  -         8,549,156
  Furniture, computers and
      warehouse equipment                     3,721,832          348,494           329,372                  -         3,740,954
  Transportation equipment                      425,272           71,063            70,100                  -           426,235
                                        ---------------   --------------    --------------     --------------   ---------------
                                        $    14,034,001   $    2,284,388    $      399,472     $            -   $    15,918,917
                                        ===============   ==============    ==============     ==============   ===============

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 2001, are shown in the following schedule:

                                              Balance      Additions at                            Other            Balance
                                              1-1-2001         Cost          Retirements          Changes          12-31-2001
                                        ---------------   --------------    --------------     -------------    ---------------
  Land                                  $             -   $            -    $            -     $            -   $             -
  Buildings and improvements                  2,755,238          590,789            36,636                  -         3,309,391
  Furniture, computers and
      warehouse equipment                     2,508,681          574,981           555,006                  -         2,528,656
  Transportation equipment                      285,387          146,783           181,871                  -           250,299
                                        ---------------   --------------    --------------     --------------   ---------------
                                        $     5,549,306   $    1,312,553    $      773,513     $            -   $     6,088,346
                                        ===============   ==============    ==============     ==============   ===============


Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 2000, are shown in the following schedule:

                                              Balance      Additions at                            Other            Balance
                                              1-1-2000         Cost          Retirements          Changes          12-31-2000
                                        ---------------   --------------    --------------     -------------    ---------------

  Land                                  $             -   $            -    $            -     $            -   $             -
  Buildings and improvements                  2,357,085          404,808             6,655                  -         2,755,238
  Furniture, computers and
      warehouse equipment                     2,496,183          579,484           566,986                  -         2,508,681
  Transportation equipment                      309,166          120,055           143,834                  -           285,387
                                        ---------------   --------------    --------------     --------------   ---------------
                                        $     5,162,434   $    1,104,347    $      717,475     $            -   $     5,549,306
                                        ===============   ==============    ==============     ==============   ===============

Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 1999, are shown in the following schedule:

                                              Balance      Additions at                            Other            Balance
                                              1-1-1999         Cost          Retirements          Changes          12-31-1999
                                        ---------------   --------------    --------------     -------------    ---------------
  Land                                  $             -   $            -    $            -     $            -   $             -
  Buildings and improvements                  2,093,539          263,546                                    -         2,357,085
  Furniture, computers and
      warehouse equipment                     2,154,561          670,994           329,372                  -         2,496,183
  Transportation equipment                      269,066          100,193            60,093                  -           309,166
                                        ---------------   --------------    --------------     --------------   ---------------
                                        $     4,517,166   $    1,034,733    $      389,465     $            -   $     5,162,434
                                        ===============   ==============    ==============     ==============   ===============

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------
     Income Taxes
     ------------

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

                                              Annual              Tax Depreciation               Total
                                         Tax Depreciation        (Over) Under Book           Accumulation
                                         Over (Under) Book        Depreciation for           Tax Over Book
                          Year             Depreciation            Deleted Assets            Depreciation
                          ----             ------------            --------------            ------------
                     12-31-99              (22,129)                   8,918                1,257,673
                     12-31-00               41,414                     (197)               1,298,890
                     12-31-01               67,232                  (23,769)               1,342,353

2. Deferred compensation is accrued as follows:

                     Balance, December 31, 2000                                           $       426,712
                     Decrease for year ended December 31, 2001                                     57,883
                                                                                          ---------------
                     Balance, December 31, 2001                                           $       368,829
                                                                                          ===============

The deferred compensation has not been deducted for income tax purposes.


3. Internal Revenue Code Section 263A requires certain costs to be capitalized for inventory purposes. The following schedule shows the amount reported on the tax return.



                                                                                 December 31,
                                                                 -----------------------------------------
                                                                        2001                      2000
                                                                 ----------------        -----------------

                     Book inventory                              $     18,207,690        $      15,967,049
                     Adjustment for 263A uniform
                         capitalization costs                             380,869                  320,046
                                                                 ----------------        -----------------
                     Inventory for tax return                    $     18,588,559        $      16,287,095
                                                                 ================        =================

The Company accounts for any tax credits as a reduction of income tax expense in the year in which such credits arise.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------

     Earnings Per Share of Common Stock
     ----------------------------------

     Earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to stock issued, stock subscribed, dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                              Year ended December 31,
                                                                ---------------------------------------------------
                                                                     2001                2000               1999
                                                                -----------         -------------       -----------
           Net earnings                                         $   389,075         $     749,664       $   950,902
           Less:  Dividends on preferred stock                      635,737               585,925           554,346
                                                                -----------         -------------       -----------
           Net earnings (loss) applicable to
             common stockholders                                $  (246,662)        $     163,739       $   396,556

           Weighted average shares of common
             stock (Class A and Class B outstanding)                 81,415                74,492            70,101

           Net earnings (loss) per share of
             common stock                                       $     (3.03)        $        2.20       $      5.66

     In prior years, earnings per share were calculated using Net Earnings and Other Comprehensive Earnings (Loss) (previously identified as Total
     Comprehensive  Earnings),  adjusted  for  dividends.   Beginning  in  2001,
     earnings per share are calculated using net earnings, adjusted for dividends. Net earnings per share of common stock for the years ended December 31, 2000 and 1999 are restated as follows:

                                                                                        Year ended December 31,
                                                                                    ------------------------------
                                                                                         2000               1999
                                                                                    -------------       ----------
           Prior calculation based on
                Total comprehensive earnings                                        $     704,849       $  992,020
                Less:  Dividends on preferred stock                                       585,925          554,346
                                                                                    -------------       ----------
                                                                                    $     118,924       $  437,674
                Weighted average shares of common stock (Class A
                and Class B outstanding)                                                   74,492           70,101

                Net earnings (loss) per share of common stock                                1.60             6.24

           Adjusted for other comprehensive earnings (loss) net of tax                    (44,815)          41,118
                Adjustment per share of common stock                                         (.60)           .58

           Restated based on net earnings                                                 749,664          950,902
                Less:  Dividends on preferred stock                                       585,925          554,346
                                                                                    -------------       ----------
                                                                                          163,739          396,556

                Net earnings (loss) per share of common stock                       $        2.20       $     5.66

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



Preferred Stock Dividends
-------------------------

     Cash dividends paid on the Company's outstanding preferred stock (par value $100 per share) were 10% for 2001, 10% for 2000, and 10% for 1999, pro-rated for the portion of a twelve-month period (ending January 31) during which the preferred stock was held. The weighted average number of preferred shares outstanding during each 12 month period was used to calculate the per share cash dividends on preferred stock as reflected below. Cash dividends have never been paid and are not anticipated to be paid in the future on either class of the Company's outstanding common stock.

                                    SCHEDULE OF PREFERRED STOCK DIVIDENDS

                                   During the
                                   Year Ended            Weighted Average Shares
                                   December 31                 Outstanding              Per Share
                              ----------------------    ---------------------------    ------------
                                      2001                        73,980                 $   8.59
                                      2000                        67,602                     8.67
                                      1999                        63,662                     8.71

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

NOTE 2 - NOTES RECEIVABLE
-------------------------

     Notes receivable reflect amounts due to the Company from its Member-Dealers under deferred payment agreements.

     Under the deferred agreement, the Company supplies Member-Dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the Member-Dealer continues to purchase General Electric lamps through the Company. If a Member-Dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric bills the Company for the Member-Dealer's initial order and the note becomes immediately due and payable in full to the Company. In September, 2000, virtually the same type of deferred payment agreement was put into effect with Chicago Specialty, a manufacturer of plumbing supplies.

     Notes receivable are classified as follows:

                                                                 December 31,
                                                     -----------------------------------
                                                           2001               2000
                                                     --------------      ---------------
                         Current                     $          935      $         6,904
                         Noncurrent                         334,157              310,910
                                                     --------------      ---------------
                         Total                       $      335,092      $       317,814
                                                     ==============      ===============

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

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

     Notes payable - stock are classified as follows:

                                                                 December 31,
                                                     -----------------------------------
                                                          2001                 2000
                                                     --------------      ---------------
                         Current                     $       32,800      $        57,000
                         Noncurrent                         750,360              756,560
                                                     --------------      ---------------
                         Total                       $      783,160      $       813,560
                                                     ==============      ===============

     Principal payments applicable to the next five years are as follows:

                         2002                        $    32,800
                         2003                            324,280
                         2004                            358,200
                         2005                             41,280
                         2006                             26,600
                                                     -----------
                                                       $ 783,160

NOTE 4- INCOME TAXES
--------------------

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method.

     The major categories of deferred income tax provisions are as follows (based on FASB 109):

                                                                                        Year ended December 31,
                                                                         ----------------------------------------------------
                                                                              2001               2000                1999
                                                                         --------------     --------------      -------------
       Excess of tax over book depreciation                              $    1,342,353     $    1,298,890      $   1,257,673
       Allowance for doubtful accounts                                          (44,001)           (29,749)            (7,195)
       Inventory - ending inventory adjustment
         for tax recognition of sec. 263A
              uniform capitalization costs                                     (380,869)          (320,046)          (296,130)
       Deferred compensation                                                   (356,048)          (344,453)          (280,010)
                                                                         ---------------    ---------------     --------------
                  Total                                                         561,435            604,642            674,337
                  Statutory tax rate                                                 34%                34%                34%
                                                                         --------------     --------------      -------------
       Cumulative deferred income tax payable                            $      190,888     $      205,578      $     229,275
                                                                         ==============     ==============      =============
       Classified as:
              Current liability                                          $            -     $            -      $           -
              Noncurrent liability                                              190,888            205,578            229,275
                                                                         --------------     --------------      -------------
                                                                         $      190,888     $      205,578      $     229,275
                                                                         ==============     ==============      =============

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



NOTE 4- INCOME TAXES (CONTINUED)
-------------------------------

     Reconciliation of income taxes on difference between tax and financial accounting:

                                                                                       Year ended December 31,
                                                                         -----------------------------------------------------
                                                                             2001                2000               1999
                                                                         --------------    ---------------      --------------
    Principal components of income tax expense
    Federal:
        Current
           Income tax paid                                               $      344,094     $      392,646      $      565,043
           Carryover of prepayment from prior year                               70,783            100,335             105,884
           Current income tax payable                                                 -                  -                   -
                                                                         --------------     --------------      --------------
                                                                         $      414,877     $      492,981      $      670,927
           Less carryover to subsequent year                                   (201,897)           (70,783)           (100,335)
                                                                         --------------     --------------      --------------
           Income tax for tax reporting at statutory rate of 34%         $      212,980     $      422,198      $      570,592
        Deferred
           Adjustments for financial reporting:
              Depreciation                                                       14,777             14,014              (4,492)
              263A uniform capitalization costs                                 (20,680)            (8,131)             (1,401)
              Other                                                              (8,787)           (29,579)            (12,864)
                                                                         --------------     --------------      --------------
        Provision for federal income tax (U.S.)                          $      198,290     $      398,502      $      551,835
                                                                         ==============     ==============      ==============

     The Company is not exempt from income tax except for municipal bond interest earned in an amount of $2,319.

     Handy is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income.

NOTE 5 - LEASES
---------------

     Operating Leases
     ----------------

     The Company leases certain trucks and trailers under long-term operating lease agreements. Leases expire in each of the years between 2001 and 2006.

     The following is a schedule of future minimum lease payments for operating leases as of December 31, 2001 and 2000 for the subsequent five years:

                                                              Year ended
                                                             December 31
                                                   ------------------------------------
                                                       2001                   2000
                                                   ------------          --------------
                               2001                $          -          $      603,192
                               2002                     617,080                 359,873
                               2003                     508,086                 253,148
                               2004                     489,487                 219,239
                               2005                     428,317                 161,892
                               2006                     280,692                       -

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 5 - LEASES (CONTINUED)
--------------------------

     Capital Leases
     --------------

     The Company leases equipment as a capital lease. The following is an analysis of the leased property under capital leases by major class:

             Class of Property                                               Year ended
             -----------------                                              December 31
                                                           ------------------------------------------
                                                                  2001                        2000
                                                           --------------               -------------
             Furniture, computers,
                  and warehouse equipment                  $      128,650               $     166,479
             Less:  Accumulated depreciation                       92,566                     154,547
                                                                   ------                     -------
                                                           $       36,084               $      11,932
                                                           ==============               =============

     The following is a schedule by year of future minimum lease payments for capital leases.

                                                                             Year ended
                                                                            December 31
                                                            --------------------------------------------
                                                                  2001                        2000
                                                            -------------               ----------------
                                 2001                       $           -               $          7,889
                                 2002                              27,371                         17,591
                                 2003                               9,780                              -
                                 2004                               9,780                              -
                                 2005                               9,780                              -
                                 2006                               4,895                              -
                                                            -------------               ----------------
                                      Total                 $      61,606               $         25,480
                                                            =============               ================

     The lease payments at year-end 2001 are reflected in the Balance Sheet as current and noncurrent obligations under capital leases of $27,371 and $34,235, respectively. The estimated interest rates range from 4% to 9%. Amortization of leased property is included in depreciation expense.

     Rental Expenses
     ---------------

     Rental expenses for the preceding three years are:

                                   2001                    $     894,987
                                   2000                        1,328,764
                                   1999                        1,089,000

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     None

     The Company is owned entirely by its Member-Dealers and former Member-Dealers. No shareholder is the beneficial owner of more than five percent of any class of the Company's voting securities. Substantially all sales are made to the Member-Dealers (Owners) of the Company.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



NOTE 7 - RETIREMENT PLAN - HANDY HARDWARE WHOLESALE, INC. 401(K) PROFIT SHARING PLAN
--------------------------------------------------------------------------------

     During 1997, the Company transferred the former Profit Sharing and Savings Plan to a 401(K)Profit Sharing Plan to help employees achieve financial security during their retirement years. Employees are eligible to participate in the plan if they have attained age 21 and have completed one year of service with the Company. The Plan includes a 401(K) arrangement to allow employees to contribute to the Plan a portion of their compensation, known as elective deferrals. Each year, the Company will make matching contributions in the percentage determined by the Board of Directors at its discretion. The Board of Directors may choose not to make matching contributions to the Plan for a particular year. During 2001, the employees could contribute up to 6% of their gross annual compensation with 50% of such contribution matched by the Company. In addition, the employees could contribute an additional 9% with no Company matching contribution. Employees are 100% vested at all times for elective deferrals in the Plan. The Plan permits the Company to contribute a discretionary amount for a plan year designated as qualified nonelective contributions. Company qualified nonelective contributions are allocated to employees in the same proportion that the number of points per employee bears to the total points of all participants. Employees receive one point for each $1,000 of compensation and one point for each year of service. Employees' interests in the value of the contributions made to their account first partially vest after three years of service at 20% and continue to vest an additional 20% each year until fully vested after seven years of service. Participating employees who reach age 65 are fully vested without regard to their number of years of service. Benefits are paid to eligible employees under the plan in lump sum upon retirement, or at the direction of the employee, pursuant to the terms of an annuity plan selected by the employee. The amount of cost recognized during the years ended December 31, is as follows:

                                                           Company Matching            Company Qualified
                                         Total               Contribution           Nonelective Contribution
                                         -----             ----------------         ------------------------

                  2001                 $ 133,959             $   133,959                 $         -
                  2000                   397,787                 120,587                     277,200
                  1999                   551,311                 106,811                     444,500

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

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
----------------------------------------

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

     Stock  Repurchase
     -----------------

     In 2001 and 2000, the Board approved the continuation of its program of repurchasing certain shares from those shareholders who are over-invested in the Company's capital stock by $4,000 or more. The amount repurchased each year was the amount of stock (based on purchase price of $100 per share) equal to one fourth of the over-invested amount, equally divided between shares of Preferred Stock and Class B Common Stock. In connection with the repurchase, the minimum required investment in the Company's capital stock is at least $10,000, but may be more based on the shareholder's Desired Stock Ownership level. In 2001 and 2000, the Company repurchased 462 and 217 shares for $46,200 and $21,700 respectively.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE 9 - LINE OF CREDIT
-----------------------

     In April, 2001, JP Morgan Chase Bank, formerly known as Chase Bank of Texas, N. A., ("the Bank") amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2002, maturity date. The interest rate is prime minus one and one-half percent (1.5%) or the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). The line has been used from time to time for working capital and other financing needs of the Company. At December, 2001, the outstanding balance due on the line of credit at the end of the year was $2,700,000. The total of all the borrowings against and repayments of the line of credit throughout the year were as follows.

        Balance           Borrowings            Repayments              Balance               Interest            Interest
        1-01-01        Throughout 2001       Throughout 2001            12-31-01                Rate                Paid
    ---------------- --------------------- --------------------- ----------------------- -------------------- ------------------
          $-             $54,955,000           $52,255,000             $2,700,000           7.5% to 3.25%         $102,342

     Terms of the line of credit require monthly payments of accrued interest with the balance, if any, of the loan to be repaid on April 30, 2002.

NOTE 10 - COMPREHENSIVE EARNINGS
--------------------------------

1. Deferred compensation funded in the amount of $368,829 on the Balance Sheet as a current asset in the amount of $30,736 and as a non-current asset in the amount of $338,093 at December 31, 2001, includes equity securities classified as investments available for sale in the amount of $308,829 at fair market value. The $308,829 includes $22,866 unrealized gain on securities resulting from the increase in fair market value. The cost of the equity securities is $285,963.

2.   Changes in Equity Securities:


                                                                                 Year Ended
                                                                              December 31, 2001              Cumulative
                                                                              -----------------         -------------------
        Balance, January 1, 2001                                              $         370,312         $                 -
        Purchases                                                                         6,170                     117,400
        Dividends, interest and capital gains                                             2,460                     168,563
        Unrealized gains (losses) on securities resulting from
          Increase (decrease) in fair market value                                      (70,113)                     22,866
                                                                              -----------------         -------------------
        Balance, December 31, 2001                                            $         308,829         $           308,829
                                                                              =================         ===================

3.   Components of Comprehensive Earnings:

                                                        Net Earnings        Other Comprehensive            Net Earnings
                                                         and Other         Earnings - Unrealized        Exclusive of Other
                                                       Comprehensive           Gains (Losses)              Comprehensive
                                                      Earnings (Loss)          on Securities                 Earnings
                                                      ==============         =================          =================
        Net earnings(loss) before provision
           for federal income tax                     $      541,090         $        (70,113)          $         611,203
        Provision for federal income tax                     198,290                  (23,838)                    222,128
                                                      --------------         ----------------           -----------------
        Net earnings and other
          comprehensive earnings (loss)               $      342,800         $        (46,275)          $         389,075
                                                      ==============         ================           =================

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE 10 - COMPREHENSIVE EARNING (CONTINUED)
------------------------------------------

4.       Components of Retained Earnings

                                                                                       Retained Earnings       Retained Earnings
                                                                                      Applicable to Other     Exclusive of Other
                                                                                         Comprehensive           Comprehensive
                                                                         Total              Earnings               Earnings
                                                                   --------------        --------------          -------------
      Balance, January 1, 2001                                     $    5,990,547        $       61,367          $   5,929,180
      Add:  Net earnings year ended December 31, 2001                     342,800               (46,275)               389,075
      Deduct:  Cash Dividends on preferred stock                         (635,737)                    -               (635,737)
                                                                   ------ -------        --------------          -------------
      Balance, December 31, 2001                                   $    5,697,610        $       15,092          $   5,682,518
                                                                   ==============        ==============          =============


NOTE 11 - SUBSEQUENT EVENT
--------------------------

     Mr. James Tipton retired as president and chief executive officer in January, 2002. The employment agreement between Mr. Tipton and the Company provides that upon his retirement the Company shall pay Mr. Tipton in 120 substantially equal monthly installments, an amount equal to the fair market value of the assets in the Deferred Compensation Account as of such date. Each monthly installment shall include the earnings on the remaining balance until the Account shall have been paid out in full. Notwithstanding the foregoing, the total amount payable to Mr. Tipton shall be appropriately increased or decreased, as the case may be, but not more than semiannually, to reflect the appreciation or depreciation in value and the net income or loss on the funds which remain invested in the Deferred Compensation Account. The payments to Mr. Tipton will begin in March, 2002.

     Following Mr. Tipton's retirement, Mr. Don Jameson, the Company's Executive Vice President and Chief Operating Officer, was elected as President and Chief Executive Officer of the Company.


NOTE 12 - LITIGATION
--------------------

     In the opinion of the Company, at December 31, 2001, there was no pending or threatened litigation or environmental clean-up actions that would have a material effect on the financial position or results of operations of the Company at December 31, 2001.


NOTE 13 - OTHER DISCLOSURES
---------------------------

     1. Costs incurred for advertising are expensed when incurred. The amount charged to advertising expense in the prior three years are:

                                       2001            $    873,059
                                       2000                 855,173
                                       1999                 766,977

     2. Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts in the following amounts.

                                                                   December 31
                                                       ----------------------------------
                                                           2001                   2000
                                                        -----------           -----------
         Subscriptions receivable                       $    45,004           $    50,951
         Allowance for doubtful accounts                     44,001                29,749

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.


                                    PART III

     Items 10-13 are incorporated by reference to the Company's Proxy Statement for its annual stockholders' meeting to be held April 22, 2002, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 2001 fiscal year.


                                     PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Documents Filed as Part of this Report


                                                                                                            Page
         (1)      Financial Statements                                                                    Reference
                  --------------------                                                                    ---------

                  Auditor's Report.............................................................................. 16

                  Balance Sheets at December 31,
                    2001 and 2000............................................................................... 17

                  Statements of Earnings for the
                    years ended December 31,
                    2001, 2000 and 1999 ........................................................................ 19

                  Statements of Stockholders' Equity
                    for the years ended December 31,
                    2001, 2000 and 1999 ........................................................................ 20

                  Statements of Cash Flows for the years ended
                    December 31, 2001, 2000 and 1999 ........................................................... 22

                  Notes to Financial Statements................................................................. 23

         (2)      Financial Statement Schedules

                  Schedule V has been omitted because none of the items reflected thereon was in excess of 1% of total sales for the periods covered.

                  All other schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

         (3)        Exhibits
                    --------

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

    ->    3.3       Bylaws of Handy Hardware Wholesale,  Inc., as amended May 9,
                    2001.

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

    *    10.10      Tenth  Amendment to the  Employment  Agreement,  as amended, between Handy Hardware Wholesale, Inc. and James J. Tipton dated December 27, 2000.

         10.11 Fourth Amendment to Amendment and Restatement of Credit Agreement between the Company and Chase Bank of Texas, National Association dated April 30, 2000.

         10.12      Form of Dealer Contract (New Mexico and Colorado).

    *,-> 10.13      Employment Agreement between Handy Hardware Wholesale,  Inc.
                    and Jerry Donald Jameson dated November 13, 2001.

    ->   10.14      Fifth  Amendment  to  Amendment  and  Restatement  of Credit
                    Agreement  between  the  Company  and  Chase  Bank of Texas,
                    National Association dated April 30, 2001.

    ->   10.15      Statement re Computation of Per Share Earnings.

------------------------------
  * Management Contract
  ->Filed herewith.

     The Company will furnish to any requesting shareholder a copy of any exhibit upon payment of $.40 per page to cover the expense of furnishing such copies. Requests should be directed to Tina S. Kirbie, Secretary and Treasurer, Handy Hardware Wholesale, Inc., 8300 Tewantin Drive, Houston, Texas 77061.


         (b)      Reports on Form 8-K

          The Company filed no reports on Form 8-K during the three months ended December 31, 2001.

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

                                           HANDY HARDWARE WHOLESALE, INC.

                                           /s/ Don Jameson
                                           -------------------------------------
                                           DON JAMESON
                                           President and Chief Executive Officer
  March 7, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Handy Hardware Wholesale, Inc., and in the capacities and on the dates indicated.

                  Signature                                    Title                                     Date
                  ---------                                    -----                                     ----
         /s/Don Jameson                          President, Chief Executive                           March 7, 2002
--------------------------------------------     Officer and Director
         Don Jameson

         /s/Tina S. Kirbie                       Chief Financial and                                  March 7, 2002
--------------------------------------------     Accounting Officer
         Tina S. Kirbie

         /s/Doug Ashy, Jr.                       Director                                             March 11, 2002
--------------------------------------------
         Doug Ashy, Jr.

         /s/Norman J. Bering, II                 Director                                             March 7, 2002
--------------------------------------------
         Norman J. Bering, II

         /s/Craig E. Blum                        Director                                             March 11, 2002
--------------------------------------------
         Craig E. Blum

         /s/Susie Bracht-Black                   Director                                             March 7, 2002
--------------------------------------------
         Susie Bracht-Black

         /s/William R. Hill                      Director                                             March 11, 2002
--------------------------------------------
         William R. Hill

         /s/Ben J. Jones                         Director                                             March 8, 2002
--------------------------------------------
         Ben J. Jones

         /s/Richard A. Lubke                     Director                                             March 11, 2002
--------------------------------------------
         Richard A. Lubke

         /s/Jimmy T. Pate                        Director                                             March 8, 2002
--------------------------------------------
         Jimmy T. Pate

         /s/Leroy Welborn                        Director                                             March 7, 2002
--------------------------------------------
         Leroy Welborn