Form 10-Q
period 2002-03-31
HANDY HARDWARE WHOLESALE INC
filed 2002-05-14
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2002.

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

The number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 2002, was 10,430 shares of Class A Common Stock, $100 par value, and 72,206 shares of Class B Common Stock, $100 par value.

                                              HANDY HARDWARE WHOLESALE, INC.


                                                          INDEX
                                                          -----


PART I            Financial Information                                                 Page No.
                                                                                        -------

       Item 1.             Financial Statements

                     Condensed Balance Sheet March 31, 2002
                           and December 31, 2001 .......................                  3 -  4

                     Condensed Statement of Earnings - Three Months
                           Ended March 31, 2002 and 2001.................                      5

                     Condensed Statement of Cash Flows - Three Months
                           Ended March 31, 2002 and 2001.................                 6 -  7

                     Notes to Condensed Financial Statements...........                   8 - 15


       Item 2.             Management's Discussion & Analysis of Financial
                           Condition and Results of Operations............               16 - 19

       Item 3.             Quantitative & Qualitative Disclosures About
                           Market Risk....................................                    20

       Item 4.             Forward-Looking Statements.....................                    20


PART II           Other Information

       Items 1.-6.         None                                                               20

       Signatures                                                                             21

                                                  HANDY HARDWARE WHOLESALE, INC.
                                                       CONDENSED BALANCE SHEET

                                                                                       MARCH 31,                     DECEMBER 31,
                                                                                         2002                           2001
                                                                                      -----------                   ------------
     ASSETS
     ------

     CURRENT ASSETS
     --------------
        Cash                                                                          $ 1,122,591                   $ 1,411,096
        Accounts Receivable, net of                                                    18,195,630                    11,748,607
             subscriptions receivable and
             allowance for doubtful
             accounts (Note 8)
        Inventory                                                                      20,660,104                    18,207,690
        Notes Receivable (Note 3)                                                             498                           935
        Other Current Assets                                                              447,792                       213,461
        Prepaid Income Tax                                                                127,984                       201,897
        Deferred Compensation Funded                                                       30,736                        30,736
                                                                                      -----------                   -----------
                                                                                      $40,585,335                   $31,814,422
                                                                                      -----------                   -----------

     PROPERTY, PLANT AND EQUIPMENT (Note 2)
     --------------------------------------
        At Cost Less Accumulated Depreciation
        of $6,379,826(2002) and $6,088,346 (2001)                                     $16,547,940                   $16,776,391
                                                                                      -----------                   -----------

     OTHER ASSETS
     ------------
        Notes Receivable (Note 3)                                                     $   334,157                   $   334,157
        Deferred Compensation Funded                                                      338,697                       338,093
        Other Noncurrent Assets                                                               -0-                        25,762
                                                                                      -----------                   -----------
                                                                                      $   672,854                   $   698,012
                                                                                      -----------                   -----------
     TOTAL ASSETS                                                                     $57,806,129                   $49,288,825
     ------------                                                                     ===========                   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     CURRENT LIABILITIES
     -------------------
         Notes Payable - Line of Credit                                               $    - 0 -                    $ 2,700,000
         Notes Payable-Stock (Note 4)                                                     162,640                        32,800
         Notes Payable-Capital Lease                                                       25,399                        27,371
         Accounts Payable - Trade                                                      32,976,507                    21,034,254
         Other Current Liabilities                                                        487,023                     1,230,094
         Deferred Compensation Payable                                                     30,736                        30,736
                                                                                      -----------                   -----------
                                                                                      $33,682,305                   $25,055,255
                                                                                      -----------                   -----------

     NONCURRENT LIABILITIES
     ----------------------
         Notes Payable-Stock (Note 4)                                                 $   694,680                   $   750,360
         Notes Payable-Capital Lease                                                       31,790                        34,235
         Notes Payable-Vendor                                                             334,157                       334,157
         Deferred Compensation Payable                                                    338,697                       338,093
         Deferred Income Taxes Payable (Note 5)                                           191,186                       190,888
                                                                                      -----------                   -----------
                                                                                      $ 1,590,510                   $ 1,647,733
                                                                                      -----------                   -----------

     TOTAL LIABILITIES                                                                $35,272,815                   $26,702,988
     -----------------                                                                -----------                   -----------

                               The accompanying notes are an integral part of the Condensed Financial Statements.

                                                  HANDY HARDWARE WHOLESALE, INC.
                                                CONDENSED BALANCE SHEET (CONTINUED)

                                                                                      MARCH 31,                    DECEMBER 31,
                                                                                        2002                          2001
                                                                                     -----------                   -----------

     STOCKHOLDERS' EQUITY
     --------------------
         Common Stock, Class A,
             authorized 20,000 shares, $100
             par value per share, issued
             10,600 & 10,510 shares                                                  $ 1,060,000                   $ 1,051,000
         Common Stock, Class B,
             authorized 100,000 shares, $100
             par value per share, issued
             72,768 & 70,753 shares                                                    7,276,800                     7,075,300
         Common Stock, Class B
             Subscribed 5,360.25 & 5,093.62
             shares                                                                      536,025                       509,362
                Less Subscription Receivable                                             (38,664)                      (22,502)
         Preferred Stock 7% Cumulative,
             authorized 100,000 shares, $100
             par value per share, issued
             75,727 & 73,622 shares                                                    7,572,700                     7,362,200
         Preferred Stock, Subscribed
             5,360.25 & 5,093.62 shares                                                  536,025                       509,362
                Less Subscription Receivable                                             (38,664)                      (22,502)
         Paid in Surplus                                                                 426,757                       426,007
                                                                                     -----------                   -----------
                                                                                     $17,330,979                   $16,888,227
         Less: Cost of Treasury Stock
             1,294 & -0- shares                                                         (129,400)                        -0-
                                                                                      ----------                   -----------
                                                                                     $17,201,579                   $16,888,227

         Retained Earnings exclusive of other
             comprehensive earnings (Note 7)                                           5,318,073                     5,682,518
         Retained Earnings applicable to other
             comprehensive earnings (Note 7)                                              13,662                        15,092
                                                                                     -----------                   -----------
                                                                                       5,331,735                     5,697,610
                                                                                     -----------                   -----------

             Total Stockholders' Equity                                              $22,533,314                   $22,585,837
                                                                                     -----------                   -----------

         TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                                                        $57,806,129                   $49,288,825
         --------------------                                                        ===========                   ===========

                         The accompanying notes are an integral part of the Condensed Financial Statements.

                                                                 4

                                                     HANDY HARDWARE WHOLESALE, INC.
                                                    CONDENSED STATEMENT OF EARNINGS
                                                             (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------------------
                                                                                        2002                          2001
                                                                                     -----------                   -----------
         REVENUES
         --------
             Net Sales                                                               $49,255,077                   $46,558,089
             Sundry Income                                                               883,005                       779,454
                                                                                     -----------                   -----------
         TOTAL REVENUES                                                              $50,138,082                   $47,337,543
         --------------                                                              -----------                   -----------

         EXPENSE
         -------
             Net Material Costs                                                      $44,711,986                   $42,732,897
             Payroll Costs                                                             2,315,229                     2,145,228
             Other Operating Costs                                                     2,859,292                     2,229,248
             Interest Expense                                                             49,588                        32,986
                                                                                     -----------                   -----------
         TOTAL EXPENSE                                                               $49,936,095                   $47,140,359
         -------------                                                               -----------                   -----------

         NET EARNINGS BEFORE PROVISIONS
         FOR ESTIMATED FEDERAL INCOME TAX                                            $   201,987                   $   197,184
         --------------------------------

         PROVISIONS FOR ESTIMATED
         FEDERAL INCOME TAX (Note 5 & 7)                                                 (74,948)                      (72,131)
         -------------------------------                                             -----------                   -----------

         NET EARNINGS BEFORE PREFERRED DIVIDENDS                                     $   127,039                   $   125,053
         ---------------------------------------

         LESS ACCRUED DIVIDENDS ON
         PREFERRED STOCK                                                                (122,871)                     (158,935)
         -------------------------                                                   -----------                   -----------

         NET EARNINGS (LOSS) APPLICABLE TO
         COMMON STOCKHOLDERS                                                         $     4,168                    $   (33,882)
         ---------------------------------                                           ===========                    ===========

         NET EARNINGS (LOSS) PER SHARE OF
         COMMON STOCK, CLASS A &
         CLASS B (Note 1)                                                            $      0.05                    $     (0.43)
         --------------------------------                                            ===========                    ===========

         OTHER COMPREHENSIVE EARNINGS (LOSS)
         ----------------------------------
             Unrealized Gain (Loss) on Securities
             (Note 7)                                                                $    (2,166)                   $   (62,620)
             Provision for Federal Income Tax(Note 5)                                        736                         21,291
                                                                                     -----------                    -----------
               Other Comprehensive Earnings (Loss)
                  Net of Tax                                                         $    (1,430)                   $   (41,329)
                                                                                     -----------                    -----------

         TOTAL COMPREHENSIVE EARNINGS (LOSS)                                         $     2,738                    $   (75,211)
         -----------------------------------

                         The accompanying notes are an integral part of the Condensed Financial Statements.

                                                   HANDY HARDWARE WHOLESALE, INC.
                                                      STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------------------
                                                                                         2002                          2001
                                                                                     -----------                   -----------
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Net Earnings plus Other Comprehensive Earnings                                  $   125,609                   $    83,724
                                                                                     -----------                   -----------
     Adjustments to Reconcile Net
         Earnings to Net Cash Provided by
         Operating Activities:
               Depreciation                                                          $   320,150                   $   280,485
               Increase (Decrease) in Deferred
                   Income Tax                                                                298                         3,260
               Unrealized gain (increase) decrease
                   In fair market value of securities                                      2,166                        62,620

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                             $(6,447,023)                  $(7,498,013)
         (Increase) Decrease in Notes Receivable                                             437                        (6,579)
         Increase in Inventory                                                        (2,452,414)                   (1,210,300)
         Increase in Other Assets                                                       (208,569)                      (43,598)
         Decrease in Prepaid Income Tax                                                   73,913                        47,580
         Increase in Note Payable-Vendor                                                     -0-                         9,279
         Increase in Accounts Payable                                                 11,942,253                    13,299,498
         Decrease in Other Liabilities                                                  (743,071)                     (560,467)
         Increase in Federal Income
               Taxes Payable                                                                 -0-                           -0-
         Increase (Decrease) in Deferred Compensation
               Payable                                                                    (1,562)                          584
                                                                                     -----------                   -----------
               TOTAL ADJUSTMENTS                                                     $ 2,486,578                   $ 4,384,349
                                                                                     -----------                   -----------


               NET CASH PROVIDED BY
               OPERATING ACTIVITIES                                                  $ 2,612,187                   $ 4,468,073
                                                                                     -----------                   -----------


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
         Capital Expenditures                                                        $   (91,699)                  $(2,112,302)
         Investment in Deferred Compensation Funded                                          -0-                       (62,620)
         Reinvested dividends, interest & capital gains                                     (604)                         (584)
                                                                                     -----------                   -----------
               NET CASH (USED FOR)
               INVESTING ACTIVITIES                                                  $   (92,303)                  $(2,175,506)
                                                                                     -----------                   -----------

                         The accompanying notes are an integral part of the Condensed Financial Statements.


                                                   HANDY HARDWARE WHOLESALE, INC.
                                                       STATEMENT OF CASH FLOWS
                                                          (UNAUDITED)Cont.

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                          ----------------------------------
                                                                                          2002                          2001
                                                                                          ----                          ----
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     (Decrease)in Notes Payable-Line of Credit                                        $(2,700,000)                  $      -0-
     Increase in Notes Payable-Stock                                                       74,160                          -0-
     Increase (Decrease)in Notes Payable-Capital Lease                                     (4,417)                      49,378
     Increase in Subscription Receivable                                                  (32,324)                     (25,372)
     Proceeds From Issuance of Stock                                                      475,076                      482,460
     Purchase of Treasury Stock                                                          (129,400)                     (50,000)
     Dividends Paid                                                                      (491,484)                    (635,737)
                                                                                       -----------                  ----------
         NET CASH (USED FOR) FINANCING
         ACTIVITIES                                                                   $(2,808,389)                  $ (179,271)
                                                                                      -----------                   ----------

NET INCREASE (DECREASE)
IN CASH & CASH EQUIVALENTS                                                            $  (288,505)                  $2,113,296

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                               1,411,096                    1,221,788
                                                                                      -----------                   ----------

CASH & CASH EQUIVALENTS AT END OF
PERIOD                                                                                $ 1,122,591                   $3,335,084
                                                                                      ===========                   ==========



ADDITIONAL RELATED DISCLOSURES
TO THE STATEMENT OF CASH FLOWS
------------------------------

     Interest Expense Paid                                                            $    49,588                   $   32,986
     Income Taxes Paid                                                                    201,897                       70,783













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

(5)       Earnings Per Share:
          ------------------

          Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

Calculation of Net Earnings Per Share of Common Stock                             THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------                           ------------------------------
                                                                                     2001               2002
                                                                                     ----               ----
         Net Earnings Before Preferred Dividends                                $  127,039           $ 125,053
         Less: Accrued Dividends on Preferred Stock                               (122,871)           (158,935
                                                                                -----------          ---------
         Net Earnings (Loss) Applicable to Common Stockholders                  $    4,168           $ (33,882)

         Weighted Average
             Shares of Common Stock (Class A & Class B) outstanding                 86,866              79,494

         Net Earnings (Loss) Per Share of Common Stock                          $     0.05           $   (0.43)
                                                                                ===========          =========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

(4)       Revenue Recognition:
          -------------------

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

          Because Handy is unable to anticipate the amount of the Preferred Stock dividends, it does not accrue a liability for the payment of those dividends on its balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, Handy shows an estimated portion of the dividends to be paid in the first quarter of 2003 based on the dividends paid in the first quarter of 2002.

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the three months ended March 31, 2002 contained herein, therefore, are net of dividends actually paid during the first quarter of 2002 in the amount of $491,484.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment Consists of:

                                                          MARCH 31,                               DECEMBER 31,
                                                            2002                                      2001
                                                         -----------                              -----------

Land                                                     $ 3,207,866                              $ 3,207,866
Building & Improvements                                   15,462,078                               15,452,276
Furniture, Computer, Warehouse                             3,729,996                                3,698,071
Transportation Equipment                                     527,826                                  506,524
                                                         -----------                              -----------
                                                         $22,927,766                              $22,864,737

Less:  Accumulated Depreciation                           (6,379,826)                              (6,088,346)
                                                         -----------                              -----------
                                                         $16,547,940                              $16,776,391
                                                         ===========                              ===========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

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

Notes Receivable are classified as follows:

                                                             CURRENT PORTION                         NONCURRENT PORTION
                                                          -----------------------                --------------------------
                                                          MARCH 31,      DEC. 31,                MARCH 31,         DEC. 31,
                                                          --------       -------                 --------          -------
                                                            2002           2001                    2002              2001
                                                            ----           ----                    ----              ----

Deferred Agreements                                       $   -0-        $   -0-                 $334,157          $334,157
Installment Sale Agreements                                   498            935                      -0-               -0-
                                                          -------        -------                 --------          --------
                                                          $   498        $   935                 $334,157          $334,157
                                                          =======        =======                 ========          ========

NOTE 4 - NOTES PAYABLE STOCK
----------------------------

The five year, interest bearing notes payable - stock reflect amounts due from Handy to former member-dealers for our repurchase of shares of Handy stock owned by these former member-dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 4.0% to 7.0%.

Notes payable - stock are classified as follows:

                                                             CURRENT PORTION                         NONCURRENT PORTION
                                                          -----------------------                --------------------------
                                                          MARCH 31,      DEC. 31,                MARCH 31,         DEC. 31,
                                                          --------       -------                 --------          -------
                                                            2002           2001                    2002              2001
                                                            ----           ----                    ----              ----

                                                          $162,640       $32,800                 $694,680          $750,360

Principal payments due over the next five years are as follows:

                                                  2002                   162,640
                                                  2003                   194,440
                                                  2004                   358,200
                                                  2005                    41,280
                                                  2006                    26,600
                                                  Thereafter              74,160
                                                                        --------
                                                                        $857,320
                                                                        ========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

NOTE 5 - INCOME TAXES
---------------------

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

                                                                        QUARTER ENDED                   YEAR ENDED
                                                                           MARCH 31,                   DECEMBER 31,
                                                                             2002                          2001
                                                                        ---------------               ---------------
Excess of tax over book depreciation                                    $     1,358,436               $     1,342,353

Allowance for Bad Debt                                                          (44,001)                      (44,001)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                              (396,075)                     (380,869)

Deferred Compensation                                                          (356,048)                     (356,048)
                                                                        ---------------               ---------------

     Total                                                              $       562,312               $       561,435
     Statutory Tax Rate                                                              34%                           34%
                                                                         --------------               ---------------
     Cumulative Deferred Income Tax Payable                             $       191,186               $       190,888
                                                                        ===============               ===============

     Classified as:
           Current Liability                                            $           -0-              $           -0-
           Noncurrent Liability                                                 191,186                      190,888
                                                                        ---------------              ---------------
                                                                        $       191,186              $       190,888
                                                                        ===============              ===============

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                        QUARTER ENDED                 QUARTER ENDED
                                                                           MARCH 31,                     MARCH 31,
                                                                             2002                          2001
                                                                        ---------------               ---------------
Principal Components of Income Tax Expense
     Federal:
           Current
           Income tax paid                                              $           -0-               $          -0-
           Carry-over of prepayment from
              from prior year                                                   201,897                       70,783
           Refund received for overpayment
              from prior year                                                       -0-                          -0-
                                                                        ---------------               --------------
                                                                        $       201,897               $       70,783
     Federal Income Tax Payable (Receivable)                                   (127,983)                     (23,203)
           Carry-over to subsequent year                                            -0-                          -0-
                                                                        ---------------               --------------
             Income tax for tax reporting
                at statutory rate of 34%                                $        73,914               $       47,580
           Deferred
           Adjustments for financial reporting:
             Depreciation                                                         5,468                        5,944
             263A Uniform Capitalization Costs                                   (5,170)                      (2,033)
             Other                                                                  -0-                         (651)
                                                                        ---------------               --------------
  Provision for federal income tax                                      $        74,212               $       50,840
                                                                        ===============               ==============

          Handy is not exempt from income tax except for municipal bond interest earned in the amount of $604.

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

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

NOTE 7 - COMPONENTS OF COMPREHENSIVE EARNINGS
---------------------------------------------
The following disclosures include those required by FASB 115 for financial statements beginning after December 15, 1997.

1. Deferred compensation funded in the amount of $369,433 on the Balance Sheet as a current asset in the amount of $30,736 and as a non-current asset in the amount of $338,697 at March 31, 2002, includes equity securities classified as investments available for sale in the amount of $307,267 at fair market value. The $307,267 includes $20,700 unrealized gain on securities resulting from the increase in fair market value. The cost of the equity securities is $286,567.

2.   Changes in Equity securities                                      Quarter Ended
                                                                       March 31, 2002                Cumulative
                                                                       --------------                ----------
     Beginning Balance-January 1, 2002                                 $   308,829                   $      -0-
     Purchases                                                                 -0-                      117,400
     Dividends, interest and capital gains                                     604                      169,167
     Unrealized gains (losses) on securities
           resulting from increase (decrease)
           in fair market value                                             (2,166)                      20,700
                                                                       ------------                  ----------
     Balance-March 31, 2002                                            $   307,267                   $  307,267
                                                                       ============                  ==========

3.   Components of Net Earnings plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings
                                                                                                          Net Earnings
                                             Other                    Net Earnings Exclusive               Plus Other
                                          Comprehensive                      Of Other                     Comprehensive
                                         Earnings (Loss)              Comprehensive Earnings                 Earnings
                                         --------------               -----------------------             -------------
     Net Earnings (Loss)
       Before Provision for
       Federal Income Tax                 $  (2,166)                       $ 201,987                        $ 199,821
     Provision for
       Federal Income Tax                       736                          (74,948)                         (74,212)
                                          ---------                        ---------                        ---------
     Total                                $  (1,430)                       $ 127,039                        $ 125,609
                                          =========                        =========                        =========

                                             Other                        Net Earnings                        Total
                                          Comprehensive                  Applicable to                    Comprehensive
                                         Earnings (Loss)               Common Stockholders                  Earnings
                                          -------------                -------------------                -------------
                                          $  (1,430)                       $ 127,039                        $ 125,609
     Less Accrued Dividends
       on Preferred Stock                       -0-                         (122,871)                        (122,871)
                                          ----------                       ----------                       ----------
     Total                                $  (1,430)                       $   4,168                        $   2,738
                                          ==========                       =========                        =========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

4.   Components of Retained Earnings
                                          Retained Earnings                Retained Earnings
                                          Applicable to Other              Exclusive of Other
                                         Comprehensive Earnings           Comprehensive Earnings           Total
                                         ----------------------           ----------------------           -----
     Balance-January 1, 2002                  $   15,092                       $5,682,518                $5,697,610
     Add: Net earnings (loss)
            3 months ended
          March 31, 2002                          (1,430)                         127,039                   125,609
     Deduct: Cash Dividends on
             Preferred Stock                         -0-                          491,484                   491,484
                                                 ----------                       ----------                ----------
     Balance-March 31, 2002                      $   13,662                       $5,318,073                $5,331,735
                                                 ==========                       ==========                ==========

NOTE 8 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.

                                                          March 31, 2002                December 31, 2001
                                                          --------------                -----------------
Accounts Receivable                                         $18,316,958                      $11,837,612
Subscription Receivable                                         (77,327)                         (45,004)
Allowance for Doubtful Accounts                                 (44,001)                         (44,001)
                                                            ------------                     ------------
Accounts Receivable, Net of
     Subscription Receivable and
     Allowance for Doubtful Accounts                        $18,195,630                      $11,748,607
                                                            ============                     ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------
     With the U. S. economy recently experiencing a moderate recovery, net sales increased $2,696,988 in the first quarter of 2002 as compared to the same period in 2001. Net sales in the first quarter of 2002 increased 5.8% over first quarter 2001 compared to a 0.4% ($199,683) growth rate in the first quarter of 2001 over the same quarter of 2000.

     Net Sales. With the overall economy and consumer confidence recently experiencing a moderate rebound, sales growth during the first quarter of 2002 in six of our nine selling territories was more robust than in the first quarter of 2001. By contrast, the North Texas, Dallas and Fort Worth territory, the Southern Louisiana territory and the Baton Rouge, New Orleans, Mississippi, Alabama and Florida territory continue to experience pressure from large retail warehouses which has eroded the market share of independent hardware stores in those sales territories. In the Dallas area, in particular, retail warehouses have saturated the market, resulting in flat sales in the first quarter of 2002. Further, the economic recovery in Louisiana, Mississippi, Alabama and Florida areas appears to be lagging behind the moderate recovery trend seen in our other selling territories. Thus, first quarter 2002 sales in the Southern Louisiana territory declined 1.3% as compared to the first quarter of 2001, and sales in the Baton Rouge, New Orleans, Mississippi, Alabama and Florida territory declined 5.4% for this same period.

     The following table summarizes sales during the first three months of 2001 and 2002 by sales territory:

                                                       First Quarter                                     First Quarter
                                                          2002                                               2001
                                      -----------------------------------------------          ------------------------------
                                                              % Increase
                                                              (Decrease)
                                                              in Sales
                                                              From First        % of                                   % of
                                                              Quarter of        Total                                  Total
Sales Territory                          Sales                   2001           Sales             Sales                Sales
---------------                       -----------             ----------        -----          -----------             ------
Houston Area                          $10,926,825               5.5%            22.2%          $10,361,648              22.3%

Victoria, San Antonio,
Corpus Christi &
Rio Grande Valley Area*                10,654,714               6.9%            21.7%            9,963,091              21.4%

North Texas, Dallas
& Fort Worth Area                       5,455,339               0.8%            11.1%            5,413,232              11.6%

Austin, Brenham &
Central Texas Area                      6,144,209               7.5%            12.5%            5,713,315              12.3%

West Texas, New Mexico
Area                                    1,298,748              49.3%             2.6%              870,088               1.9%

Southern Louisiana Area                 3,651,409              (1.3%)            7.4%            3,700,675               7.9%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                            3,735,318              (5.4%)            7.6%            3,948,652               8.5%

Arkansas Area                           3,853,883              15.9%             7.8%            3,326,211               7.2%

Oklahoma Area                           3,485,824               8.6%             7.1%            3,209,337               6.9%
                                      -----------                               -----          -----------             -----

         Totals:                      $49,206,269 (1)                          100.0%          $46,506,249(1)          100.0%
                                      ===========                              =====           ===========             =====

* Includes sales to Colorado, Mexico and Central America member-dealers.
(1)Total does not include miscellaneous sales to employees.

     Net Material Costs and Rebates. Net material costs for the first quarter of 2002 were $44,711,986 versus $42,732,897 for the same period in 2001. The increase in net material costs of 4.6 percent, however, was lower than the 5.8 percent increase in net sales in the same period. Net material costs as a percentage of net sales were 90.8 percent in the first quarter of 2002 as compared to 91.8 percent for the same period in 2001. This percentage decrease was primarily the result of a significant increase in factory rebates during 2002. Factory rebates, which were taken as a credit against material costs in both 2002 and 2001, increased $273,903 or 22.3% (2002 - $1,504,920 versus 2001 -
$1,231,017). Further, as a result of increased inventory purchases, purchase discounts were $191,560 higher, an increase of 35.5%, for the period ending March 31, 2002 when compared to discounts during the same period in the previous year (2002 - $730,425 versus 2001 - $538,864).

     Payroll Costs. With historically low unemployment levels and an ongoing shortage of qualified truck drivers, payroll costs increased for the first quarter of 2002, due to salary increases needed to attract or retain high-quality employees. In addition, to handle the 6.2 percent increase in warehouse sales ($30,972,167 in the first quarter of 2002 compared to $29,171,534 in the same 2001 period), we increased our number of employees (2002
- 339 versus 2001 - 304), particularly in our warehouse operations, to continue providing goods to our member-dealers on a timely basis. As a result, payroll costs during the quarter ended March 31, 2002 increased $170,001, a 7.9 percent increase, over the same period in 2001. Despite the pressure on wages, payroll costs as a percentage of total expenses and of net sales remained fairly constant. Payroll costs for the first quarter of 2002 constituted 4.7 percent of total expenses and 4.6% of net sales, compared to 4.6 percent of each for the first quarter of 2001. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     Other Operating Costs. During the first quarter of 2002, other operating costs increased $630,044 (28.3%), a significant increase when compared to the same costs in the first quarter of 2001. As a result, other operating costs for the first quarter of 2002 increased as a percentage of net sales and total expenses when compared to the same period in 2001. The amount spent for other operating costs for the first quarter of 2002 totaled $2,859,292 (5.8% of net sales and 5.7% of total expenses) as compared to $2,229,248 spent for other operating costs during the same period of 2001 (4.7% of net sales and 4.8% of total expenses).

The increase in other operating costs in the first quarter of 2002 can be fully attributed to an increase in the accrual for property taxes of $174,000, an increase in the accrual for insurance of $154,283 and increases in warehouse and delivery expenses of $213,309 (an aggregate increase of $541,592).

Net Earnings and Earnings Per Share
-----------------------------------
     Net sales for the first quarter of 2002 increased $2,696,988 (5.8%), while net material costs for the first quarter of 2002 increased $1,979,089 (4.6%) from levels of net sales and net material costs in the first quarter of 2001. As a result, gross margin increased by $717,899 (18.8%). The sharp increase in gross margin, as well as the increase in other income of $103,551, were offset by an increase of $170,001 in payroll costs (7.9%) and a substantial increase in other operating costs of $630,044 (28.3%). Thus pretax net earnings increased only slightly, from $197,184 for the first quarter of 2001 to $201,987 in the same 2002 period, with after-tax net earnings increasing only $41,885, due to factors previously discussed.

Historically, we calculated net earnings applicable to common stockholders by combining net earnings and other comprehensive earnings, less accrued preferred stock dividends. In response to a comment from the Securities and Exchange Commission ("SEC"), we no longer include other comprehensive earnings in calculating our net earnings per share. Applying this formula to the first quarters of 2002 and 2001, our earnings per share more than doubled in the first quarter of 2002 as compared to the same period of 2001, from a net loss per share of $0.43 for the 2001 period, to net earnings per share of $0.05 for the 2002 period. The increase in 2002 is due to the factors previously discussed, as well as dividends accrued in the first quarter of 2002 representing a smaller percentage of 2002 net earnings than dividends accrued in the first quarter of 2001 (2002-96.7% versus 2001-127.1%).

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

Seasonality
-----------
     Our quarterly net earnings traditionally vary based on the timing of events which affect our sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. However, our overall sales levels often increase during the trade shows, which, in some years, offsets the effect of increased direct sales. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates, miscellaneous income, weather conditions and the economic conditions in our selling territories. For example, during the first quarter of 2002, the cumulative effect of the various timing differences, as well as improved economic conditions in certain of our selling territories, caused a dramatic increase in net earning for that period. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. This decrease in sales, however, is offset in most years by corrections to inventory made at year end, causing net earnings to vary substantially from year to year in the fourth quarter.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Financial Condition and Liquidity. During the period ending March 31, 2002, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and delivery equipment, to better meet the needs of our member-dealers. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy in our selling territories.

During the first quarter of 2002 there was a decrease of $2,212,493 in our cash and cash equivalents as compared to the first quarter of 2001, versus a decrease of $1,021,022 as compared to the same 2001 period to that of 2000. During the first three months of 2002, we generated cash flow from operating activities of $2,612,187, as compared to $4,468,073 in the first quarter of 2001. This decrease in cash flow in the 2002 period was principally attributable to a significant increase in inventory, which more than doubled compared to the same 2001 period, and a less significant increase in accounts payable than experienced in the 2001 period, which were offset by a smaller increase in accounts receivable in the first quarter of 2002 than in the first quarter of 2001.

Inventory had approximately 38,600 stockkeeping units in the period ending March 31, 2002, which were maintained in response to member-dealer demand for more breadth of inventory. The increase in inventory of $2,452,414 in the first three months of 2002, was significantly higher (103%) than the increase in inventory of $1,210,300 in the same period in 2001, due to the completion of our warehouse expansion project in late 2001, which added an additional 241,000 square feet of warehouse space that was not available in the same period in 2001.

Accounts payable increased $11,942,253 during the first three months of 2002 as compared to a larger increase of $13,299,498 during the same period in 2001. The disparity in the increase during these two periods was due primarily to variations in extended payment terms offered to us by suppliers.

In the first three months of 2002 and 2001, accounts receivable increased $6,447,023 and $7,498,013, respectively. For both periods, this variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers at the spring trade shows.

For the period ended March 31, 2002, net earnings plus other comprehensive earnings were $125,609, compared to $83,724 for the same 2001 period. This 50% increase was mainly attributable to the decrease in unrealized loss on securities (2002-($2,166) versus 2001- ($62,620)). Historically, our total comprehensive earnings consisted of net earnings and other comprehensive earnings. In response to a comment from the SEC, our total comprehensive earnings now consist of net earnings, less accrued preferred stock dividends, and other comprehensive earnings. Applying this formula to the first quarters of 2002 and 2001, for the 2002 period total comprehensive earnings were $2,738, compared to a total comprehensive loss of $75,211 for the same 2001 period. This 104% increase was mainly attributable to the decrease in dividends accrued for the 2002 period ($122,871) versus those of the 2001 period ($158,935), as well as the decrease in other comprehensive losses in the first quarter of 2002 (2002
- ($1,430) versus 2001 - ($41,329)).

Net cash used for investing activities decreased significantly in the first quarter of 2002 as compared to the same period in 2001, declining from $2,175,506 in the first quarter of 2001 to $92,303 for the same period in 2002. The significant decrease in the first quarter of 2002 was almost entirely due to the completion of our warehouse expansion project during 2001.

Net cash used for financing activities was $2,808,389 in the period ending March 31, 2002 as compared to net cash used for financing activities of only $179,271 during the same period in 2001. This considerable difference in the first quarters of 2002 and 2001 was principally attributable to funds being used during 2002 to pay down draws on the Company's line of credit which were made throughout 2001 to fund our warehouse expansion project. This negative factor on cash flow was offset by a decrease in dividends paid to member-dealers during the first quarter of 2002 when compared to the same 2001 quarter (2002 - $491,484 versus 2001 - $635,737).

Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:


                                               MARCH 31,             DECEMBER 31,             MARCH 31,
                                                 2002                   2001                    2001
                                               ----------            ------------            ----------

Working Capital                                $6,903,030            $6,759,167              $7,244,143

Current Ratio                                  1.2 to 1              1.3 to 1                1.2 to 1

Long-term Debt as Percentage
       of Capitalization                       7.1%                  7.3%                     8.4%

During the remainder of 2002, we expect to further expand our existing customer base in our current selling territories. We will finance our expansion with anticipated increased revenues from sales to new member-dealers in these territories, and with receipts from the sale of stock to new and current member-dealers. We expect that this expansion will have a beneficial effect on our ability to generate cash to meet our funding needs.

In the first three months of 2002, we maintained a 96.0 percent service level (the measure of our ability to meet member-dealers' orders out of current stock) as compared to a service level of 94.1 percent for the same period of 2001. Inventory turnover was 6.2 times during the first three months of both 2002 and 2001. This rate of inventory turnover, which is higher than the industry average of 5.3, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

Capital Resources
-----------------
     In the three month periods ending March 31, 2002 and March 31, 2001, our investment in capital assets (net of dispositions) was $91,699 and $2,112,302, respectively. Approximately 54.5 percent ($49,972) of the amount expended in the first three months of 2002 was used to replace older company vehicles and 14.4 percent ($13,164) was used to purchase office furniture and equipment. By comparison, of the total amount expended in the first three months of 2001, $1,975,025 (93.5%) was used to fund capital expenditures related to our warehouse expansion project and $65,410 was used for the purchase of warehouse equipment.

We use our unsecured $10 million revolving line of credit with J P Morgan Chase Bank from time to time for our working capital and other financing needs. During the first quarter of 2002, we repaid from cash flow the entire $2,700,000 which was outstanding as of January 1, 2002, leaving no balance outstanding under our line of credit on March 31, 2002.

During the year 2002, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: approximately $51,000 to make building improvements, $75,000 to purchase warehouse equipment, $97,000 to upgrade computer equipment, $38,000 to improve our automobile fleet and $17,000 to purchase office furniture and equipment.

Our cash position of $1,122,591 at March 31, 2002, is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including draws on our line of credit, may be needed.

                     QUANTITATIVE & QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS
                     --------------------------------------
Not Applicable.


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




                                   HANDY HARDWARE WHOLESALE, INC.


                                   /s/ Don Jameson
                                   ------------------------------
                                   DON JAMESON
                                   President
                                   (Chief Executive Officer)


                                   /s/ Tina S. Kirbie
                                   ------------------------------
                                   TINA S. KIRBIE
                                   Senior Vice President, Finance
                                   Secretary and Treasurer
                                   (Chief Financial and Accounting Officer)





Date:  May 14, 2002
       ------------