Form 10-Q
period 2002-06-30
HANDY HARDWARE WHOLESALE INC
filed 2002-08-13
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2002.

                         Commission File Number 0-15708



                         HANDY HARDWARE WHOLESALE, INC.
             (Exact name of Registrant as specified in its charter)

       TEXAS                                                      74-1381875
(State of incorporation)                                       (I.R.S. Employer
                                                             Identification No.)

8300 Tewantin Drive, Houston, Texas                                  77061
(Address of principal executive offic                              (ZIP Code)

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

The number of shares outstanding of each of the Registrant's classes of common stock as of June 30, 2002, was 10,280 shares of Class A Common Stock, $100 par value, and 72,461 shares of Class B Common Stock, $100 par value.

                                              HANDY HARDWARE WHOLESALE, INC.


                                                          INDEX



PART I            Financial Information                                                 Page No.
                                                                                        -------

         Item      1.      Financial Statements

                      Condensed Balance Sheet June 30, 2002
                               and December 31, 2001 .......................        3    -      4

                           Condensed Statement of Earnings - Three Months &
                               Six Months Ended June 30, 2002 and 2001.....                     5

                           Condensed Statement of Cash Flows - Six Months
                               Ended June 30, 2002 and 2001................                     6

                      Notes to Condensed Financial Statements...........            7    -     13


         Item  2.          Management's Discussion & Analysis of Financial
                           Condition and Results of Operations............         14   -      19

         Item  3.          Quantitative & Qualitative Disclosures About
                           Market Risk....................................                     20

         Item  4.          Forward-Looking Statements......................                    20


PART II           Other Information


         Items 1-3. None                                                                       21

         Item  4.          Submission of Matters to a Vote of Security Holders                 21

         Item  5.          Other Information                                                   21

         Item  6.          Exhibits                                                            21

         Signatures                                                                            22

                                                  HANDY HARDWARE WHOLESALE, INC.
                                                       CONDENSED BALANCE SHEET

                                                                                        JUNE 30,                    DECEMBER 31,
                                                                                         2002                          2001
                                                                                      -----------                   -----------
     ASSETS
     ------

     CURRENT ASSETS
     --------------
        Cash                                                                          $ 1,906,340                   $ 1,411,096
        Accounts Receivable, net of
             subscriptions receivable and
             allowance for doubtful
             accounts (Note 8)                                                         12,319,795                    11,748,607
        Inventory                                                                      20,567,386                    18,207,690
        Notes Receivable (Note 3)                                                             251                           935
        Other Current Assets                                                              206,035                       213,461
        Prepaid Income Tax                                                                 71,191                       201,897
        Deferred Compensation Funded                                                       61,472                        30,736
                                                                                      -----------                   -----------
                                                                                      $35,132,470                   $31,814,422
                                                                                       ----------                   -----------

     PROPERTY, PLANT AND EQUIPMENT (Note 2)
     --------------------------------------
        At Cost Less Accumulated Depreciation
        of $6,692,159(2002) and $6,088,346 (2001)                                     $16,310,118                   $16,776,391
                                                                                      -----------                   -----------

     OTHER ASSETS
     ------------
         Notes Receivable (Note 3)                                                    $   334,157                   $   334,157
         Deferred Compensation Funded                                                     210,316                       338,093
         Other Noncurrent Assets                                                            6,071                        25,762
                                                                                      -----------                   -----------
                                                                                      $   550,544                   $   698,012
                                                                                      -----------                   -----------
     TOTAL ASSETS                                                                     $51,993,132                   $49,288,825
     ------------                                                                     ===========                   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     CURRENT LIABILITIES
     -------------------
         Note Payable-Line of Credit                                                  $ 3,132,500                   $ 2,700,000
         Notes Payable-Stock (Note 4)                                                     237,760                        32,800
         Notes Payable-Capital Lease                                                       23,427                        27,371
         Accounts Payable - Trade                                                      19,803,428                    21,034,254
         Other Current Liabilities                                                      1,194,386                     1,230,094
         Deferred Compensation Payable                                                     61,472                        30,736
                                                                                      -----------                   -----------
                                                                                      $24,452,973                   $25,055,255
                                                                                      -----------                   -----------
     NONCURRENT LIABILITIES
     ----------------------
         Note Payable-Line of Credit                                                  $ 3,132,500                   $       -0-
         Notes Payable-Stock (Note 4)                                                     633,160                       750,360
         Notes Payable-Capital Lease                                                       29,346                        34,235
         Notes Payable-Vendor                                                             334,157                       334,157
         Deferred Compensation Payable                                                    239,580                       338,093
         Deferred Income Taxes Payable (Note 5)                                           191,739                       190,888
                                                                                      -----------                    ----------
                                                                                      $ 4,560,482                   $ 1,647,733
                                                                                      -----------                   -----------

     TOTAL LIABILITIES                                                                $29,013,455                   $26,702,988
     -----------------                                                                -----------                   -----------

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                   HANDY HARDWARE WHOLESALE, INC.
                                                CONDENSED BALANCE SHEET (CONTINUED)

                                                                                       JUNE 30,                     DECEMBER 31,
                                                                                         2002                            2001
                                                                                     ------------                   ------------
     STOCKHOLDERS' EQUITY
     --------------------
         Common Stock, Class A,
             authorized 20,000 shares, $100
             par value per share, issued
             10,600 & 10,510 shares                                                  $ 1,060,000                    $1,051,000
         Common Stock, Class B,
             authorized 100,000 shares, $100
             par value per share, issued
             73,734 & 70,753 shares                                                    7,373,400                     7,075,300
         Common Stock, Class B
             Subscribed 6,474.32 & 5,093.62
             shares                                                                      647,432                       509,362
                Less Subscription Receivable                                             (33,377)                     (22,502)
         Preferred Stock 7% Cumulative,
             authorized 100,000 shares, $100
             par value per share, issued
             76,693 & 73,622 shares                                                    7,669,300                     7,362,200
         Preferred Stock, Subscribed
             6,474.32 & 5,093.62 shares                                                  647,432                       509,362
                 Less Subscription Receivable                                            (33,377)                     (22,502)
         Paid in Surplus                                                                 436,141                       426,007
                                                                                     -----------                   -----------
                                                                                     $17,766,951                   $16,888,227
         Less: Cost of Treasury Stock
             2,898 & -0- shares                                                         (289,800)                          -0-
                                                                                     -----------                   -----------
                                                                                     $17,477,151                   $16,888,227

       Retained Earnings exclusive of other
             comprehensive earnings (Note 7)                                           5,511,529                     5,682,518
       Retained Earnings applicable to other
             comprehensive earnings (Note 7)                                              (9,003)                       15,092
                                                                                     -----------                   -----------
                                                                                       5,502,526                     5,697,610
                                                                                     -----------                   -----------

             Total Stockholders' Equity                                              $22,979,677                   $22,585,837
                                                                                     -----------                   -----------

       TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                                                          $51,993,132                   $49,288,825
       --------------------                                                          ===========                   ===========

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                       HANDY HARDWARE WHOLESALE, INC.
                                                       CONDENSED STATEMENT OF EARNINGS
                                                                 (UNAUDITED)

                                                QUARTER                        SIX MONTHS
                                             ENDED JUNE 30,                   ENDED JUNE 30,
                                      ----------------------------     ---------------------------
                                          2002            2001            2002           2001
                                          ----            ----            ----           ----

REVENUES
--------
Net Sales                             $ 46,936,553    $ 43,454,763    $ 96,191,630    $ 90,012,852
Sundry Income                              356,515         345,252       1,239,520       1,124,706
                                      ------------    ------------    ------------    ------------
TOTAL REVENUES                        $ 47,293,068    $ 43,800,015    $ 97,431,150    $ 91,137,558
--------------                        ------------    ------------    ------------    ------------

EXPENSE
-------
Net Mat'l. Costs                      $ 41,604,459    $ 38,796,981    $ 86,316,445    $ 81,529,878
Payroll Costs                            2,377,733       2,164,357       4,692,962       4,309,585
Other Operating Costs                    2,960,772       2,560,611       5,820,064       4,789,859
Interest Expense                            43,235          52,687          92,823          85,673
                                      ------------    ------------    ------------    ------------
TOTAL EXPENSE                         $ 46,986,199    $ 43,574,636    $ 96,922,294    $ 90,714,995
-------------                         ------------    ------------    ------------    ------------

NET EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                            $    306,869    $    225,379    $    508,856    $    422,563
------------------                    ------------    ------------    ------------    ------------


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5 & 7)                   (113,413)        (84,880)       (188,361)       (157,011)
-----------------------               ------------    ------------    ------------    ------------

NET EARNINGS                          $    193,456    $    140,499    $    320,495    $    265,552
------------

LESS ACCRUED
DIVIDENDS ON
PREFERRED STOCK                           (122,871)       (158,933)       (245,742)       (317,868)
---------------                       ------------    ------------    ------------    ------------

NET EARNINGS (LOSS)
APPLICABLE
TO COMMON
STOCKHOLDERS                          $     70,585    $    (18,434)   $     74,753    $    (52,316)
------------------                    ============    ============    ============    ============

NET EARNINGS (LOSS)
PER SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                      $       0.80    $      (0.23)   $       0.86    $      (0.65)
------------------                    ============    ============    ============    ============

OTHER COMPREHENSIVE EARNINGS (LOSS)
----------------------------------
Unrealized Gain (Loss)on
  Securities (Note 7)                 $    (36,090)   $     26,624    $    (38,256)   $    (35,996)
Provision for Federal
  Income Tax (Note 5)                       13,425          (9,053)         14,161          12,238
                                      ------------    ------------    ------------    ------------
Other Comprehensive
  Earnings Net of Tax                 $    (22,665)   $     17,571    $    (24,095)   $    (23,758)
                                      ------------    ------------    ------------    ------------
TOTAL COMPREHENSIVE
  EARNINGS (LOSS) (Note 7)            $     47,920    $       (863)   $     50,658    $    (76,074)
-------------------                   ------------    ------------    ------------    ------------

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                                                       HANDY HARDWARE WHOLESALE, INC.
                                                           STATEMENT OF CASH FLOWS
                                                                 (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                   2002               2001
                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Net Earnings Plus Other Comprehensive
      Earnings (Note 7)                                                       $   296,400         $   241,794
                                                                              -----------         -----------
         Adjustments to Reconcile Net
              Earnings to Net Cash Provided by
              Operating Activities:
                  Depreciation                                                $   632,483         $   576,049
                  Increase (Decrease) in Deferred
                    Income Tax                                                        851               8,723
                  Unrealized (gain) loss
                    In fair market value of securities                             38,256              35,995

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                      $  (571,188)        $(3,087,616)
         (Increase) Decrease in Notes Receivable                                      684             (27,110)
         Increase in Inventory                                                 (2,359,696)         (1,417,838)
         Decrease in Other Assets                                                  27,117             112,234
         Decrease in Prepaid Income Tax                                           130,706                 -0-
         Increase in Note Payable-Vendor                                              -0-              31,944
         Increase (Decrease) in Accounts Payable                               (1,230,826)          4,514,582
         Increase (Decrease) in Other Liabilities                                 (35,708)            101,118
         Increase in Federal Income
              Taxes Payable                                                           -0-              10,229
         Increase (Decrease) in Deferred Compensation
              Payable                                                             (67,777)              1,158
                                                                              -----------         -----------
              TOTAL ADJUSTMENTS                                               $(3,435,098)        $   859,468
                                                                              -----------         -----------
              NET CASH PROVIDED BY (USED FOR)
              OPERATING ACTIVITIES                                            $(3,138,698)        $ 1,101,262
                                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Capital Expenditures                                                     $  (166,210)        $(3,900,029)
     (Investment in)Payment From Deferred
        Compensation Funded                                                        60,000             (35,995)
     Reinvested dividends, interest & capital gains                                (1,215)             (1,158)
                                                                              -----------         -----------
         NET CASH USED FOR
         INVESTING ACTIVITIES                                                 $  (107,425)        $(3,937,182)
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Increase Note Payable - Line of Credit                                   $ 3,565,000         $ 3,260,000
     Increase in Notes Payable - Stock                                             87,760              17,600
     Increase (Decrease) in Notes Payable -
         Capital Lease                                                             (8,833)             44,961
     Increase in Subscription Receivable                                          (21,750)            (23,944)
     Proceeds From Issuance of Stock                                              900,474             901,826
     Purchase of Treasury Stock                                                  (289,800)           (215,800)
     Dividends Paid                                                              (491,484)           (635,737)
                                                                              -----------         -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                            $ 3,741,367         $ 3,348,906
                                                                              -----------         -----------

NET INCREASE
IN CASH & CASH EQUIVALENTS                                                    $   495,244         $   512,986

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                       1,411,096           1,221,788
                                                                              -----------         -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                      $ 1,906,340         $ 1,734,774
                                                                              ===========         ===========
ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
     Interest Expense Paid                                                    $    92,823         $    85,673
     Income Taxes Paid                                                            244,540             125,821

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

(5 )      Earnings Per Share:
          -------------------
          Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock, as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                QUARTER ENDED                           SIX MONTHS ENDED
                                                                   JUNE 30,                                  JUNE 30,
                                                        -------------------------------             -------------------------
                                                           2002                 2001                  2002              2001
                                                           ----                 ----                  ----              ----
Calculation of Net Earnings Per Share
      of Common Stock
-------------------------------------
      Net Earnings Before Preferred
          Dividends                                     $ 193,456              $140,499             $320,495          $265,552
      Less: Accrued Dividends
            on Preferred Stock                           (122,871)             (158,933)            (245,742)         (317,868)
                                                        ---------              ---------            ---------         ---------
      Net Earnings (Loss) Applicable
          to Common Shareholders                        $  70,585              $(18,434)            $ 74,753          $(52,316)

      Weighted Average
          Shares of Common Stock
          (Class A & Class B)
          outstanding                                      88,399                81,515               87,363             80,160

      Net Earnings(Loss)Per Share
      of Common Stock                                   $    0.80              $  (0.23)            $   0.86          $  (0.65)
                                                        =========              =========            ========          ========

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

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the six months ended June 30, 2002 contained herein, therefore, are net of dividends actually paid during the first quarter of 2002 in the amount of $491,484.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment Consists of:
                                          JUNE 30,            DECEMBER 31,
                                           2002                   2001
                                        ------------          ------------

Land                                    $  3,207,866          $  3,207,866
Building & Improvements                   15,467,420            15,452,276
Furniture, Computer, Warehouse             3,799,165             3,698,071
Transportation Equipment                     527,826               506,524
                                        ------------          ------------
                                        $ 23,002,277          $ 22,864,737

Less:  Accumulated Depreciation           (6,692,159)           (6,088,346)
                                        ------------          ------------
                                        $ 16,310,118          $ 16,776,391
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

Notes Receivable are classified as follows:

                                                              CURRENT PORTION                         NONCURRENT PORTION
                                                            ----------------------             -----------------------------
                                                            JUNE 30,       DEC. 31,             JUNE 30,            DEC. 31,
                                                            -------        -------             ---------            --------
                                                              2002            2001                2002                2001
                                                              ----            ----                ----                ----

Deferred Agreements                                          $   -0-        $  -0-              $334,157            $334,157
Installment Sale Agreements                                      251           935                   -0-                 -0-
                                                             -------        ------              --------            --------
                                                             $   251        $  935              $334,157            $334,157
                                                             =======        ======              ========            =======

NOTE 4 - NOTES PAYABLE STOCK
----------------------------
The five year, interest bearing notes payable - stock reflect amounts due from Handy to former member-dealers for our repurchase of shares of Handy stock owned by these former member-dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 4.00% to 6.25%.

Notes Payable - Stock are classified as follows:

                                                              CURRENT PORTION                         NONCURRENT PORTION
                                                            ----------------------             -----------------------------
                                                            JUNE 30,       DEC. 31,             JUNE 30,            DEC. 31,
                                                            -------        -------             ---------            --------
                                                              2002           2001                2002                2001
                                                              ----           ----                ----                ----

                                                           $237,760       $ 32,800            $633,160              $750,360


Principal payments due over the next five years are as follows:

                                                     2002               237,760
                                                     2003               110,120
                                                     2004               358,200
                                                     2005                41,280
                                                     2006                26,600
                                               Thereafter                96,960
                                                                        -------
                                                                       $870,920

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - INCOME TAXES
---------------------

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

                                                        QUARTER ENDED            YEAR ENDED
                                                           JUNE 30,             DECEMBER 31,
                                                            2002                    2001
                                                        -------------           ------------

Excess of tax over book depreciation                     $ 1,375,269            $ 1,342,353

Allowance for Bad Debt                                       (44,001)               (44,001)
Inventory - Ending inventory adjustment
         for tax recognition of Sec. 263A
         Uniform Capitalization Costs                       (411,281)              (380,869)

Deferred Compensation                                       (356,048)              (356,048)
                                                         -----------            -----------

         Total                                               563,939                561,435
         Statutory Tax Rate                                       34%                    34%
                                                         -----------            -----------
         Cumulative Deferred Income Tax Payable          $   191,739            $   190,888
                                                         ===========            ===========

         Classified as:
              Current Liability                          $       -0-            $       -0-
              Noncurrent Liability                           191,739                190,888
                                                         -----------            -----------
                                                         $   191,739            $   190,888
                                                         ===========            ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                        QUARTER ENDED            YEAR ENDED
                                                           JUNE 30,             DECEMBER 31,
                                                            2002                    2001
                                                        -------------           ------------

Principal Components of Income Tax Expense
         Federal:
              Current
              Income tax paid                            $    42,643            $    55,038
              Carry-over of prepayment
                  from prior year                            201,897                 70,783
              Refund received for overpayment
                  from prior year                                -0-                    -0-
                                                         -----------            -----------
                                                         $   244,540            $   125,821
         Federal Income Tax Payable (Receivable)             (71,191)                10,229
              Carry-over to subsequent year                     - 0-                    -0-
                                                         -----------            -----------
                  Income tax for tax reporting
                  at statutory rate of 34%               $   173,349            $   136,050
              Deferred
              Adjustments for financial reporting:
                  Depreciation                                11,191                 14,489
                  263A Uniform Capitalization Costs          (10,340)                (4,066)
                  Other                                          -0-                 (1,700)
                                                         -----------            -----------
              Provision for federal income tax           $   174,200            $   144,773
                                                         ===========            ===========

     Handy is not exempt from income tax except for municipal bond interest earned in the amount of $1,215.

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

     1. Deferred compensation funded in the amount of $271,788 on the Balance Sheet as a current asset in the amount of $61,472 and as a non-current asset in the amount of $210,316 at June 30, 2002, includes equity securities classified as investments available for sale in the amount of $271,788 at fair market value. The $271,788 includes $15,390 unrealized loss on securities resulting from the decrease in fair market value. The cost of the equity securities is $287,178.

     2.   Changes in Equity securities

                                                                       Quarter Ended
                                                                      June 30, 2002                  Cumulative
                                                                      --------------                 ----------
     Beginning Balance-January 1, 2002                                 $   308,829                   $      -0-
     Purchases                                                                 -0-                      117,400
     Dividends, interest and capital gains                                   1,215                      169,778
     Unrealized gains (losses) on securities
           resulting from increase (decrease)
           in fair market value                                            (38,256)                     (15,390)
                                                                       -----------                   ----------
     Balance-June 30, 2002                                             $   271,788                   $  271,788
                                                                       ===========                   ==========

     3. Components of Net Earnings plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings

                                                                                                      Net Earnings
                                          Other                  Net Earnings Exclusive               Plus Other
                                       Comprehensive                   Of Other                       Comprehensive
                                       Earnings (Loss)           Comprehensive Earnings                 Earnings
                                       ---------------           ----------------------               -------------
     Net Earnings (Loss)
       Before Provision for
       Federal Income Tax                 $ (38,256)                   $ 508,856                     $ 470,600
     Provision for
       Federal Income Tax                    14,161                     (188,361)                      174,200)
                                          ---------                    ---------                     ---------
     Total                                $ (24,095)                   $ 320,495                     $ 296,400
                                          =========                    =========                     =========

                                            Other                      Net Earnings                    Total
                                        Comprehensive                Applicable to                  Comprehensive
                                        Earnings (Loss)            Common Stockholders                 Earnings
                                       ---------------             -------------------                 --------
                                          $ (24,095)                   $ 320,495                     $ 296,400
     Less Accrued Dividends
       on Preferred Stock                       -0-                     (245,742)                     (245,742)
                                          ---------                    ---------                     ---------
     Total                                $ (24,095)                   $  74,753                     $  50,658
                                          =========                    =========                     =========

     4.   Components of Retained Earnings

                                      Retained Earnings              Retained Earnings
                                      Applicable to Other            Exclusive of Other
                                    Comprehensive Earnings         Comprehensive Earnings               Total
                                    ----------------------         ----------------------               -----
     Balance-January 1, 2002              $  15,092                     $5,682,518                   $5,697,610
     Add: Net earnings (loss)
            6 months ended
          June 30, 2002                     (24,095)                       320,495                      296,400
     Deduct: Cash Dividends on
             Preferred Stock                    -0-                        491,484                      491,484
                                          ---------                     ----------                   ----------
     Balance-June 30, 2002                $  (9,003)                    $5,511,529                   $5,502,526
                                          =========                     ==========                   ==========

NOTE 8 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.

                                                          June 30, 2002                 December 31, 2001
                                                          -------------                 -----------------
Accounts Receivable                                        $12,430,550                      $11,837,612
Subscription Receivable                                        (66,754)                         (45,004)
Allowance for Doubtful Accounts                                (44,001)                         (44,001)
                                                           -----------                      -----------
Accounts Receivable, Net of
     Subscription Receivable and
     Allowance for Doubtful Accounts                       $12,319,795                      $11,748,607
                                                           ===========                      ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------
     Although a moderate economic recovery began in the first quarter of 2002, a decline in consumer confidence has threatened the economy during the second quarter of 2002. Despite the reversal of economic recovery, net sales in the second quarter of 2002 increased 8.0% ($3,481,790) over sales during the same period in 2001, compared to an 8.1% growth rate ($3,241,739) in the second quarter of 2001 over 2000's second quarter.

     Net sales during the first six months of 2002 increased 6.9% ($6,178,778) over sales during the same period in 2001,compared to a 4.0% increase in sales ($3,441,422) for the same period in 2001 over 2000.

     Net Sales. Despite the stock market declining below 2001 levels, investor pessimism spreading, and sustained pressure from retail warehouses, sales growth during the first six months of 2002 in six of our nine selling territories was more robust than in the first six months of 2001. By contrast, in three selling territories, the North Texas, Dallas and Fort Worth territory, the Oklahoma territory and the Baton Rouge, New Orleans, Mississippi, Alabama and Florida territory continue to experience pressure from large retail warehouses which has eroded the market share of independent hardware stores in those selling territories. However, the decrease in sales for these territories averaged only (0.8%) and represented only 25.8% of our total sales. In the Dallas area, in particular, retail warehouses have saturated the market resulting in a decline in sales of 0.7% in the first half of 2002. Further, the economy in the Oklahoma area appears to be lagging behind our other selling territories. Thus, six month 2002 sales in the Oklahoma territory increased only 0.1% as compared to the first six months of 2001, and sales in the Baton Rouge, New Orleans, Mississippi, Alabama and Florida territory declined 1.8% for this same period.

     The following table summarizes sales during the first six months of 2001 and 2002 by sales territory:

                                                   First Six Months 2002                           First Six Months 2001
                                      -----------------------------------------------          -----------------------------
                                                              % Increase
                                                              (Decrease)
                                                              in Sales
                                                              From First        % of                                   % of
                                                              Six Months        Total                                  Total
Sales Territory                          Sales                of 2001           Sales             Sales                Sales
---------------                       -----------             ----------        -----          -----------             ------
Houston Area                          $21,418,739               6.4%            22.3%          $20,136,716              22.4%

Victoria, San Antonio,
Corpus Christi &
Rio Grande Valley Area*                20,185,793               9.1%            21.0%           18,501,807              20.6%

North Texas, Dallas
& Fort Worth Area                      11,051,344              (0.7%)           11.5%           11,134,638              12.4%

Austin, Brenham &
Central Texas Area                     11,968,420               9.6%            12.5%           10,922,522              12.1%

West Texas, New Mexico
Area                                    2,752,623              63.8%             2.9%            1,680,467               1.9%

Southern Louisiana Area                 7,401,280               2.0%             7.7%            7,259,401               8.1%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                            7,615,938              (1.8%)            7.9%            7,756,343               8.6%

Arkansas Area                           7,498,677              18.5%             7.8%            6,326,925               7.0%

Oklahoma Area                           6,188,242               0.1%             6.4%            6,181,473               6.9%
                                      -----------                               -----          -----------             -----

         Totals:                      $96,081,056 (1)                          100.0%          $89,900,292(1)          100.0%
                                      ===========                              =====           ===========             =====

* Includes sales to Colorado, Mexico and Central America member-dealers.
(1) Total does not include miscellaneous sales to employees.

     NET MATERIAL COSTS AND REBATES Net material costs for the second quarter and first six months of 2002 were $41,604,459 and $86,316,445, respectively, compared to $38,796,981 and $81,529,878, respectively, for the same periods in 2001. Net material costs for the second quarter and first six months of 2002 increased 7.2 percent and 5.9 percent, respectively, over the same periods in 2001. However, the increases in net material costs were slightly lower than the increases in net sales for the same periods (8.0% increase for the second quarter of 2002 and 6.9% increase for the first six months of 2002). Net material costs were 88.6 percent of net sales in the second quarter of 2002, as compared to 89.3 percent of sales for the same period in 2001, while for the first six months of 2002 and 2001 net materials costs were 89.7 percent and 90.6 percent of sales, respectively. The percentage decreases in net material costs during these periods in 2002 compared to 2001 resulted from an increase in factory rebates and purchase discounts due to increased inventory purchases made in 2002, as well as a timing difference in the recognition of rebates. Factory rebates, which were taken as a credit against material costs in both the second quarters and first halves of 2002 and 2001, increased $226,124 or 20.0 percent in the second quarter of 2002 (2002 - $1,359,073 vs. 2001 - $1,132,949) while rebates for the first six months of 2002 increased $500,027 or 21.2 percent (2002 - $2,863,993 vs. 2001 - $2,363,966). In addition, purchase discounts were
$117,817 higher in the second quarter of 2002 when compared to the second quarter of 2001 (2002 - $1,159,960 vs. 2001 - $1,042,143) and $309,378 higher for the first six months of 2002 as compared to the same period the previous year (2002 - $1,890,385 vs. 2001 - $1,581,007).

     PAYROLL COSTS With unemployment still relatively low and with the ongoing shortage of qualified truck drivers, the increases in payroll costs for the second quarter and first six months of 2002 resulted from salary increases needed to attract or retain high-quality employees. In addition, due to an 8.2% increase in warehouse sales in the second quarter of 2002 (2002 - $30,770,814 vs. 2001 - $28,429,141) and a 7.2% increase in warehouse sales in the first six months of 2002 (2002 - $61,742,981 as compared to 2001 - $57,600,675), and due to new marketing initiatives which were implemented in 2002, we increased the number of employees (350 vs. 302 at June 30 of each year), particularly in our warehouse, in order to continue to provide goods to our member-dealers on a timely basis. As a result, payroll costs for the second quarter and first six months of 2002 rose sharply, increasing 9.9 percent and 8.9 percent, respectively, over the same periods in 2001.

     Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the second quarter of 2002 constituted 5.1 percent of both net sales and total expenses, compared to 5.0 percent of each for the same quarter of 2001. Payroll costs were
4.9 percent of both net sales and total expenses for the first six months of 2002 as compared to 4.8 percent for the same period in 2001. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     OTHER OPERATING COSTS During the second quarter and the first six months of 2002, other operating costs increased $400,161 (15.6%) and $1,030,205 (21.5%), respectively, compared to the same periods of 2001. Other operating costs also increased as a percentage of total expenses, accounting for 6.3% of total expenses in the second quarter of 2002 as compared to 5.9% of total expenses for the second quarter of 2001. For the six month period ending June 30, 2002, other operating costs were 6.0% of total expenses as compared to 5.3% of total expenses during the same period in 2001. The increase in other operating costs in the second quarter of 2002 can be attributed to an increase in insurance expense of $131,118 and an increase in warehouse and delivery expense of $200,802, while the increase in other operating costs in the first six months of 2002 resulted from an increase in the accrual for property taxes of $174,000 in the first quarter, an increase in insurance expense of $285,401 and an increase in warehouse and delivery expenses of $519,095 (an aggregate increase of $978,496).

     NET EARNINGS AND EARNINGS PER SHARE While net sales for the second quarter of 2002 increased $3,481,790, net material costs for the second quarter of 2002 increased only $2,807,478 over those 2001 levels, resulting in an overall increase in gross margin of $674,312 (14.5%). However, this substantial increase in gross margin was offset by equally significant increases in payroll costs of $213,376 (9.9%)and other operating costs of $400,161 (15.6%), as well as an unrealized loss on securities of $36,090 as compared to a gain on securities of $26,624 in the second quarter of 2001. Thus pretax net earnings increased 7.5% from $252,003 for the second quarter of 2001 to $270,779 in the same 2002 period, with after-tax net earnings increasing only $12,721 due to factors previously discussed.

     Net sales for the first six months of 2002 increased $6,178,778 (6.9%), while net material costs increased $4,786,567 (5.9%) from levels in the first six months in 2001, resulting in gross margin increasing by $1,392,211 (16.4%). This increase in gross margin, in addition to a $114,814 (10.2%) increase in sundry income, was partially offset by a substantial increase in other operating costs of $1,030,205 (21.5%) and an increase in payroll cost of $383,377. Thus pretax net earnings increased 21.7 percent, from $386,567 for the first six months of 2001 to $470,600 in the same 2002 period, while after-tax net earnings increased by 22.6 percent, primarily due to factors previously discussed.

     Historically, we calculated net earnings applicable to common stockholders by combining net earnings and other comprehensive earnings, less accrued preferred stock dividends. In response to a comment from the Securities and Exchange Commission ("SEC") in the third quarter of 2001, we have changed our presentation of net earnings per share to no longer include other comprehensive earnings. Applying this presentation to the second quarters and first six months of 2002 and 2001, our earnings per share increased more than fourfold and more than doubled in the second quarter and first half of 2002, respectively, as compared to the same periods in 2001. Net earnings per share for the second quarter increased from a net loss per share of $0.23 for the 2001 period, to net earnings per share of $0.80 for the 2002 period. Similarly, net earnings per share for the first six months increased from a net loss per share of $0.65 to net earnings per share of $0.86. The sharp increase in 2002 is due to the factors previously discussed, as well as dividends accrued in the second quarter and first half of 2002 representing a significantly smaller percentage of 2002 net earnings than dividends accrued in the second quarter of 2001 (2002 - 40.0% versus 2001 - 70.5%) and (2002-48.3% versus 2001-75.2%), respectively.

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

     Seasonality
     -----------

     Our quarterly net earnings traditionally vary based on the timing ofevents which affect our sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. However, our overall sales levels often increase during the trade shows, which, in some years, offsets the effect of increased direct sales. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates, miscellaneous income, weather conditions and the economic conditions in our selling territories. For example, during the first and second quarters of 2002, the cumulative effect of the various timing differences, as well as improved economic conditions in most of our selling territories, caused a dramatic increase in net earnings for those periods. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. This decrease in sales, however, is offset in most years by corrections to inventory made at year end, causing net earnings to vary substantially from year to year in the fourth quarter.

QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------
     The following is a summary of selected quarterly financial data for each quarterly period beginning August 1, 2000 and ending June 30, 2002:


                          Qtr. Ended   Qtr. Ended   Qtr. Ended   Qtr. Ended   Qtr. Ended    Qtr. Ended     Qtr. Ended    Qtr. Ended
                            9-30-00     12-31-00     3-31-01      6-30-01     9-30-01        12-31-01       3-31-02        6-30-02

Sales                    $45,842,797  $35,693,872  $46,558,089   $43,454,763  $45,810,043   $42,680,648   $49,255,077    $46,936,553

Net Mat'l Costs           41,591,943   31,232,374   42,732,897    38,796,981   41,479,089    37,227,446    44,711,986     41,604,459

Gross Margin               4,250,854    4,461,498    3,825,192     4,657,782    4,330,954     5,453,202     4,543,091      5,332,094

Other Operating Expenses   4,532,218    6,715,146    4,407,462     4,777,655    4,924,226     7,660,480     5,224,109      5,381,740

Sundry Income                546,562    2,199,635      779,454       345,252      774,826     2,214,364       883,005        356,515

Pre-Tax Net Earnings           265,198      (54,013)   197,184       225,379      181,554         7,086       201,987        306,869
(excludes other
comp. income)

Trends
------
     In connection with our business operations, we maintain various types of insurance coverage. As reflected in our numbers for the first six months of 2002, our insurance premium expenses have steadily increased, and are continuing to rise at a rate faster than experienced in past years. We expect that the trend toward increased insurance costs will continue for the foreseeable future, as part of a general nationwide trend in increased insurance premiums as a result of factors such as the events of September 11, 2001, recent insurance company losses, insurance company risk assessments and continuing rising medical costs.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     FINANCIAL CONDITION AND LIQUIDITY During the period ending June 30, 2002, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and delivery equipment, all to better meet the needs of our member-dealers. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy in our selling territories.

During the first six months of 2002 our cash and cash equivalents increased $171,566 as compared to the first six months of 2001, versus a decrease of $136,962 when comparing the same 2001 period to that of 2000. During the first six months of 2002, we used cash flow from operating activities of $3,138,698, as compared to generating cash flow of $1,101,262 in the first six months of 2001. This reversal of cash flow in the 2002 period was principally attributable to a sizeable increase in inventory, which increased by over 66.0 percent compared to the same 2001 period, and a significant decrease in accounts payable in comparison to an increase in accounts payable during the 2001 period, which were only partially offset by a smaller increase in accounts receivable in the first six months of 2002 than in the first six months of 2001.

Inventory had approximately 39,459 stockkeeping units in the period ending June 30, 2002, which were maintained in response to member-dealer demand for more breadth of inventory. The $2,359,696 increase in inventory for the first six months of 2002, was considerably higher (66.0%) than the $1,417,838 increase in inventory for the same period in 2001, due to the completion of our warehouse expansion project in late 2001, which added an additional 241,000 square feet of warehouse space that was not available in the same period in 2001.

Accounts payable decreased $1,230,826 during the first six months of 2002, as compared to an increase of $4,514,582 during the same period in 2001. The substantial disparity when comparing these two periods, in the aggregate of $5,745,408, was due primarily to selective tightening by vendors in extended payment terms as reflected in the reduced level of trade accounts payable since year end. In the first half of 2002 accounts payable represented 97.0% of inventory as compared to 127.0% of inventory during the same period in 2001, mainly as a result of our substantial increases in inventory during 2002 due to the completion of our warehouse expansion project.

In the first six months of 2002 and 2001, accounts receivable increased $571,188 and $3,087,616, respectively. This variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers.

For the period ended June 30, 2002, net earnings plus other comprehensive earnings were $296,400, compared to $241,794 for the same 2001 period. This 23% increase during 2002 was mainly attributable to the increase in gross margin and sundry income. Historically, our total comprehensive earnings consisted of net earnings plus other comprehensive earnings. However, as discussed above, in response to a comment from the SEC, we have changed the presentation of our total comprehensive earnings which now consist of net earnings, less accrued preferred stock dividends, plus other comprehensive earnings. Applying this presentation to the first six months of 2002 and 2001, total comprehensive earnings for 2002 were $50,658, compared to a total comprehensive loss of $76,074 for the same 2001 period, for an overall increase of $126,732 during 2002. This 167% increase was mainly attributable to the decrease in dividends accrued for the 2002 period ($245,742) versus those of the 2001 period ($317,868), as well as an increase in net earnings before dividends in the first six months of 2002 (2002-$320,495 versus 2001-$265,552).

Net cash used for investing activities decreased significantly in the first half of 2002 as compared to the same period in 2001, declining from $3,937,182 in the first six months of 2001 to $107,425 for the same period in 2002. The significant decrease in the first six months of 2002 was almost entirely due to the completion of our warehouse expansion project during 2001.

Net cash provided by financing activities was $3,741,367 in the period ending June 30, 2002 as compared to net cash provided by financing activities of $3,348,906 during the same period in 2001. This difference in the first six months of 2002 and 2001 was principally attributable to funds being provided during 2002 from draws on the Company's line of credit, which were made to fund our warehouse expansion project and increase inventory, as well as a decrease in dividends paid to member-dealers during the first quarter of 2002 when compared to the same 2001 quarter (2002 - $491,484 versus 2001 - $635,737).

Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                               JUNE 30,              DECEMBER 31,            JUNE 30,
                                               2002                  2001                    2001
                                               ----------            ------------            ----------

Working Capital                                $10,679,497           $6,759,167              $7,813,937

Current Ratio                                  1.4 to 1              1.3 to 1                1.3 to 1

Long-term Debt as Percentage
       of Capitalization                       19.8%                 7.3%                     15.9%

During the remainder of 2002, we expect to further expand our existing customer base in our current selling territories. We intend to finance our expansion with anticipated increased revenues from sales to new member-dealers in these territories, and with receipts from the sale of stock to new and current member-dealers. We expect that this expansion will have a beneficial effect on our ability to generate cash to meet our funding needs.

In the first six months of 2002, we maintained a 95.9 percent service level (the measure of our ability to meet member-dealers' orders out of current stock) as compared to a service level of 96.0 percent for the same period of 2001. Inventory turnover was 6.1 times during the first six months of 2002 as compared to 6.2 times during the same period of 2001. This rate of inventory turnover, which is higher than the wholesale hardware buying groups' average of 5.5, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

Capital Resources
-----------------
     In the six month periods ending June 30, 2002 and June 30, 2001, our investment in capital assets (net of dispositions) was $166,210 and $3,900,029, respectively. Approximately 30.8 percent ($51,152) of the amount expended in the first six months of 2002 was used to purchase warehouse equipment, 30.1 percent ($49,972) was used to replace older company vehicles, 18.1 percent ($30,090) was used to purchase computer equipment and member- dealer order entry terminals,
11.9 percent  ($19,852) was used to purchase office  furniture and equipment and
9.1 percent ($15,144) was used for building upgrades. By comparison, of the total amount expended in the first six months of 2001, $3,476,629 (89.1%) was used to fund capital expenditures related to our warehouse expansion project and $301,321 (7.7%)was used for the purchase of warehouse equipment.

In April, 2002, JP Morgan Chase Bank amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2004 maturity date. We use our unsecured $10 million revolving line of credit from time to time for our working capital and other financing needs. During the first half of 2002, we borrowed $41,778,000 and repaid $35,513,000 from cash flow, leaving an outstanding balance under our line of credit of $6,265,000 on June 30, 2002. Our average outstanding balance on our line of credit for the second quarter and first six months of 2002 was $2,387,363 and $3,495,923, respectively.

During the year 2002, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for the remainder of the year include: approximately $45,000 to make building improvements, $146,000 to purchase warehouse equipment, $80,000 to upgrade computer equipment, $38,000 to improve our automobile fleet and $10,000 to purchase office furniture and equipment.

Our cash position of $1,906,340 at June 30, 2002, is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including draws on our line of credit, may be needed.

                     QUANTITATIVE & QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS
                     --------------------------------------

Not Applicable

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

Item 1.        Legal Proceedings - None

Item 2.        Changes in Securities and Use of Proceeds - None

Item 3.        Defaults Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders

               At the Annual Shareholders Meeting held on April 23, 2002, Norman
               J. Bering, II, Susie Bracht-Black and Richard A. Lubke were elected to serve as Directors of the Company for three-year terms. Additionally, Don Jameson, President of the Company, was elected to serve as Director for a one-year term. The other Directors continuing to serve are: Craig E. Blum, Ben J. Jones and Leroy Welborn, whose terms will expire at the Annual Shareholders Meeting to be held in April 2003, and Doug Ashy, Jr., William R. Hill and Jimmy T. Pate, whose terms will expire at the Annual Shareholders Meeting in May 2004.

                                         No. of Votes           No. of Votes         No. of Votes
Nominees for Directors                       For                   Against              Abstain             Approval
----------------------                   ------------           ------------         ------------           --------
Norman J. Bering, II                        5520                     120                  -0-                 Yes
Susie Bracht-Black                          5520                     120                  -0-                 Yes
Richard A. Lubke                            5520                     120                  -0-                 Yes
Don Jameson                                 5520                     120                  -0-                 Yes

    No other proposals were submitted to a vote of security holders.

Item 5.        Other Information

               Effective July 23, 2002, Norman J. Bering, II, resigned as a director of the Company. His resignation was not due to any disagreements with the Company on any matter relating to the Company's operations, policies or practices. The board of directors appointed Suzanne Elliott to fill the remaining portion of Mr. Bering's term, which will expire April 2005.


Item 6.        Exhibits & Reports on Form 8-K
               (a)      Exhibits

                    Exhibit Number
                   --------------

                   *10.1 The Revolving  Promissory  Note and Sixth  Amendment to
                    Amendment and Restatement of Credit Agreement between the Company and JP Morgan Chase Bank dated April 30, 2002.

                   *99.1  Certification  of Chief  Executive  Officer  and Chief
                    Financial   Officer   Pursuant   to   Section   906  of  the
                    Sarbanes-Oxley Act of 2002.


*  Filed herewith.
                                       21

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





Date   August 13, 2002
       ---------------