Form 10-Q
period 2002-09-30
HANDY HARDWARE WHOLESALE INC
filed 2002-11-14
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 2002.

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

The number of shares outstanding of each of the Registrant's classes of common stock as of September 30, 2002, was 10,280 shares of Class A Common Stock, $100 par value, and 75,366 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.
                                    FORM 10-Q
                       Quarter Ended - September 30, 2001


                                      INDEX



PART I   Financial Information                                         Page No.
                                                                       -------

     Item 1.   Financial Statements

               Condensed Balance Sheet September 30, 2002
                 and December 31, 2001 .......................          3 -  4

               Condensed Statement of Earnings - Three Months &
                 Nine Months Ended September 30, 2002 and 2001.              5

               Condensed Statement of Cash Flows - Nine Months
                 Ended September 30, 2002 and 2001 ............              6

               Notes to Condensed Financial Statements.........         7 - 13


     Item 2.   Management's Discussion & Analysis of Financial
               Condition and Results of Operations............         14 - 19

     Item 3.   Quantitative & Qualitative Disclosures About
               Market Risk....................................              19

     Item 4.   Controls and Procedures .......................              19


PART II   Other Information

     Items 1-4. None                                                        21

     Item  5.  Other Information                                            21

     Item  6.  Exhibits                                                     21

     Signatures                                                             22

     Certifications                                                    23 - 24

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                              2002             2001
                                                              -------------    ------------
     ASSETS

     CURRENT ASSETS
        Cash                                                  $   4,724,853    $  1,411,096
        Accounts Receivable, net of
             subscriptions receivable and
             allowance for doubtful
             accounts (Note 8)                                   13,342,675      11,748,607
        Inventory                                                19,413,081      18,207,690
        Notes Receivable (Note 3)                                       544             935
        Other Current Assets                                        133,776         213,461
        Prepaid Income Tax                                              -0-         201,897
        Deferred Compensation Funded                                 61,472          30,736
                                                              -------------    ------------
                                                              $  37,676,401    $ 31,814,422
                                                              -------------    ------------
     PROPERTY, PLANT AND EQUIPMENT (Note 2)
        At Cost Less Accumulated Depreciation
        of $7,009,751(2002) and $6,088,346 (2001)             $  16,185,603    $ 16,776,391
                                                              -------------    ------------
     OTHER ASSETS
        Notes Receivable (Note 3)                             $     309,689    $    334,157
        Deferred Compensation Funded                                174,243         338,093
        Other Noncurrent Assets                                       5,970          25,762
                                                              -------------    ------------
                                                              $     489,902    $    698,012
                                                              -------------    ------------
     TOTAL ASSETS                                             $  54,351,906    $ 49,288,825
                                                              =============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
        Note Payable-Line of Credit                           $   4,155,000    $  2,700,000
        Notes Payable-Stock (Note 4)                                328,880          32,800
        Notes Payable-Capital Lease                                   9,780          27,371
        Accounts Payable - Trade                                 19,703,245      21,034,254
        Other Current Liabilities                                 1,217,095       1,230,094
        Federal Income Taxes Payable (Note 5)                        21,326             -0-
        Deferred Compensation Payable                                61,472          30,736
                                                              -------------    ------------
                                                              $  25,496,798    $ 25,055,255
                                                              -------------    ------------
     NONCURRENT LIABILITIES
        Note Payable-Line of Credit                           $   4,155,000    $        -0-
        Notes Payable-Stock (Note 4)                                539,840         750,360
        Notes Payable-Capital Lease                                  26,901          34,235
        Notes Payable-Vendor                                        308,551         334,157
        Deferred Compensation Payable                               191,213         338,093
        Deferred Income Taxes Payable (Note 5)                      192,472         190,888
                                                              -------------    ------------
                                                              $   5,413,977    $  1,647,733
                                                              -------------    ------------
     TOTAL LIABILITIES                                        $  30,910,775    $ 26,702,988
                                                              -------------    ------------



The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                              2002             2001
                                                              -------------    ------------

     STOCKHOLDERS' EQUITY
         Common Stock, Class A,
             authorized 20,000 shares, $100
             par value per share, issued
             10,820 & 10,510 shares                           $   1,082,000    $  1,051,000
         Common Stock, Class B,
             authorized 100,000 shares, $100
             par value per share, issued
             77,118 & 70,753 shares                               7,711,800       7,075,300
         Common Stock, Class B
             Subscribed 5,143.77 & 5,093.62
             shares                                                 514,377         509,362
                Less Subscription Receivable                        (42,637)        (22,502)
         Preferred Stock 7% Cumulative,
             authorized 100,000 shares, $100
             par value per share, issued
             80,097 & 73,622 shares                               8,009,700       7,362,200
         Preferred Stock, Subscribed
             5,143.77 & 5,093.62 shares                             514,377         509,362
                Less Subscription Receivable                        (42,637)        (22,502)
         Paid in Surplus                                            443,341         426,007
                                                              -------------    ------------
                                                              $  18,190,321    $ 16,888,227
         Less: Cost of Treasury Stock
             4,106 & -0- shares                                    (410,600)            -0-
                                                              -------------    ------------
                                                              $  17,779,721    $ 16,888,227

     Retained Earnings exclusive of other
          comprehensive earnings (Note 7)                         5,695,782       5,682,518
     Retained Earnings (loss) applicable to
          other comprehensive earnings (Note 7)                     (34,372)         15,092
                                                              -------------    ------------
                                                                  5,661,410       5,697,610
                                                              -------------    ------------
          Total Stockholders' Equity                          $  23,441,131    $ 22,585,837
                                                              -------------    ------------

       TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                                   $  54,351,906    $ 49,288,825
                                                              =============    -===========




The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                         CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                        QUARTER                                       NINE MONTHS
                                                   ENDED SEPTEMBER 30,                            ENDED SEPTEMBER 30,
                                      ------------------------------------------          -------------------------------
                                            2002                       2001                      2002             2001
                                            ----                       ----                      ----            -----

REVENUES
Net Sales                             $ 45,337,615                 $ 45,810,043           $141,529,245       $135,822,895
Sundry Income                              789,977                      774,826              2,029,497          1,899,532
                                      ------------                 ------------           ------------       ------------
TOTAL REVENUES                        $ 46,127,592                 $ 46,584,869           $143,558,742       $137,722,427
                                      ------------                 ------------           ------------       ------------

EXPENSE
Net Mat'l. Costs                      $ 40,609,542                 $ 41,479,089           $126,925,987       $123,008,967
Payroll Costs                            2,351,562                    2,329,542              7,044,524          6,639,127
Other Operating Costs                    2,827,315                    2,541,067              8,647,379          7,330,926
Interest Expense                            50,349                       53,617                143,172            139,290
                                      ------------                 ------------           ------------       ------------
TOTAL EXPENSE                         $ 45,838,768                 $ 46,403,315           $142,761,062       $137,118,310
                                      ------------                 ------------           ------------       ------------

NET EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                            $    288,824                 $    181,554           $   797,680        $    604,117
                                      ------------                 ------------           -----------        ------------

PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5 & 7)                   (104,571)                     (68,855)             (292,932)           (225,866)
                                      ------------                 ------------           -----------        ------------

NET EARNINGS                          $    184,253                 $    112,699           $   504,748        $    378,251

LESS ESTIMATED
DIVIDENDS ON
PREFERRED STOCK                           (122,871)                    (158,933)             (368,613)           (476,801)
                                      ------------                 ------------           -----------        ------------

NET EARNINGS (LOSS)
APPLICABLE
TO COMMON
STOCKHOLDERS                          $     61,382                 $    (46,234)         $    136,135        $    (98,550)
                                      ============                 ============          ============        ============

NET EARNINGS (LOSS)
PER SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                      $       0.69                 $      (0.56)         $      1.55         $      (1.22)
                                      ============                 ============          ===========         ============

OTHER COMPREHENSIVE EARNINGS (LOSS)
Unrealized Gain (Loss)on
  Securities (Note 7)                 $   (36,690)                 $    (61,931)         $   (74,946)        $    (97,927)
Provision for Federal
  Income Tax (Note 5)                      11,321                        21,057               25,482               33,295
                                      -----------                  ------------          -----------         ------------
Other Comprehensive
  Earnings (Loss)
  Net of Tax                          $   (25,369)                 $    (40,874)         $   (49,464)        $    (64,632)
                                      -----------                  ------------          -----------         ------------
TOTAL COMPREHENSIVE
  EARNINGS (LOSS)                     $    36,013                  $    (87,108)         $    86,671         $   (163,182)
  (Note 7)                            -----------                  ------------          -----------         ------------


The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                      2002                2001
                                                      ----                ----

CASH FLOWS FROM OPERATING ACTIVITY
   Net Earnings Plus Other Comprehensive
    Earnings (Note 7)                                 $    455,284        $   313,619
                                                      ------------        -----------
      Adjustments to Reconcile Net
         Earnings to Net Cash Provided by
         Operating Activities:
            Depreciation                              $    950,075        $   827,982
            Increase (Decrease) in Deferred
              Income Tax                                     1,584             35,539
            Unrealized (gain) loss
              In fair market value of securities            74,946             97,927

     Changes in Assets and Liabilities
         Increase in Accounts Receivable              $ (1,594,068)       $(4,762,855)
         (Increase) Decrease in Notes Receivable            24,860            (22,777)
         Increase in Inventory                          (1,205,390)        (3,262,158)
         Decrease in Other Assets                           99,477             87,476
         Decrease in Prepaid Income Tax                    201,897                -0-
         Increase (Decrease) in Note Payable-Vendor        (25,606)            28,980
         Increase (Decrease) in Accounts Payable        (1,331,009)         8,168,198
         Increase (Decrease) in Other Liabilities          (12,999)           150,737
         Increase in Federal Income
              Taxes Payable                                 21,326              4,854
         Increase (Decrease) in Deferred Compensation
              Payable                                     (116,144)             1,723
                                                      ------------        -----------
              TOTAL ADJUSTMENTS                       $ (2,911,051)       $ 1,355,626
                                                      ------------        -----------
              NET CASH PROVIDED BY (USED FOR)
              OPERATING ACTIVITIES                    $ (2,455,767)       $ 1,669,245
                                                      ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                               $   (359,288)       $(4,558,578)
   (Investment in)Payment From Deferred
      Compensation Funded                                   60,000            (97,927)
   Reinvested dividends, interest & capital gains           (1,833)            (1,723)
                                                      ------------        -----------
         NET CASH USED FOR
         INVESTING ACTIVITIES                         $   (301,121)       $(4,658,228)
                                                      ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase Note Payable - Line of Credit             $ 5,610,000         $ 3,960,000
   Increase (Decrease) in Notes Payable - Stock            85,560             (11,040)
   Increase (Decrease) in Notes Payable -
         Capital Lease                                    (24,925)             40,544
   Increase in Subscription Receivable                    (40,270)            (31,704)
   Proceeds From Issuance of Stock                      1,342,364           1,384,944
   Purchase of Treasury Stock                            (410,600)           (245,800)
   Dividends Paid                                        (491,484)           (635,737)
                                                      ------------        -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES    $ 6,070,645         $ 4,461,207

NET INCREASE
IN CASH & CASH EQUIVALENTS                            $ 3,313,757         $ 1,472,224

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                               1,411,096           1,221,788
                                                      -----------         -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD              $ 4,724,853         $ 2,694,012
                                                      ===========         ===========

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
   Interest Expense Paid                              $   143,172         $   139,290
   Income Taxes Paid                                      244,540             152,178

The  accompanying  notes  are  an  integral  part  of  the  Condensed  Financial
Statements.

                         HANDY HARDWARE WHOLESALE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

(1)  Description of Business:
     HandyHardware Wholesale, Inc., ("Handy"), was incorporated as a Texas corporation on January 6, 1961. Its principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061. Handy is owned entirely by its member-dealers and former member-dealers.

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

(5)  Earnings Per Share:
     Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, estimated dividends on Preferred Stock, and treasury stock, as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                             QUARTER ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ----------------------         -------------------
                                                          2002             2001          2002           2001
                                                          ----------------------         -------------------
Calculation of Net Earnings Per Share
   of  Common Stock
   Net Earnings Before Preferred
       Dividends                                          $ 184,253        $112,699      $504,748       $378,251
   Less: Estimated Dividends
       on Preferred Stock                                  (122,871)       (158,933)     (368,613)      (476,801)
                                                          ---------        --------      --------       --------
   Net Earnings  (Loss) Applicable
       to Common Shareholders                             $  61,382        $(46,234)     $136,135       $(98,550)

   Weighted Average
      Shares of Common Stock
      (Class A & Class B)
      outstanding                                            89,588          83,142        87,816         80,773

   Net Earnings(Loss)Per Share
   of Common Stock                                        $    0.69        $  (0.56)     $   1.55       $  (1.22)
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

     When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the nine months ended September 30, 2002 contained herein, therefore, are net of dividends actually paid during the first quarter of 2002 in the amount of $491,484.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment Consists of:

                                                SEPTEMBER 30,       DECEMBER 31,
                                                2002                2001
                                                -------------       ------------

Land                                            $ 3,207,866         $ 3,207,866
Building & Improvements                          15,489,101          15,452,276
Furniture, Computer, Warehouse                    3,952,287           3,698,071
Transportation Equipment                            546,100             506,524
                                                -----------         -----------
                                                $23,195,354         $22,864,737

Less:  Accumulated Depreciation                  (7,009,751)         (6,088,346)
                                                -----------         -----------
                                                $16,185,603         $16,776,391
                                                ===========         ===========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - NOTES RECEIVABLE

Notes receivable reflect amounts due to Handy from its member-dealers under deferred payment agreements and installment sale agreements.

Under the deferred agreement, Handy supplies member-dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the member-dealer continues to purchase General Electric lamps through Handy. If a member-dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric invoices Handy for the member-dealer's initial order and the member-dealer's note becomes immediately due and payable in full to Handy. In September 1999, virtually the same type of deferred agreement was put into effect with Chicago Specialty, a manufacturer of plumbing supplies. As of September, 2002 Chicago Specialty ceased its operations. To date, we have not received any demand from Chicago Specialty for payment on the outstanding invoices of $25,606.

Under the installment sale agreements, we sell member-dealers computer hardware, the purchase price of which is due and payable by member-dealers to us in thirty-six monthly installments of principal and interest.

Notes Receivable are classified as follows:

                                                 CURRENT PORTION                NONCURRENT PORTION
                                                 SEPT. 30,       DEC. 31,       SEPT. 30,           DEC. 31,
                                                 ---------       --------       ---------           --------
                                                 2002             2001          2002                 2001
                                                 ----             ----          ----                 ----
Deferred Agreements                              $   -0-         $   -0-        $308,551            $334,157
Installment Sale Agreements                          544             935           1,138                 -0-
                                                 -------         -------        --------            --------
                                                 $   544         $   935        $309,689            $334,157
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

Notes Payable - Stock are classified as follows:

                                                 CURRENT PORTION                NONCURRENT PORTION
                                                 SEPT. 30,       DEC. 31,       SEPT. 30,           DEC. 31,
                                                 ---------       --------       ---------           --------
                                                 2002             2001          2002                 2001
                                                 ----             ----          ----                 ----
                                                 $328,880        $ 32,800       $539,840            $750,360

Principal payments due over the next five years are as follows:

                                                 2002             328,880
                                                 2003               7,000
                                                 2004             358,200
                                                 2005              41,280
                                                 2006              26,600
                                           Thereafter             106,760
                                                                 --------
                                                                 $868,720
                                                                 ========


                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

                                                                        QUARTER ENDED            YEAR ENDED
                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                        2002                     2001
                                                                        -------------            ------------
Excess of tax over book depreciation                                    $ 1,392,628              $ 1,342,353

Allowance for Bad Debt                                                      (44,001)                 (44,001)
Inventory - Ending inventory adjustment
         for tax recognition of Sec. 263A
         Uniform Capitalization Costs                                      (426,487)                (380,869)

Deferred Compensation                                                      (356,048)                (356,048)
                                                                        -----------              -----------

         Total                                                              566,092                  561,435
         Statutory Tax Rate                                                      34%                      34%
                                                                        -----------              -----------
         Cumulative Deferred Income Tax Payable                         $   192,472              $   190,888
                                                                        ===========              ===========

         Classified as:
              Current Liability                                         $       -0-              $       -0-
              Noncurrent Liability                                          192,472                  190,888
                                                                        -----------              -----------
                                                                        $   192,472              $   190,888
                                                                        ===========              ===========


Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                        QUARTER ENDED            YEAR ENDED
                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                        2002                     2001
                                                                        -------------            ------------
Principal Components of Income Tax Expense
         Federal:
              Current
              Income tax paid                                           $    42,643              $    81,395
              Carry-over of prepayment
                  from prior year                                           201,897                   70,783
              Refund received for overpayment
              from prior year                                                   -0-                      -0-
                                                                        -----------              -----------
                                                                        $   244,540              $   152,178
         Federal Income Tax Payable (Receivable)                             21,326                    4,854
              Carry-over to subsequent year                                   - 0 -                      -0-
                                                                        -----------              -----------
                  Income tax for tax reporting
                  at statutory rate of 34%                              $   265,866              $   157,032
              Deferred
              Adjustments for financial reporting:
                  Depreciation                                               17,094                   45,038
                  263A Uniform Capitalization Costs                         (15,510)                  (6,099)
                  Other                                                          -0-                  (3,400)
                                                                        -----------              -----------
              Provision for federal income tax                          $   267,450              $   192,571
                                                                        ===========              ===========

     Handy is not exempt from income tax except for municipal bond interest earned in the amount of $1,832.

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



                              Page # 11 of 24 Pages

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



                              Page # 12 of 24 Pages

                        HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------

NOTE 7 - COMPONENTS OF COMPREHENSIVE EARNINGS
---------------------------------------------
The following disclosures include those required by FASB 115 for financial statements beginning after December 15, 1997.

1. Deferred compensation funded in the amount of $235,715 on the Balance Sheet as a current asset in the amount of $61,472 and as a non-current asset in the amount of $174,243 at September 30, 2002, includes equity securities classified as investments available for sale in the amount of $235,715 at fair market value. The $235,715 includes $52,080 unrealized loss on securities resulting from the decrease in fair market value. The cost of the equity securities is $287,178.

2.   Changes in Equity securities

                                                                       Quarter Ended
                                                                      Sept. 30, 2002                Cumulative
                                                                      --------------                ----------
     Beginning Balance-January 1, 2002                                 $   308,829                   $      -0-
     Purchases                                                                 -0-                      117,400
     Dividends, interest and capital gains                                   1,832                      170,395
     Unrealized gains (losses) on securities
           resulting from increase (decrease)
           in fair market value                                            (74,946)                     (52,080)
                                                                       -----------                   ----------
     Balance-September 30, 2002                                        $   235,715                   $  235,715
                                                                       ===========                   ==========

3. Components of Net Earnings plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the period ended September 30, 2002.

                                             Other                     Net Earnings Exclusive                Plus Other
                                          Comprehensive                      Of Other                       Comprehensive
                                          Earnings (Loss)              Comprehensive Earnings                 Earnings
                                          ---------------              ----------------------               -------------
     Net Earnings (Loss)
       Before Provision for
       Federal Income Tax                   $ (74,946)                       $ 797,680                        $ 722,734
     Provision for
       Federal Income Tax                      25,482                         (292,932)                        (267,450)
                                            ---------                        ---------                        ---------
     Total                                  $ (49,464)                       $ 504,748                        $ 455,284
                                            =========                        =========                        =========

                                             Other                     Net Earnings                            Total
                                          Comprehensive                Applicable to                        Comprehensive
                                          Earnings (Loss)            Common Stockholders                      Earnings
                                          ---------------            -------------------                    -------------
                                            $ (49,464)                       $ 504,748                        $ 455,284
     Less Estimated Dividends
       on Preferred Stock                         -0-                         (368,613)                        (368,613)
                                            ---------                        ---------                        ---------
     Total                                  $ (49,464)                       $ 136,135                        $  86,671
                                            =========                        =========                        =========

4.   Components of Retained Earnings
                                             Retained Earnings                Retained Earnings
                                            Applicable to Other              Exclusive of Other
                                            Comprehensive Earnings          Comprehensive Earnings             Total
                                            ----------------------          ----------------------             -----
     Balance-January 1, 2002                     $   15,092                       $5,682,518                $5,697,610
     Add: Net earnings (loss)
            9 months ended
          September 30, 2002                        (49,464)                         504,748                   455,284
     Deduct: Cash Dividends on
             Preferred Stock                            -0-                         (491,484)                 (491,484)
                                                 ----------                       ----------                ----------
     Balance-September 30, 2002                  $  (34,372)                      $5,695,782                $5,661,410
                                                 ==========                       ==========                ==========

NOTE 8 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.

                                      September 30, 2002      December 31, 2001
                                      ------------------      -----------------
Accounts Receivable                       $13,471,950            $11,837,612
Subscription Receivable                       (85,274)               (45,004)
Allowance for Doubtful Accounts               (44,001)               (44,001)
Accounts Receivable Net of                -----------            -----------
  Subscription Receivable and             $13,342,675            $11,748,607
  Allowance for Doubtful Accounts         ===========            ===========

                              Page # 13 of 24 Pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------
     Although a moderate economic recovery began in the first quarter of 2002, a decline in consumer confidence during the second quarter of 2002 which worsened in the third quarter of 2002 has thwarted economic growth during the third quarter of 2002. In addition to the weakened economic conditions, the company held its biannual trade show later in the third quarter of 2002 than in the previous year so that a larger portion of those sales will be reflected in the fourth quarter, rather than in the third quarter of 2002. As a result, net sales in the third quarter of 2002 decreased 1.0% ($472,428) from sales during the same period in 2001, compared to a decline of only $32,754 in the third quarter of 2001 from 2000's third quarter.

     However, net sales during the first nine months of 2002 increased 4.2% ($5,706,350) over sales during the same period in 2001, compared to a 2.6% increase in sales ($3,408,668) for the same period in 2001 compared to that period in 2000.

     NET SALES. Despite the stock market declining below 2001 levels, investor pessimism spreading, and sustained pressure from retail warehouses, sales growth during the first nine months of 2002 in seven of our nine selling territories was more robust than in the first nine months of 2001. By contrast, two selling territories, the North Texas, Dallas and Fort Worth territory and the Oklahoma territory continue to experience pressure from large retail warehouses which has eroded the market share of independent hardware stores in those selling territories. However, the decrease in sales for these two territories averaged 3.3% and they together represent only 17.9% of our total sales. In the Dallas area, in particular, retail warehouses have saturated the market, resulting in a decline in sales of 0.8% in the first nine months of 2002. Further, the economy in the Oklahoma area appears to be lagging behind our other selling territories, as nine month 2002 sales in the Oklahoma territory decreased 5.7% as compared to sales in the first nine months of 2001.

     The following table summarizes sales during the first nine months of 2002 and 2001 by sales territory:

                                                 First Nine Months 2002                            First Nine Months 2001
                                      ------------------------------------------------         -----------------------------
                                                            % Increase
                                                            (Decrease)
                                                            in Sales
                                                            From First           % of                                    % of
                                                            Nine Months         Total                                   Total
Sales Territory                           Sales               of 2001           Sales              Sales                Sales
--------------                        ------------          -----------         ------         ------------            ------
Houston Area                          $ 30,701,047            0.6%               21.7%         $ 30,506,636             22.5%

Victoria, San Antonio,
Corpus Christi &
Rio Grande Valley Area*                 29,653,588            6.3%               21.0%           27,885,668             20.6%

North Texas, Dallas
& Fort Worth Area                       16,442,548           (0.8%)              11.6%           16,567,968             12.2%

Austin, Brenham &
Central Texas Area                      17,706,082            6.0%               12.5%           16,699,027             12.3%

West Texas, New Mexico
Area                                     4,112,821           56.1%                2.9%            2,634,690              1.9%

Southern Louisiana Area                 11,085,984            2.4%                7.8%           10,822,947              8.0%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                            11,580,801            1.5%                8.2%           11,412,509              8.4%

Arkansas Area                           11,227,050           15.3%                8.0%            9,738,488              7.2%

Oklahoma Area                            8,849,831           (5.7%)               6.3%            9,383,672              6.9%
                                      ------------                              -----          ------------            -----
         Totals:                      $141,359,752 (1)                          100.0%         $135,651,605 (1)        100.0%
                                      ============                              =====          ============            =====

* Includes sales to Colorado, Mexico and Central America member-dealers.
(1) Total does not include miscellaneous sales to employees.


                              Page # 14 of 24 Pages

          NET MATERIAL COSTS AND REBATES. Net material costs for the third quarter and first nine months of 2002 were $40,609,542 and $126,925,987, respectively, compared to $41,479,089 and $123,008,967, respectively, for the same periods in 2001. Although net material costs for the third quarter of 2002 decreased 2.1%, during the first nine months of 2002 these costs increased 3.2 percent over these costs in the same period in 2001. The third quarter decrease in net material costs of 2.1% exceeded the 1.0% decrease in sales. In addition, the 3.2% increase in net material costs for the nine month period ending September 30, 2002, was lower than the 4.2% increase in net sales for the same period. Net material costs were 89.6 percent of net sales in the third quarter of 2002, as compared to 90.5 percent of sales for the same period in 2001, while for the first nine months of 2002 and 2001 net materials costs were 89.7 percent and 90.6 percent of sales, respectively. The percentage decrease in net material costs for the third quarter of 2002 was due primarily to a $16,271 decline in damaged merchandise and a $12,703 increase in sales of damaged merchandise. The percentage decrease in net material costs during the first nine months in 2002 compared to 2001 resulted from an increase in factory rebates and purchase discounts due to a timing difference in the recognition of rebates. Factory rebates, which were taken as a credit against material costs in the first nine months of 2002 and 2001, increased $498,223 or 13.8 percent (2002 - $4,107,317
vs. 2001 - $3,609,094). In addition, purchase discounts were $297,483 higher in the first nine months of 2002 when compared to the first nine months of 2001 (2002 - $2,716,688 vs. 2001 - $2,419,206).

          PAYROLL COSTS. With unemployment still relatively low and with the ongoing shortage of qualified truck drivers, the increases in payroll costs for the third quarter and first nine months of 2002 resulted from salary increases needed to attract and retain high-quality employees. These increases in the third quarter of 2002 were offset by a $57,919 decline in overtime payroll as the company continues to increase efficiencies particularly in managing sales from our warehouse facility. As a result, payroll costs for the third quarter of 2002 rose only slightly over third quarter 2001 costs, increasing 0.9 percent. However, due to a 5.4% increase in warehouse sales in the first nine months of 2002 (2002 - $91,363,375 as compared to 2001 - $86,660,466), and due to new marketing initiatives which were implemented in the first half of 2002, we increased the number of employees (350 vs. 331 at September 30 of each year), particularly in our warehouse, in order to continue to provide goods to our member- dealers on a timely basis. As a result, payroll costs for the first nine months of 2002 rose 6.1 percent, over the same period in 2001.

     Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the third quarter of 2002 constituted 5.2 percent of net sales and a 5.1 percent of total expenses, compared to 5.1 percent of sales and 5.0 percent of total expenses for the same quarter of 2001. Payroll costs were 5.0 percent of net sales and 4.9 percent of total expenses for the first nine months of 2002 as compared to 4.9 percent of sales and 4.8 percent of total expenses for the same period in 2001. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

          OTHER OPERATING COSTS. During the third quarter and the first nine months of 2002, other operating costs increased $286,248 (11.3%) and $1,316,453 (18.0%), respectively, compared to the same periods of 2001. Other operating costs also increased as a percentage of total expenses, accounting for 6.2% of total expenses in the third quarter of 2002 as compared to 5.5% of total expenses for the third quarter of 2001. For the nine month period ending September 30, 2002, other operating costs were 6.1% of total expenses as compared to 5.3% of total expenses during the same period in 2001. The increase in other operating costs in the third quarter of 2002 can be attributed to an increase in insurance expense of $82,770, an increase in the accrual for employee bonuses of $110,000 and an increase in warehouse and delivery expense of $108,731, while the increase in other operating costs in the first nine months of 2002 resulted from an increase in the accrual for property taxes of $186,500 in the first nine months, an increase in insurance expense of $368,171, an increase in the accrual for employee bonuses of $230,000 and an increase in warehouse and delivery expenses of $649,673 (an aggregate increase of $1,434,344).

     NET EARNINGS AND EARNINGS PER SHARE Although net sales for the third quarter of 2002 decreased $472,428, net material costs for the third quarter of 2002 decreased $869,547 from those 2001 levels, resulting in an overall increase in gross margin of $397,119 (9.2%). This

                              Page # 15 of 24 Pages
substantial increase in gross margin was offset by a significant increase in other operating costs of $286,248 (11.3%), although the increase in other operating costs were partially offset by a less significant unrealized loss on securities of $36,690 as compared to a loss on securities of $61,931 in the third quarter of 2001. Thus pretax net earnings more than doubled from $119,623 for the third quarter of 2001 to $252,134 in the same 2002 period, with after-tax net earnings increasing $87,059, due to factors previously discussed.

     Net sales for the first nine months of 2002 increased $5,706,350 (4.2%), while net material costs increased $3,917,020 (3.2%) from levels in the first nine months in 2001, resulting in gross margin increasing by $1,789,330 (14.0%). This increase in gross margin, in addition to a $129,965 (6.8%) increase in sundry income, was partially offset by a substantial increase in other operating costs of $1,316,453 (18.0%) and an increase in payroll cost of $405,397. Thus pretax net earnings increased 42.8 percent, from $216,544 for the first nine months of 2001 to $506,190 in the same 2002 period, while after-tax net earnings increased by 45.2 percent, primarily due to factors previously discussed.

     Historically, we calculated net earnings applicable to common stockholders by combining net earnings and other comprehensive earnings, less accrued preferred stock dividends. In response to a comment from the Securities and Exchange Commission ("SEC") in the third quarter of 2001, we have changed our presentation of net earnings per share to no longer include other comprehensive earnings.

     For both the third quarters and first nine months of 2002 and 2001, our earnings per share more than doubled in both the third quarter and first nine months of 2002, as compared to the same periods in 2001. Net earnings per share for the third quarter increased from a net loss per share of $0.56 for the 2001 period, to net earnings per share of $0.69 for the 2002 period. Similarly, net earnings per share for the first nine months increased from a net loss per share of $1.22 to net earnings per share of $1.55. The sharp increase in 2002 is due to the factors previously discussed, as well as estimated dividends for the third quarter and first nine months of 2002 representing a significantly smaller percentage of 2002 net earnings than estimated dividends for the third quarter of 2001 (2002 - 66.7% versus 2001 - 114.4%) and the first nine months of 2001 (2002-73.0% versus 2001-126.1%), respectively.

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

Seasonality
-----------
     Our quarterly net earnings traditionally vary based on the timing of events which affect our sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. However, our overall sales levels often increase during the trade shows, which, in some years, offsets the effect of increased direct sales. For the third quarter of 2002, however, the increases in sales from the semiannual trade show will be reflected in both the third and fourth quarters because the show was held later in the year than usual. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates, miscellaneous income, weather conditions and the economic conditions in our selling territories. For example, during the first, second and third quarters of 2002, the cumulative effect of the various timing differences, as well as improved economic conditions in most of our selling territories, resulted in increased net earnings for those periods. Secondly, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. This decrease in sales, however, is offset in most years by corrections to inventory made at year end, causing net earnings to vary substantially from year to year in the fourth quarter.


                              Page # 16 of 24 Pages

QUARTERLY FINANCIAL DATA (Unaudited)
------------------------------------
     The following is a summary of selected quarterly financial data for each quarterly period beginning October 1, 2000 and ending September 30, 2002;

           Qtr. Ended      Qtr. Ended     Qtr. Ended      Qtr. Ended     Qtr. Ended      Qtr. Ended      Qtr. Ended      Qtr. Ended
            12-31-00        03-31-01       06-30-01        09-30-01       12-31-01        03-31-02        06-30-02        09-30-02

Sales      $35,693,872     $46,558,089    $43,454,763     $45,810,043    $42,680,648     $49,255,077     $46,936,553     $45,337,615

Net
Mat'l
Costs       31,232,374      42,732,897     38,796,981      41,479,089     37,227,446      44,711,986      41,604,459      40,609,542

Gross
Margin       4,461,498       3,825,192      4,657,782       4,330,954      5,453,202       4,543,091       5,332,094       4,728,073

Other
Operating
Expenses     6,715,146       4,407,462      4,777,655       4,924,226      7,660,480       5,224,109       5,381,740       5,229,226

Sundry
Income       2,199,635         779,454        345,252         774,826      2,214,364         883,005         356,515         789,977

Pre-Tax Net
Earnings       (54,013)        197,184        225,379         181,554          7,086         201,987         306,869         288,824
(Excludes
other comp.
income)

Trends
------
     In connection with our business operations, we maintain various types of insurance coverage. As reflected in our numbers for the first nine months of 2002, our insurance premium expenses have steadily increased, and are continuing to rise at a rate faster than experienced in past years. We expect that the trend toward increased insurance costs will continue for the foreseeable future, as part of a general nationwide trend in increased insurance premiums as a result of factors such as the events of September 11, 2001, recent insurance company losses, insurance company risk assessments and continuing rising medical costs.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     FINANCIAL CONDITION AND LIQUIDITY During the period ending September 30, 2002, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and delivery equipment, all to better meet the needs of our member-dealers. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring and fall trade shows, (ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy in our selling territories.

     During the first nine months of 2002 our cash and cash equivalents increased $2,030,841 as compared to the first nine months of 2001, versus a decrease of $241,634 when comparing the same 2001 period to that of 2000. During the first nine months of 2002, we used cash flow from operating activities of $2,455,767, as compared to generating cash flow of $1,669,245 in the first nine months of 2001. This reversal of cash flow in the 2002 period was principally attributable to a sizeable decrease in accounts payable, which decreased by over
116.3 percent compared to the same 2001 period, which were only partially offset by a smaller increase in inventory and accounts receivable in the first nine months of 2002 than in the first nine months of 2001.

     Accounts payable decreased $1,331,009 during the period ended September 30, 2002, as compared to an increase of $8,168,198 during the same period in 2001. The substantial disparity when comparing these two periods, in the aggregate of $9,499,207, was due primarily to widespread tightening by vendors in extended payment terms as reflected in the reduced level of trade accounts payable since year end.


                              Page # 17 of 24 Pages

     Inventory had approximately 39,500 stockkeeping units in the period ending September 30, 2002, which were maintained in response to member-dealer demand for more breadth of inventory. The $1,205,390 increase in inventory for the first nine months of 2002, was considerably lower (116.3%) than the $3,262,158 increase in inventory for the same period in 2001, due to the leveling off of inventory purchases, especially the increase in purchases made following the completion of our warehouse expansion project in June 2001, which is commensurate with member- dealer demand for product.

     In the first nine months of 2002 and 2001, accounts receivable increased $1,594,068 and $4,762,855, respectively. This variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers.

     For  the  period  ended   September  30,  2002,  net  earnings  plus  other
comprehensive earnings were $455,284, compared to $313,619 for the same 2001 period. This 45% increase during 2002 was mainly attributable to the increase in gross margin and sundry income. Historically, our total comprehensive earnings consisted of net earnings plus other comprehensive earnings. However, as discussed above, in response to a comment from the SEC, we have changed the presentation of our total comprehensive earnings which now consist of net earnings, less estimated preferred stock dividends, plus other comprehensive earnings. Applying this presentation to the first nine months of 2002 and 2001, total comprehensive earnings for 2002 were $86,671, compared to a total comprehensive loss of $163,182 for the same 2001 period, for an overall increase of $249,853 during 2002. This 153% increase was mainly attributable to an increase in net earnings before dividends in the first nine months of 2002 (2002-$504,748 versus 2001-$378,251), as well as the decrease in dividends estimated for the 2002 period ($368,613) versus those of the 2001 period ($476,801).

     Net cash used for investing activities decreased significantly in the first nine months of 2002 as compared to the same period in 2001, declining from $4,658,228 for the period ended September 30, 2001 to $301,121 for the same period in 2002. The significant decrease in the first nine months of 2002 was almost entirely due to the completion of our warehouse expansion project during 2001.

     Net cash provided by financing activities was $6,070,645 in the period ending September 30, 2002 as compared to net cash provided by financing activities of $4,461,207 during the same period in 2001. This difference in the first nine months of 2002 and 2001 was principally attributable to funds being provided during 2002 from draws on the Company's line of credit, which were made to fund our warehouse expansion project and increase inventory, as well as a decrease in dividends paid to member-dealers during the first quarter of 2002 when compared to the same 2001 quarter (2002 - $491,484 versus 2001 - $635,737).

     Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                               SEPTEMBER 30,             DECEMBER 31,         SEPTEMBER
                                                   2002                      2001                2001
                                               -------------             ------------        -----------
Working Capital                                 $12,179,603              $6,759,167           $8,275,954

Current Ratio                                     1.5 to 1                 1.3 to 1             1.3 to 1

Long-term Debt as Percentage
       of Capitalization                            23.1%                    7.3%                 17.1%

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

     In the first nine months of 2002, we maintained a 96.0 percent service level (the measure of our ability to meet member-dealers' orders out of current stock) as compared to a service level of 94.1 percent for the same period of 2001. Inventory turnover was 6.0 times during the first nine months of 2002 as compared to 6.2 times during the same period of 2001. This rate of inventory turnover, which is higher than the wholesale hardware buying groups' average of 5.5, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.


                              Page # 18 of 24 Pages

Capital Resources
-----------------
     In the nine month periods ending September 30, 2002 and September 30, 2001, our investment in capital assets (net of dispositions) was $359,288 and $4,558,578, respectively. Approximately 40.5 percent ($145,496) of the amount expended in the first nine months of 2002 was used to purchase warehouse equipment, 24.6 percent ($88,437) was used to purchase computer equipment and member-dealer order entry terminals, 19.0 percent ($68,245) was used to replace older company vehicles, 10.3 percent ($36,825) was used for building upgrades and 5.7 percent ($20,285) was used to purchase office furniture and equipment. By comparison, of the total amount expended in the first nine months of 2001, $3,998,660 (87.7%) was used to fund capital expenditures related to our warehouse expansion project and $394,023 (8.6%)was used for the purchase of warehouse equipment.

     In April, 2002, JP Morgan Chase Bank amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2004 maturity date. We use our unsecured $10 million revolving line of credit from time to time for our working capital and other financing needs. During the first nine months of 2002, we borrowed $65,493,000 and repaid $57,183,000 from cash flow, leaving an outstanding balance under our line of credit of $8,310,000 on September 30, 2002. Our average outstanding balance on our line of credit for the third quarter and first nine months of 2002 was $5,400,598 and $4,078,560, respectively.

     During the year 2002, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for capital expenditures for the remainder of the year include: approximately $25,000 to make building improvements, $50,000 to purchase warehouse equipment, $30,000 to upgrade computer equipment, $20,000 to improve our automobile fleet and $10,000 to purchase office furniture and equipment.

     Our cash position of $4,724,853 at September 30, 2002, is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including draws on our line of credit, may be needed.

                     QUANTITATIVE & QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS
                     --------------------------------------
Not Applicable

                             CONTROLS AND PROCEDURES
                             -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

     The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days before the filing of this report. Based on that evaluation, they have concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required under the Exchange Act to be disclosed in this quarterly report.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls that could significantly affect such controls subsequent to the date of their evaluation.

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

     For a discussion of our critical accounting policies and factors which may cause substantial fluctuations in our earnings and cash flows, see our annual report on Form 10-K for the year ended December 31, 2001.



                              Page # 19 of 24 Pages

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


                              Page # 20 of 24 Pages

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings - None

Item 2.        Changes in Securities and Use of Proceeds - None

Item 3.        Defaults Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information

               Effective October 22, 2002, Richard A. Lubke, resigned as a director of the Company. His resignation was not due to any disagreements with the Company on any matter relating to the Company's operations, policies or practices. Chairman of the board, Jimmy Pate, along with directors Susie Bracht-Black and Ben Jones will make recommendations to the full board so that the board may select a replacement director to fill the remaining portion of Mr. Lubke's term, which will expire April 2005.


Item 6.       Exhibits & Reports on Form 8-K

               (a) Exhibits

               Exhibit Number
               --------------

              *99.1 Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



              *Filed herewith.


                              Page # 21 of 24 Pages

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       HANDY HARDWARE WHOLESALE, INC.



                                       /s/ Don Jameson
                                       -----------------------------------------
                                       DON JAMESON
                                       President
                                       (Chief Executive Officer)



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





Date  November 13, 2002
      -----------------












                              Page # 22 of 24 Pages

                                 CERTIFICATIONS
                                 --------------

I, Don Jameson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Handy Hardware Wholesale, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officer   and I are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002                     /s/ Don Jameson
         -----------------                     ---------------------------------
                                               President
                                               (Chief Executive Officer)

                              Page 23 of 24 Pages

                                 CERTIFICATIONS

I, Tina S. Kirbie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Handy Hardware Wholesale, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 13, 2002                     /s/ Tina S. Kirbie
         -----------------                     ---------------------------------
                                               Senior Vice President, Finance
                                               (Chief Financial Officer),
                                               Secretary and Treasurer

                              Page 24 of 24 Pages