Form 10-K
period 2002-12-31
HANDY HARDWARE WHOLESALE INC
filed 2003-03-27
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002       Commission File Number 0-15708

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

                           Yes       X                        No
                               -------------                     ---------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or in any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                           Yes                                No       X
                               -------------                     ---------------

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant (computed by reference to the price at which the stock was sold) was $1,015,000 as of February 28, 2003.

     The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 2003, was 10,230 shares of Class A Common Stock, $100 par value, and 76,685 shares of Class B Common Stock, $100 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                         Document                                             Incorporated as to
                         --------                                             ------------------
     Notice and Proxy Statement for the Annual Meeting                 Part III, Items 10, 11, 12 and 13
         of Stockholders to be held April 21, 2003

                                TABLE OF CONTENTS

                                     PART I
         Item 1.  Business........................................................................................1
         Item 2.  Properties......................................................................................6
         Item 3.  Legal Proceedings...............................................................................6
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................6

                                     PART II
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................6
         Item 6.  Selected Financial Data.........................................................................8
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........9
         Item 7a. Quantitative and Qualitative Disclosures About Market Risk.....................................14
         Item 8.  Financial Statements and Supplementary Data....................................................14
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........36

                                    PART III
         Item 10.*Directors and Executive Officers of the Registrant.............................................36
         Item 11.*Executive Compensation.........................................................................36
         Item 12.*Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                           Matters...............................................................................36
         Item 13.*Certain Relationships and Related Transactions.................................................36
         Item 14. Controls and Procedures .......................................................................36

                                     PART IV
         Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................36

----------------------------
     * Included in the Company's proxy statement to be delivered to the Company's shareholders within 120 days following the Company's fiscal year end.


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

     Handy Hardware was formed by 13 independent hardware dealers in response to competitive pressure from larger businesses and chain discount stores. The purpose of the Company is to provide the warehouse facilities and centralized purchasing services that allow participating independent hardware dealers ("Member-Dealers") to compete more effectively in areas of price and service. Handy Hardware has grown from 13 Member-Dealers and sales of $150,000 in 1961 to 1,174 active Member-Dealers and sales of more than $186,400,000 in 2002. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

     Handy Hardware is currently engaged in the sale to its Member-Dealers of products used in retail hardware, building material and home center stores as well as in plant nurseries, marine, industrial and automotive stores. In addition, the Company offers advertising and other services to Member-Dealers. The Company utilizes a central warehouse and office facility located in Houston, Texas, and maintains a fleet of 46 trailers owned by the Company and 65 leased power units and trailers which are used for merchandise delivery. The Company offers merchandise to its Member-Dealers at its cost plus a markup charge, resulting generally in a lower price than an independent dealer can obtain on its own. However, Member-Dealers may buy merchandise from any source they desire. As of December 31, 2002, Handy Hardware's Member-Dealers were located in Texas, Louisiana, Oklahoma, Arkansas, Alabama, Mississippi, Florida, Colorado, New Mexico, Mexico and Central America. Information as to revenues, operating profit and identifiable assets of the Company's single industry segment is presented under "Item 6. Selected Financial Data."

PRODUCTS AND DISTRIBUTION

     The Company buys merchandise from vendors in large quantity lots, warehouses the merchandise and resells it in smaller lots to its Member-Dealers. During the Company's fiscal year ended December 31, 2002, 712 of the Company's Member-Dealers were located in Texas, 202 in Louisiana, 102 in Oklahoma, 89 in Arkansas, 12 in Alabama, 29 in Mississippi, 11 in Florida, 1 in Colorado, 8 in New Mexico, 6 in Mexico and 2 in Central America. No individual Member-Dealer accounted for more than 2.0% of the sales of the Company during fiscal 2002. The loss of a single Member-Dealer or several Member-Dealers would not have a material adverse effect on the Company.

     Often Member-Dealers may desire to purchase products that are not warehoused by the Company. In this instance, Handy Hardware will, when requested, purchase the product from the vendor and have it shipped directly to the Member-Dealer. Direct shipments from the vendor to Member-Dealers accounted for approximately 35% of the Company's total sales during 2002, 36% in 2001 and 37% in 2000, while warehouse shipments accounted for approximately 65% of total sales in 2002, 64% in 2001 and 63% in 2000.

     The  Company's   total  sales   include  14  different   major  classes  of
merchandise. In 2002, 2001 and 2000, the Company's total sales and total warehouse sales were divided among classes of merchandise listed below.

                                                         TOTAL SALES1                                  WAREHOUSE SALES
                                        ----------------------------------------------    -----------------------------------------
CLASS OF MERCHANDISE                          2002         2001       2000        1999           2002       2001      2000      1999
--------------------                          ----         ----       ----        ----           ----       ----      ----      ----

Plumbing Supplies                               19%          18%        19%         17%           23%        22%       23%       21%
Building Materials                              12           12         12          12             3          2         2         2
General Hardware                                10           11         11          11            11         12        12        12
Paint Sundries                                  11           11         10          11            13         13        13        14
Electrical Supplies                             10           10         10          10            12         13        13        13
Hand Tools                                       8            8          9           9             7          7         8         9
Lawn and Garden Products                         8            8          8           8            10         10        10        10
Paint                                            4            4          3           4             5          4         4         4
Power Tools                                      4            4          4           5             2          2         2         2
Housewares & Related Supplies                    3            3          3           3             4          4         3         3
Fasteners                                        2            2          2           2             1          1         1         1
Automotive After Market                          3            2          2           2             3          3         3         3
Outdoor Products                                 2            2          2           2             2          2         1         2
Miscellaneous                                    4            5          5           4             4          5         5         4
                                              ----         ----       ----        ----          ----        ---       ---       ----
                                              100%         100%       100%        100%          100%        100%      100%      100%
                                              ====         ====       ====        ====          ====        ====      ====      ====

---------------------------
(1) These amounts include direct sales and warehouse sales.

     Because the primary purpose of the Company is to provide its Member-Dealers with a low cost buying program, markups are kept as low as possible, although at a level sufficient to provide adequate capital to pay the expenses of the Company, improve the quality of services provided to the Member-Dealers and finance the increased inventory and warehouse capacity required to support the growth of the Company. For example, as an incentive to Member-Dealers to make direct sale purchases, since June 1, 1989, direct sales have been sold at the Company's cost with no markup, excluding purchase discounts and manufacturers' rebates. This program was developed in order to allow Handy Hardware Member-Dealers to become more competitive in the markets they serve.

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

     In 2002 the Company maintained a 95.9 percent service level (the measure of the Company's ability to meet Member-Dealer orders out of current stock), as compared to service levels of 94.5 percent in 2001 and 94.8 percent in 2000. This slight increase in service level in 2002 can be attributed to a continuing emphasis on improving inventory controls and delivery methods. Inventory turnover was 6.0 times during 2002, 6.3 times in 2001 and 6.1 times in 2000.

This rate of inventory turnover is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level. No policy of inventory shrinkage has been implemented or is planned.

MEMBER-DEALER SERVICES AND ADVERTISING

     The Company employs a staff of ten full-time account representatives who visit Member-Dealers to advise them on display techniques, location surveying, inventory control, promotional sales, advertising programs and other Member-Dealer services available to them through the Company.

     The Company offers Member-Dealers an electronic ordering system that can assist them in placing orders, receiving price changes, tracking promotions and processing invoice transactions electronically. In addition, the Company provides Member-Dealers with an inventory catalog which is available in paper or CD-ROM format.

     The Company has participated in newspaper advertising programs, and has assisted in the preparation and distribution of sales circulars utilized by Member-Dealers. The Company has a computerized circular program which allows the Member-Dealer to customize its own unique advertising circular, utilizing its individual inventory and targeting its particular market. In addition, the system tracks available vendor cooperative funds, allowing the Member- Dealer to deduct such cooperative claims from the cost of the circular program. The Company estimates that approximately $1,026,960 was expended in 2002 for Member-Dealer advertising activities. These advertising costs were completely offset by contributory payments by participating Member-Dealers and cooperative advertising allowances by participating manufacturers.

SUPPLIERS

     The Company purchases merchandise from various vendors, depending upon product specifications and Member-Dealer requirements. Approximately 1,900 vendors supplied merchandise to the Company during 2002. The Company has no significant long-term contract with any vendor. Most of the merchandise purchased by the Company is available from several vendors and manufacturers, and no single vendor or manufacturer accounted for more than 2.5% of the Company's total purchases during 2002. The Company has not in the past experienced any significant difficulties in obtaining merchandise and does not anticipate any such difficulty in the foreseeable future.

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

EMPLOYEES

     As of December 31, 2002, the Company had 353 full-time employees, of which 64 were in management or administrative positions and 289 in warehouse, office or delivery operations. Company employees are not represented by any labor unions. The Company believes its employee relations are satisfactory and it has experienced no work stoppage as a result of labor disputes.

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

             ACTUAL STOCK                                          FORMULA FOR CALCULATING
              OWNERSHIP                                         DESIRED STOCK OWNERSHIP LEVEL
--------------------------------------------------------------------------------------------------------------
$1 to $31,249                              $1.00 for every $ 8.00 of total purchases

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

     Example of How to Calculate a Member-Dealer's Desired Stock Ownership Level. On December 31, a Member-Dealer's actual stock ownership totaled $32,000 and total merchandise purchases made from January 1 to December 31 amounted to $300,000. For the first $250,000 of total merchandise purchases, the Member-Dealer should own $1.00 of stock for each $8.00 of total merchandise purchases, or $31,250. For the remaining $50,000 of total merchandise purchases, the Member-Dealer should own an additional $1.00 of stock for each $10.00 of total merchandise purchases, or $5,000, for a total desired stock ownership of $36,250 [$31,250 plus $5,000]. The Member- Dealer's desired stock ownership level of $36,250 is $4,250 higher than the Member-Dealer's actual stock ownership of $32,000 on December 31. Thus, the Company will require this Member-Dealer to make additional purchases of Class B Common Stock and Preferred Stock during the twelve month period beginning April 1 of the following year using the funds the Company collects from the 2% charges on this Member-Dealer's semi-monthly invoice statement.

     When Actual Stock Ownership is Less than Desired Stock Ownership. In April of each year, the Company calculates the desired stock ownership level for each Member-Dealer. If the Company determines that a Member- Dealer's actual stock ownership on the previous December 31 was less than its desired stock ownership level, then starting in April the Company will begin to collect funds for the Member-Dealer's purchase of additional Class B Common Stock and Preferred Stock. The Company collects these funds by adding the 2% charge described above to the Member-Dealer's semi-monthly invoice statements. The Company will continue to collect these funds for one year until the next March 31, even if the Member-Dealer attains its desired stock ownership level before March 31. Until funds for a Member-Dealer total $2,000 and are applied to purchase Class B Common Stock and Preferred Stock, the Company uses that Member-Dealer's funds for working capital.

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

     As of December 31, 2002, the total overinvested amount eligible for repurchase by the Company was approximately $1,300,000, of which the Company offered to repurchase 3,250 shares, valued at $325,000. Of the 3,250 shares eligible for repurchase from overinvested Member-Dealers, 128 shares (approximately 4%) were submitted for repurchase, for which the Company expended $12,800. The overinvested amount varies over time due to repurchases and additional Member-Dealers becoming overinvested because of additional stock purchases. Additionally, because stock purchases are based on each Member-Dealer's desired stock ownership, which fluctuates depending on the total dollar amount of annual purchases of merchandise from the Company, some Member-Dealers who were overinvested in one year may no longer be overinvested in the following year. Over the eleven years of the repurchase program, the Company has repurchased from Member-Dealers a total of approximately 4,600 shares, valued at $460,050. The Company currently intends, but is not required, to continue offering to repurchase from Member-Dealers overinvested amounts eligible for repurchase. The Company's ability to conduct such repurchases, however, will depend upon the Company's future results of operations, liquidity, capital needs and other financial factors.

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

  SEASONALITY

     The Company's quarterly net earnings traditionally vary based on the timing of events which affect the Company's sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. However, the Company's overall sales levels increase during the trade shows, which typically offsets the negative effect of the increased level of direct sales. In addition, the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather and economic conditions in the Company's selling territories, can cause the Company's net earnings per quarter to vary substantially from year to year. For example, during 2002 the cumulative effect of timing differences of rebates contributed to the increase in 2002 net earnings. Sales during the fourth quarter are often lower, as hardware sales are slowest during the winter months preceding ordering for significant sales in the spring. In most years, however, this decrease in sales is partially offset by the corrections to inventory made at year-end, causing fourth quarter net earnings to vary from year to year.

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

     In January 1999 the Company purchased an additional 29.96 acres of land located across the street from its warehouse facility. This land was used to relocate the Company's retention pond, to provide additional parking facilities and to allow for the Company's warehouse expansion project. Total capital expenditures made from 1999 to 2001 for the Company's expansion project, completed during 2001, were $8,872,075, of which $4,146,718 (53.9%) was spent in 2001. The warehouse expansion project increased the size of the warehouse from 297,000 square feet to 538,000 square feet.


ITEM 3.  LEGAL PROCEEDINGS

     To the Company's knowledge, there are no pending or threatened legal proceedings which would have a material effect on the Company's financial position, results of operation or its assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

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

     Shares of the Company's Class A Common Stock are the only shares of capital stock with voting rights. A Member-Dealer receives one vote for each share of Class A Common Stock it owns. The number of record holders of each class of the Company's Common Stock at February 28, 2003, was as follows:


                       DESCRIPTION                                     NUMBER OF HOLDERS
                       -----------                                     -----------------
  Class A Common Stock (Voting), $100 par  value                            1,023

  Class B Common Stock (Non-Voting), $100 par value                           955

     The Company has never paid cash dividends on either class of its Common Stock and does not intend to do so in the foreseeable future. For information concerning dividends paid on the Company's Preferred Stock, see Items 6 and 8 below.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table provides selected financial information for the five years ended December 31, 2002, derived from financial statements that have been examined by independent public accountants. The table should be read in conjunction with "Management's Discussion and Analysis" below and the financial statements and the notes thereto included in Item 8.

                                                                     YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------------
                                          2002                2001              2000               1999                 1998
                                          ----                ----              ----               ----                 ----
  OPERATING INCOME DATA:
  Net Sales                           $186,449,447        $178,503,543      $168,108,099        $158,066,302        $146,009,972
  Total Revenues                       190,989,139         182,617,439       171,826,695         161,375,588         149,362,454
  Total Expenses                       190,005,803         182,006,236       170,655,442         159,894,033         147,999,775
  Net Earnings                             614,096             389,075           749,664             950,902             877,149
  Preferred Stock
     Dividends Paid                        491,484             635,737           585,925             554,346             682,368
  Net Earnings (Loss)
     Applicable to Common
     Stockholders                          122,612            (246,662)          163,739             396,556             194,781
  Net Earnings (Loss) Per
     Share of Class A and
     Class B Common Stock                     1.39               (3.03)             2.20                5.66                2.92
  Total Comprehensive                 $     75,486        $   (272,937)     $    118,924        $    437,674        $    211,121
     Earnings

                                                                        YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------------------------------
                                          2002                2001              2000               1999                 1998
                                          ----                ----              ----               ----                 ----
BALANCE SHEET DATA:
  Current Assets                      $ 30,776,898        $ 31,814,422      $ 27,290,088        $ 27,247,000        $ 26,041,957
  Property                                                                                        10,756,483
    (Net of  Accumulated
     Depreciation)                      15,902,215          16,776,391        13,204,168                               9,516,835
  Other Assets                             436,638             698,012           753,462             677,547             483,405
                                      ------------        ------------      ------------        ------------        ------------
  Total Assets                        $ 47,115,751        $ 49,288,825      $ 41,247,718        $ 38,681,030        $ 36,042,197
                                      ============        ============      ============        ============        ============

  Current Liabilities                 $ 22,183,037        $ 25,055,255      $ 18,137,338     $    16,969,588        $ 15,894,431
  Long Term Liabilities                  1,301,712           1,647,733         1,716,416           1,696,595           1,279,968
  Stockholders' Equity                  23,631,002          22,585,837        21,393,964          20,014,847          18,867,798
                                      ------------        ------------      ------------        ------------        ------------
  Total Liabilities and
    Stockholders' Equity              $  47,115,751       $ 49,288,825      $ 41,247,718     $    38,681,030        $ 36,042,197
                                      =============       ============      ============     ===============        ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Although a moderate economic recovery began in the first quarter of 2002, a decline in consumer confidence, corporate layoffs and a pending military conflict involving the United States thwarted economic growth during the remainder of the year. Although the overall economic climate for 2002 was not strong, the Company maintained its steady growth while continuing to meet its goals of providing quality goods to its Member-Dealers at cost plus a reasonable mark-up charge.

     Net Sales. Despite the stock market declining, investor pessimism spreading and pressure from retail warehouses continuing, the Company's sales growth continued throughout 2002, although not as robustly as in 2001. Net sales in 2002 increased 4.5% ($ 7,945,904) over 2001 net sales, compared to a 6.2% growth rate ($10,395,444) of net sales in 2001 over 2000 levels.

     Net sales growth during 2002 was mainly attributable to keeping inventory available for sale at a competitive price, supported by marketing initiatives to help Member-Dealers maintain their competitiveness in their selling territories. The number of Member-Dealers for the past three years has remained consistent, with 1,174 Member-Dealers in 2002, 1,187 Member-Dealers in 2001 and 1,143 Member-Dealers in 2000. The recent lack of growth in the number of Member-Dealers can be attributed primarily to competition from large retail warehouses in many of the Member-Dealers' selling territories. The Company is developing a strategic plan to increase the number of Member-Dealers. The Company has recently hired personnel to assist in expanding its southern selling territories, and during 2003, the Company intends to increase its presence in Alabama and Mississippi, while evaluating additional potential markets. Additionally, the Company intends to continue its marketing initiatives to continue to improve Member-Dealers' competitiveness in their selling territories. The Company expects that the addition of future Member- Dealers and increased purchases from current Member-Dealers will continue to offset the effects of negative economic factors on net sales.

     Although the Company's annual sales growth has been relatively steady for the past three years, sales within individual selling territories exhibit wide variances from year to year. During 2002, sales growth in six of our nine selling territories was more robust than in the same period in 2001. By contrast, three selling territories, the North Texas, Dallas and Fort Worth territory, the Oklahoma territory and the Houston territory, continue to experience pressure from large retail warehouses, which has eroded the market share of independent hardware stores in these selling territories. However, the decrease in sales for these three selling territories averaged only a moderate 1.73% for 2002.

     The following table summarizes the Company's net sales during 2002, 2001 and 2000 by sales territory:

                                                                   2002                              2001           2000
                                                ----------------------------------------------      ------              ------
                                                                       % INCREASE
                                                                        (DECREASE)                    % OF          % OF
                                                                        IN NET SALES    % OF          TOTAL         TOTAL
                                                                        FROM PRIOR      TOTAL          NET           NET
               SALES TERRITORY                    NET SALES                YEAR       NET SALES       SALES         SALES
   -----------------------------------------    ----------------    -------------     ---------      -------        ------
  Houston Area*                                $   39,447,209              (1.3%)        21.2%        22.4%         23.9%
  Victoria, San Antonio, Corpus                    39,183,141
   Christi & Rio Grande Valley Area(1)                                       6.7%        21.0%        20.6%         20.5%
  Austin, Brenham & Central Texas                  23,267,133                5.6%        12.5%        12.4%         12.4%
  Area*
  North Texas, Dallas & Fort Worth                 21,346,353              (0.9%)        11.4%        12.1%         11.9%
  Area
  Baton Rouge, New Orleans,                        15,343,976                3.5%         8.3%         8.3%          8.0%
  Mississippi, Alabama & Florida
  Area*
  Arkansas Area*                                   15,091,953               15.9%         8.1%         7.3%          5.8%
  Southern Louisiana Area*                         14,875,212                3.3%         8.0%         8.1%         10.3%
  Oklahoma Area                                    11,881,203               (3.0%)        6.4%         6.9%          6.7%
  West Texas & Eastern New
   Mexico(2)                                        5,786,519               62.3%         3.1%         2.0%          0.5%
                                               --------------                           ------       ------        ------

                                     Totals:   $  186,222,699(3)                        100.0%       100.0%        100.0%
                                               ==============                           ======       ======        ======

------------------------------
          * Includes a selling territory which was reorganized by the Company in 2001. Therefore year to year comparisons may not yield meaningful results.
(1)       Includes  sales to  Member-Dealers  in  Colorado,  Mexico and  Central
          America.
(2) Sales for the West Texas and Eastern New Mexico area comenced in June of 2000.

(3)       Total does not include miscellaneous sales to employees.

     Net Material Costs and Rebates. Net material costs during 2002 were $166,330,582, compared to $160,236,413 in 2001 and $150,557,247 in 2000. Net
material costs for 2002 increased only 3.8% over the level of those costs in 2001, compared to an increase in net material costs in 2001 of 6.4% over 2000 levels. For 2002, the percentage increase in net material costs (3.8%) remained lower than the percentage increase in net sales (4.5%), while the percentage increase in net material costs during 2001 (6.4%) compared to 2000 levels was slightly more than the percentage increase in net sales (6.2%). Net material costs as a percentage of net sales have remained fairly constant, with such costs totaling 89.2% of net sales in 2002 as compared to 89.8% of 2001 net sales and 89.6% of 2000 net sales. Two factors were primarily responsible for the 0.6% decline in net material costs as a percentage of net sales for 2002: (a) an increase in amounts of factory rebates and (b) increased purchase discounts, both of which were credited against net material costs in 2002 and which led to a lower growth rate in net material costs for 2002. Rebates for 2002 increased $396,370 or 7.5% (2002 - $5,678,806 vs. 2001 - $5,282,436) while purchase discounts  for 2002  increased  $139,948 or 2.6% (2002 -  $3,526,217  vs. 2001 -
$3,386,270).

     Payroll Costs. Payroll costs during 2002 increased only $333,604, a 3.5% increase over 2001 levels, compared to a substantially higher increase in payroll costs of $1,059,380 (12.5%) during 2001 over 2000 levels. The 2002 increase was primarily due to salary increases needed to attract or retain high-quality employees. Despite payroll cost variances, payroll costs as a percentage of each of total expenses and net sales remained fairly constant for 2002, 2001 and 2000, at approximately 5.3%, 5.3% and 5.1%, respectively, primarily as a result of an ongoing effort to maintain employee productivity.

     Other Operating Costs. In 2002, other operating costs increased $1,564,649 (13.0%) over 2001 levels, while in 2001 the Company experienced a much more moderate increase of $546,880 (4.7%) over 2000 levels. The much larger increase in other operating costs in 2002 resulted from an increase of $495,170 (32.2%) in insurance expenses, an increase in property taxes of $232,800 (33.6%) and an increase of $827,063 (17.3%) in combined warehouse and delivery expenses. Other operating costs for 2002 represented 7.2% of total expenses in 2002, as compared to 6.6% in 2001 and 6.7% in 2000.

     More than 52.8% of 2002's increase in other operating costs resulted from increases in warehouse and delivery expenses. Delivery expenses (net of payroll and insurance) increased from $3,110,574 in 2001 to $3,676,533 in 2002, a difference of $565,959 (18.2%). In particular, a 73.9% increase in contract labor expenses coupled with a 27.3% increase in rental truck expenses in response to 2002's increased delivery demands resulted in much higher delivery expenses than seen in prior years. Further, warehouse expenses during 2002 increased $126,815 (7.6%) as a result of an increase in the cost of warehouse supplies (21.3%) and a decrease in freight rebates (15.7%) which are used to offset warehouse expenses.

  NET EARNINGS

     While net sales for 2002 increased $7,945,904 (4.5%) over net sales in 2001, net material costs for 2002 grew by $6,094,169 (3.8%) from levels in 2001, causing gross margin for 2002 to increase by $1,851,735 (10.4%), more than double the increase in gross margin during 2001 of $716,278 (4.1%). However, during 2002 a rise in payroll costs of $333,604 (3.5%) and a considerable increase in other operating costs of $1,564,649 (13.0%) partially offset the increase in gross margin. After-tax net earnings increased 57.8% from $389,075 in 2001 to $614,096 in 2002. After-tax net earnings, combined with dividends on preferred stock and other comprehensive losses resulted in total comprehensive earnings of $75,486 in 2002, compared to a total comprehensive loss of $292,937 in 2001, a difference of $368,423.

     Net earnings for 2002 increased due to factors previously discussed. However, the third quarter of 2002 accounted for approximately 35.7% of the total year's increase in net earnings, principally due to a sharp increase in gross margin offset by moderate increases in payroll costs and in other operating expenses for that period.

     Net earnings per share for 2002 increased 145.9% as compared to 2001 levels, from a net loss per share of $3.03 in 2001, to net earnings per share of $1.39 in 2002, a $4.42 increase per share. The 2002 level of net earnings per share is primarily due to 2002 net earnings being approximately 57.8% higher than net earnings in 2001, together with a $144,000 decrease in dividends paid in 2002 over 2001 levels. In 2002, net earnings exceeded dividends by $122,612 (24.9%), resulting in net earnings applicable to the common shareholders. By comparison, dividends for 2001 exceeded net earnings by $246,662 (63.4%), resulting in a net loss applicable to common shareholders.

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

  MATERIAL CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

     In 2002, Handy Hardware maintained its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse facilities, delivery equipment and computer software and hardware to better meet the needs of its Member-Dealers. However, net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the state of the regional economy in the Company's selling territories, (ii) payment terms the Company offers to its Member- Dealers, (iii) payment terms available to the Company from its suppliers, and (iv) the timing of promotional activities such as the Company's fall trade show.

     During 2002 there was a slight decrease of $16,772 in the Company's cash and cash equivalents. The Company generated cash flow from operating activities of $2,550,654, compared to $1,528,266 of cash from operations during 2001 and $3,112,053 in 2000. The increase in cash flow in 2002 was principally attributable to a significant increase in the combined total of net earnings and other comprehensive losses, as well as major decreases in changes in inventory and accounts receivable as compared to 2001. These positive influences on cash flow were only partially offset by the negative effects on cash flow from a decrease in accounts payable. Net cash used by financing activities was $2,131,535 in 2002, as compared to net cash provided by financing activities of $3,554,799 in 2001 and $551,965 in 2000. This difference was principally attributable to increased payments on the Company's line of credit.

     In 2002 net earnings and other comprehensive losses combined were $224,170 more than the combined total in 2001 (2002 - $566,970 vs. 2001 - $342,800). This
65.4% increase was mainly attributable to a 10.4% increase in both gross margin and sundry income.

     In 2002 inventory decreased $178,509 compared to a significant increase of $2,240,641 in 2001. This decrease resulted from the leveling off of inventory purchases following the completion of the Company's warehouse expansion project in 2001. The Company ended 2002 with approximately 40,100 stockkeeping units, compared to approximately 38,431 stockkeeping units at the end of 2001 and approximately 36,980 stockkeeping units at the end of 2000.

     Accounts receivable in 2002 decreased by $694,206 as compared to an increase of $1,897,429 in 2001, a net variance of $2,591,635. The decrease in accounts receivable levels during the last year is attributable to variances in extended payment terms offered to Member-Dealers at the fall trade show.

     Accounts payable decreased $829,058 during 2002 compared to an increase of $3,619,253 in 2001. This substantial disparity when comparing these two periods, in the aggregate $4,448,311, is primarily attributable to widespread tightening by vendors in extended payment terms, as reflected in the reduced level of trade accounts payable at year end, as well as a leveling off in inventory purchases when compared to 2001.

     The Company's continuing ability to generate cash to fund its activities is highlighted by three key liquidity measures -- working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                                                             DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    2002                     2001                       2000
                                                    ----                     ----                       ----
  Working Capital                                $8,593,861               $6,759,167                 $9,152,750
  Current Ratio                                  1.39 to 1                 1.27 to 1                  1.50 to 1
  Debt as Percentage of                             5.5%                     7.3%                       8.0%
     Capitalization

     These key liquidity measures have remained relatively constant over the past few years. However, in 2001 these ratios were negatively affected by the capital expenditures, and borrowings on our line of credit, for completion of our warehouse expansion project.

     In 2002, the Company expects to further expand its existing customer base in Alabama, Arkansas, Oklahoma, West Texas, New Mexico, Louisiana, Mississippi and Florida. The Company will finance this expansion with anticipated growth in revenues from sales to the new Member-Dealers in these selling territories and with receipts from sales of stock to new and current Member-Dealers. The Company expects that expansion in these selling territories will have a beneficial effect on its ability to generate cash to meet its funding needs.

  CONTRACTUAL COMMITMENTS AND OBLIGATIONS

     Our contractual obligations for the next five years and thereafter are as follows:


                                                                         YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------------------------------------------------------------
                            2003              2004             2005             2006          2007          THEREAFTER       TOTAL
                            ----              ----             ----             ----          ----          ----------       -----
CONTRACTUAL
    OBLIGATION:

  Non-cancelable
   Operating Leases     $  719,782       $  701,184         $640,014         $429,389       $366,609             -0-      $2,856,978
  Credit Facility
    which expires in
    April 2004 (1)           (1)              (1)               --               --             --               --              --
  Notes Payable -          324,280          358,200           41,280           26,600        150,440             -0-         900,800
    Stock
  Notes Payable -
   Vendor
   Consignment               -0-              -0-              -0-              -0-            -0-            247,463        247,463
  Non-cancelable
   Capital Leases            9,780            9,780            9,780            4,896          -0-              -0-           34,236
                        ----------       ----------         --------         --------       --------         --------     ----------
                        $1,053,842       $1,069,164         $691,074         $460,885       $517,049         $247,463     $4,039,477
                        ==========       ==========         ========         ========       ========         ========     ==========

  ---------------------
(1) There was no balance outstanding on the Company's credit facility at December 31, 2002 and at March 21, 2003. The amounts outstanding under the credit facility fluctuate on a daily basis.

  CAPITAL RESOURCES

     Over the past five years, the Company's investments in plant and equipment have amounted to more than $12.2 million and have provided the Company with the capacity for growth to meet Member-Dealers' increasing demand for merchandise and expanded services. Management intends to continue to invest prudently at levels commensurate with the anticipated market expansion and needs of current Member-Dealers.

     During 2002, the Company invested $460,891 in plant and equipment, with $208,365 (45.2%) used to purchase warehouse equipment. The remainder was used to upgrade computer equipment and purchase order entry terminals ($95,242), to upgrade the Company's auto fleet ($88,967), to purchase office furniture and equipment ($30,360) and to remodel and upgrade the Company's building facility ($37,957).

     In April 2002, J P Morgan Chase Bank amended the Company's existing unsecured $10,000,000 revolving line of credit to extend the maturity date to April 2004. This line is used from time to time for brief periods for working capital and other financing needs of the Company. For example, the line was used during 2000 and 2001 to partially fund the warehouse expansion project, resulting in $2,700,000 outstanding at December 31, 2001. At December 31, 2002 the entire amount outstanding under the line of credit had been repaid in full through payments from cash flow.

     The Company has budgeted approximately $280,000 for 2003 capital expenditures. Of this amount, the Company will use approximately $70,000 to purchase warehouse equipment, $75,000 to improve the Company's fleet of automobiles, $125,000 to upgrade the Company's computer equipment and $10,000 to upgrade office furniture and equipment.

     The Company's cash position of $1,394,324 at December 31, 2002 is anticipated to be sufficient to fund the budgeted year 2003 capital expenditures. However, the Company may utilize some third party financing, including the Company's existing credit sources, to increase inventory throughout the year to meet Member-Dealer needs.

  CRITICAL ACCOUNTING POLICIES

     The following summarizes several of the Company's critical accounting policies. The Company's significant accounting policies are also included in
Note 1 to the Company's Consolidated Financial Statements.

     Inventories. Inventories are valued at the lower of cost or market, determined on a first in, first out basis, with proper adjustments made for old or obsolete merchandise, which adjustments have been immaterial in the past.

     Revenue Recognition. The Company recognizes revenues and receivables when merchandise is shipped or services are rendered, and expenses are recognized when the liability is incurred.

     Allowance for Doubtful Accounts. The allowance for doubtful accounts is based upon a three year average of bad debt expense recognized by the Company in the most recent three fiscal years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         HANDY HARDWARE WHOLESALE, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Handy Hardware Wholesale, Inc.
Houston, Texas


We have audited the accompanying balance sheets of Handy Hardware Wholesale, Inc., as of December 31, 2002 and 2001, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                         /s/ Clyde D. Thomas & Company, P.C.
                         ---------------------------------------
                         CLYDE D. THOMAS & COMPANY, P. C.
                         Certified Public Accountants

February 18, 2003
Pasadena, Texas

                         HANDY HARDWARE WHOLESALE, INC.
                                 BALANCE SHEETS

                                                                                                      DECEMBER 31,
                                                                                         -------------------------------------
                                                                                               2002                  2001
                                                                                         ----------------       --------------
                                        ASSETS
                                        ------
CURRENT ASSETS
--------------
   Cash                                                                                  $    1,394,324        $    1,411,096
   Accounts receivable - trade, net of subscriptions receivable and
    allowance for doubtful accounts                                                          11,054,401            11,748,607
   Inventory                                                                                 18,029,181            18,207,690
   Note receivable                                                                                  552                   935
   Prepaid expenses                                                                             122,850               213,461
   Prepaid income tax                                                                           115,456               201,897
   Deferred compensation funded                                                                  60,134                30,736
                                                                                         --------------        --------------
     Total Current Assets                                                                    30,776,898            31,814,422
                                                                                         --------------        --------------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   At cost, less accumulated depreciation of
      $7,006,662 (2002) and $6,088,346 (2001)                                                15,902,215            16,776,391
                                                                                         --------------        --------------

OTHER ASSETS
------------
   Notes receivable                                                                             248,460               334,157
   Deferred compensation funded                                                                 180,436               338,093
   Prepaid expenses                                                                               1,874                25,762
   Intangible asset, less accumulated amortization of $237                                        5,868
                                                                                         --------------        --------------
                                                                                                436,638               698,012
                                                                                         --------------        --------------
          TOTAL ASSETS                                                                   $   47.115,751        $   49,288,825
          ------------                                                                   ==============        ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES
-------------------
  Notes payable - line of credit                                                         $            -        $    2,700,000
   Notes payable - stock - current portion                                                      324,280                32,800
   Notes payable - capital leases                                                                 9,780                27,371
   Accounts payable - trade                                                                  20,214,196            21,034,254
   Accrued expenses payable                                                                   1,574,647             1,230,094
   Deferred compensation payable - current                                                       60,134                30,736
                                                                                         --------------        --------------
     Total Current Liabilities                                                               22,183,037            25,055,255
                                                                                         --------------        --------------

NONCURRENT LIABILITIES
----------------------
   Notes payable - stock - noncurrent portion                                                   576,520               750,360
   Notes payable - capital leases                                                                24,456                34,235
   Notes payable - vendor consignment merchandise                                               247,463               334,157
   Deferred compensation payable                                                                180,436               338,093
   Deferred income taxes payable                                                                272,837               190,888
                                                                                         --------------        --------------
                                                                                              1,301,712             1,647,733
           Total Liabilities                                                             --------------        --------------
                                                                                         $   23,484,749        $   26,702,988
                                                                                         --------------        --------------

                       HANDY HARDWARE WHOLESALE, INC.
                                 BALANCE SHEETS



                                                                                                           DECEMBER 31,
                                                                                              -----------------------------------
                                                                                                   2002                 2001
                                                                                              -------------         -------------
STOCKHOLDERS' EQUITY
--------------------
     Common stock, Class A, authorized 20,000 shares, $100
        par value per share, issued 10,250 and 10,510 shares                                  $   1,025,000         $   1,051,000
     Common stock, Class B, authorized 100,000 shares, $100
        par value per share, issued 75,475 and 70,753 shares                                      7,547,500             7,075,300
     Common stock, Class B subscribed, 5099.95 and
        5,093.62 shares                                                                             509,995               509,362
            Less subscriptions receivable for Class B Common stock                                  (25,560)              (22,502)
     Preferred stock, 7% cumulative, authorized 100,000
        shares, $100 par value per share, issued 78,332
        and 73,622 shares                                                                         7,833,200             7,362,200
     Preferred stock subscribed 5099.95 and 5,093.62 shares                                         509,995               509,362
            Less subscriptions receivable for Preferred stock                                       (25,560)              (22,502)
     Paid in surplus                                                                                483,336               426,007
                                                                                              -------------         -------------
                                                                                                 17,857,906            16,888,227
                                                                                              -------------         -------------

     Retained earnings exclusive of other comprehensive earnings                                  5,805,131             5,682,518
     Retained earnings applicable to other comprehensive earnings                                   (32,035)               15,092
                                                                                              -------------         -------------
          Total retained earnings                                                                 5,773,096             5,697,610
                                                                                              -------------         -------------

               Total Stockholders' Equity                                                        23,631,002            22,585,837
                                                                                              -------------         -------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 47,115,751          $ 49,288,825
                     ------------------------------------------                                 ===========           ===========

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENTS OF EARNINGS


                                                                                            YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------------------------
                                                                            2002                  2001                   2000
                                                                        -------------         -------------         -------------
REVENUE
-------
     Net sales                                                          $ 186,449,447         $ 178,503,543         $ 168,108,099
     Sundry income                                                          4,539,692             4,113,896             3,718,596
                                                                        -------------         -------------         -------------
          Total Revenue                                                   190,989,139           182,617,439           171,826,695
                                                                        -------------         -------------         -------------

EXPENSES
--------
     Net material costs                                                   166,330,582           160,236,413           150,557,247
     Payroll costs                                                          9,893,615             9,560,011             8,500,631
     Other operating costs                                                 13,621,914            12,057,265            11,510,385
     Interest expense                                                         159,692               152,547                87,179
                                                                        -------------         -------------         -------------
          Total Expenses                                                  190,005,803           182,006,236           170,655,442
                                                                        -------------         -------------         -------------

EARNINGS BEFORE PROVISION FOR FEDERAL
    INCOME TAX                                                                983,336               611,203             1,171,253
------------------------------------

PROVISION FOR FEDERAL INCOME TAX                                              369,240               222,128               421,589
--------------------------------                                        -------------         -------------        --------------

NET EARNINGS
------------                                                                  614,096               389,075               749,664

LESS DIVIDENDS ON PREFERRED STOCK                                             491,484               635,737               585,925
---------------------------------                                       -------------         -------------        --------------

NET EARNINGS (LOSS) APPLICABLE                                          $     122,612         $    (246,662)       $      163,739
   TO COMMON STOCKHOLDERS                                               =============         ==============       ==============
------------------------------

NET EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK CLASS A & CLASS B                                        $        1.39         $        (3.03)      $         2.20
---------------------------------                                       =============         ==============       ==============

OTHER COMPREHENSIVE EARNINGS (LOSS)
----------------------------------
     Unrealized gain (loss) on securities                                     (71,403)               (70,113)             (67,902)
     Provision for federal income tax                                          24,277                 23,838               23,087
                                                                        -------------         --------------        -------------
          Other comprehensive earnings (loss) net of tax                      (47,126)               (46,275)             (44,815)
                                                                        -------------         --------------        -------------

TOTAL COMPREHENSIVE EARNINGS (LOSS)                                     $      75,486         $    (292,937)        $     118,924
-----------------------------------                                     =============         =============         =============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                       HANDY HARDWARE WHOLESALE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------------------------
                                                                              2002                  2001                   2000
                                                                          -----------            -----------           ------------
COMMON STOCK, CLASS A $100 PAR VALUE
------------------------------------
   Balance at January 1,                                                  $ 1,051,000            $ 1,002,000           $    919,000
   Stock issued (year 2002 - 390 shares)                                       39,000                 91,000                127,000
   Stock canceled (year 2002 - 650 shares)                                    (65,000)               (42,000)               (44,000)
                                                                          -----------            -----------           ------------
   Balance at December 31,                                                  1,025,000              1,051,000              1,002,000
                                                                          -----------            -----------           ------------

COMMON STOCK, CLASS B, $100 PAR VALUE
-------------------------------------
   Balance at January 1,                                                    7,075,300              6,405,300              5,876,800
   Stock issued (year 2002 - 8,465 shares)                                    846,500                807,700                759,200
   Stock canceled (year 2002 - 3,743 shares)                                 (374,300)              (137,700)              (230,700)
                                                                          -----------            -----------           ------------
   Balance at December 31,                                                  7,547,500              7,075,300              6,405,300
                                                                          -----------            -----------           ------------

COMMON STOCK, CLASS B, SUBSCRIBED
---------------------------------
   Balance at January 1,                                                      509,362                480,489                449,824
   Stock subscribed                                                           839,233                831,173                778,265
   Transferred to stock                                                      (838,600)              (802,300)              (747,600)
                                                                          -----------            -----------           ------------
   Balance at December 31,                                                    509,995                509,362                480,489
   Less subscription receivable                                               (25,560)               (22,502)               (25,475)
                                                                          -----------            -----------           ------------
        Total                                                                 484,435                486,860                455,014
                                                                          -----------            -----------           ------------

PREFERRED STOCK, 7% CUMULATIVE $100 PAR VALUE
---------------------------------------------
   Balance at January 1,                                                    7,362,200              6,682,600              6,138,650
   Stock issued (year 2002 - 8,585 shares)                                    858,500                825,700                792,200
   Stock canceled (year 2002 - 3,875 shares)                                 (387,500)              (146,100)              (248,250)
                                                                          -----------            -----------           ------------
   Balance at December 31,                                                  7,833,200              7,362,200              6,682,600
                                                                          -----------            -----------           ------------

PREFERRED STOCK, 7% CUMULATIVE SUBSCRIBED
-----------------------------------------
   Balance at January 1,                                                      509,362                480,489                449,824
   Stock subscribed                                                           839,233                831,173                778,265
   Transferred to stock                                                      (838,600)              (802,300)              (747,600)
                                                                          -----------            -----------           ------------
   Balance at December 31,                                                    509,995                509,362                480,489
   Less subscription receivable                                               (25,560)               (22,502)               (25,475)
                                                                         ------------            -----------           ------------
        Total                                                                 484,435                486,860                455,014
                                                                         ------------            -----------           ------------
PAID IN CAPITAL SURPLUS
-----------------------
   Balance at January 1,                                                 $    426,007            $   403,489           $    363,610
   Additions                                                                   57,329                 22,518                 39,879
                                                                         ------------            -----------           ------------
   Balance at December 31,                                               $    483,336            $   426,007           $    403,489
                                                                         ------------            -----------           ------------

TREASURY STOCK, AT COST
   COMMON STOCK, CLASS A, AT COST
---------------------------------
   Balance at January 1,                                                  $         -            $         -           $          -
   Stock reacquired                                                           (65,000)               (42,000)               (44,000)
   Stock canceled                                                              65,000                 42,000                 44,000
   Stock issued                                                                     -                      -                      -
                                                                          -----------            -----------           ------------
   Balance at December 31,                                                $         -            $         -           $          -
                                                                          -----------            -----------           ------------

                         HANDY HARDWARE WHOLESALE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                     Page 2

                                                                                               YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------------------------
                                                                              2002                  2001                   2000
                                                                          -----------            -----------           ------------
   COMMON STOCK, CLASS B, AT COST
   ------------------------------
   Balance at January 1,                                                  $           -           $         -           $         -
   Stock reacquired                                                            (374,300)             (137,700)             (230,700)
   Stock canceled                                                               374,300               137,700               230,700
   Stock issued                                                                       -                     -                     -
                                                                          -------------          ------------          ------------
   Balance at December 31,                                                            -                     -                     -
                                                                          -------------          ------------          ------------

   PREFERRED STOCK, 7% CUMULATIVE AT COST
   --------------------------------------
   Balance at January 1,                                                              -                     -                     -
   Stock reacquired                                                            (387,500)             (146,100)             (248,250)
   Stock canceled                                                               387,500               146,100               248,250
   Stock issued                                                                       -                     -                     -
                                                                          -------------          ------------          ------------
   Balance at December 31,                                                            -                     -                     -
                                                                          -------------          ------------          ------------
        TOTAL TREASURY STOCK                                                          -                     -                     -
        --------------------                                              -------------          ------------          ------------

RETAINED EARNINGS
-----------------
   Balance at January 1                                                       5,697,610             5,990,547             5,871,623
   Add:  Net earnings year ending December 31                                   614,096               389,075               749,664
            Other comprehensive earnings (loss)                                 (47,126)              (46,275)              (44,815)
   Deduct:  Cash dividends on Preferred Stock                                   491,484               635,737               585,925
                                                                          -------------          ------------             ---------
   Balance at December 31,                                                    5,773,096             5,697,610             5,990,547
                                                                          -------------          ------------             ---------

TOTAL STOCKHOLDERS' EQUITY                                                $  23,631,002          $ 22,585,837          $ 21,393,964
--------------------------                                                 ============          ============          ============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                         HANDY HARDWARE WHOLESALE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                               YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------------------------
                                                                              2002                  2001                   2000
                                                                          -----------            -----------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net earnings and other comprehensive earnings (loss)                   $   566,970            $   342,800           $   704,849
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
          Amortization                                                            237                      -                     -
          Depreciation                                                      1,319,648              1,312,553             1,104,347
          Deferred income tax                                                  81,949                (14,690)              (23,697)
          (Gain) Loss on sale of property, plant, and equipment               (18,830)                (3,250)                 (979)
          Unrealized loss, decrease, gain (increase) in fair
              market value of securities                                       71,403                 70,114                67,902
           Deferred compensation funded                                        60,000                      -                     -
   Changes in assets and liabilities:
      (Increase) Decrease in accounts receivable                              694,206             (1,897,429)              780,104
      (Increase) Decrease in notes receivable                                  86,080                (17,278)              (72,356)
      (Increase) Decrease in inventory                                        178,509             (2,240,641)             (819,972)
      (Increase) Decrease in prepaid expenses                                 200,940               (182,111)               38,284
      Increase (Decrease) in note payable for vendor
          consignment merchandise                                             (86,694)                24,182                85,103
      Increase (Decrease) in accounts payable                                (820,058)             3,619,253             1,963,384
      Increase (Decrease) in accrued expenses payable                         344,553                572,646              (711,940)
      Increase (Decrease) in deferred
         compensation payable                                                (128,259)               (57,883)               (2,976)
                                                                          -----------            -----------           -----------
           Net Cash Provided by (Used for) Operating Activities             2,550,654              1,528,266             3,112,053
                                                                          -----------            -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital expenditures for property, plant, and equipment                   (460,891)            (4,884,777)           (3,552,032)
   Expenditure for intangible asset                                            (6,105)                     -                     -
   Investment in deferred compensation funded                                       -                 (9,770)               (9,650)
   Sale of property, plant and equipment                                       34,250                  3,250                   979
   Reinvested dividends, interest, and capital gains                           (3,145)                (2,460)              (55,276)
                                                                          ------------           -----------           -----------
          Net Cash Provided by (Used for ) Investing Activities              (435,891)            (4,893,757)           (3,615,979)
                                                                          ------------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Note Payable - line of credit borrowings                                76,315,000             54,955,000            22,306,000
   Note Payable - line of credit repayments                               (79,015,000)           (52,255,000)          (22,306,000)
   Increase (Decrease) in notes payable - lease                               (27,370)                36,126               (41,383)
   Increase (Decrease) in notes payable - stock                               117,640                (30,400)              (80,920)
   (Increase) Decrease in subscription receivable                              (6,116)                 5,946                 3,534
   Proceeds from issuance of stock                                          1,802,595              1,804,664             1,779,609
   Purchase of treasury stock                                                (826,800)              (325,800)             (522,950)
   Dividends paid                                                            (491,484)              (635,737)             (585,925)
                                                                          -----------            -----------           -----------
          Net Cash Provided by (Used for) Financing Activities             (2,131,535)             3,554,799               551,965
                                                                          -----------            -----------           -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                           (16,772)               189,308                48,039
-----------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              1,411,096              1,221,788             1,173,749
----------------------------------------------                             ----------            -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 1,394,324            $ 1,411,096           $ 1,221,788
----------------------------------------                                  ===========            ===========           ===========

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
   Interest expense paid                                                  $   159,692            $   152,547           $    87,179
   Income tax payments                                                        176,572                344,094               392,646

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                       HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

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

   Cash
   ----
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company maintains a checking account which, at times, exceeds the FDIC coverage of $100,000 normally extended to such accounts. At December 31, 2002, the balance of this account amounted to $1,373,599.

   Inventories
   -----------
     Inventories are valued at the lower of cost or market method, determined by the first in, first out method.

   Property, Plant, and Equipment
   ------------------------------
     Property,  plant,  and  equipment  are  carried  at cost.  Depreciation  of
     property  accounts  for  financial  statement   presentation  is  based  on
     estimated useful lives and methods as follows:

                                                                           Life           Method of
                                          Asset                          in Years         Depreciation
               -----------------------------------------------           --------         ------------
               Building                                                  30-39            Straight Line
               Furniture and warehouse equipment including
                    computer and data processing equipment                3-7             Straight Line/MACRS
               Transportation equipment                                   3-5             Straight Line

       Property, plant and equipment consists of:
                                                                                          December 31,
                                                                             -------------------------------------
                                                                                2002                      2001
                                                                             ------------             ------------

              Land                                                           $  3,207,866             $  3,207,866
              Buildings & improvements                                         15,478,032               15,452,276
              Furniture, computer, warehouse equipment                          3,715,818                3,698,071
              Transportation equipment                                            507,161                  506,524
                                                                             ------------             ------------
                                                                             $ 22,908,877             $ 22,864,737
              Less:  Accumulated depreciation                                   7,006,662                6,088,346
                                                                              -----------              -----------
                                                                             $ 15,902,215             $ 16,776,392
                                                                             ============             ============

          Depreciation expense for the year ended December 31, 2002, amounted to $1,319,648 compared with $1,312,553 for the year ended December 31, 2001.

                       HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------

Changes in property, plant, and equipment for the year ended December 31, 2002, are shown in the following schedule:

                                              Balance         Additions                             Other               Balance
                                             1-1-2002          At Cost          Retirements        Changes            12-31-2002
                                             --------         ---------         -----------        -------            ----------
  Land                                     $  3,207,866    $           -        $        -    $             -      $    3,207,866
  Buildings and improvements               $ 15,452,276           37,957        $   12,201                  -          15,478,032
  Furniture, computers and
     warehouse equipment                      3,698,071          333,967           316,220                  -           3,715,818
  Transportation equipment                      506,524           88,967            88,330                  -             507,161
                                           ------------    -------------        ----------    ---------------     --------------
                                           $ 22,864,737    $     460,891        $  416,751    $             -      $   22,908,877
                                           ============    =============        ==========    ===============      ==============

Changes in property, plant, and equipment for the year ended December 31, 2001, are shown in the following schedule:

                                              Balance         Additions                             Other               Balance
                                             1-1-2001          At Cost          Retirements        Changes            12-31-2001
                                             --------         ---------         -----------        -------            ----------
  Land                                     $  3,207,866    $           -        $        -    $             -      $    3,207,866
  Construction in Progress-
      warehouse expansion                     2,107,122        4,044,192                 -         (6,151,314)                  -
  Buildings and improvements                  9,235,072          102,526            36,636          6,151,314          15,452,276
  Furniture, computers and
     warehouse equipment                      3,642,310          610,767           555,006                  -           3,698,071
  Transportation equipment                      561,104          132,084           186,664                  -             506,524
                                           ------------    -------------         ---------    ---------------      --------------
                                           $ 18,753,474    $   4,889,569        $  778,306    $             -      $   22,864,737
                                           ============    =============        ==========    ===============      ==============

Changes in property, plant, and equipment for the year ended December 31, 2000, are shown in the following schedule:

                                              Balance         Additions                             Other               Balance
                                             1-1-2000          At Cost          Retirements        Changes            12-31-2000
                                             --------         ---------         -----------        -------            ----------
  Land                                     $  3,202,572    $       5,294        $        -    $             -      $    3,207,866
                                                                                                            -
  Construction in Progress-
      warehouse expansion                             -        2,107,122                 -                  -           2,107,122
  Buildings and improvements                  8,549,156          692,571              6,655                 -           9,235,072
  Furniture, computers and
     warehouse equipment                      3,740,954          468,342            566,986                 -           3,642,310
  Transportation equipment                      426,235          278,703            143,834                 -             561,104
                                           ------------    -------------        -----------   ---------------      --------------
                                           $ 15,918,917    $   3,552,032        $   717,475   $             -      $   18,753,474
                                           ============    =============        ===========   ===============      ==============

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------

Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 2002, are shown in the following schedule:

                                              Balance         Additions                             Other               Balance
                                             1-1-2002          At Cost          Retirements        Changes            12-31-2002
                                             --------         ---------         -----------        -------            ----------
  Land                                     $         -     $            -       $         -   $             -      $           -
  Buildings and improvements                 3,309,391            631,556            12,201                 -          3,928,746
  Furniture, computers and
     warehouse equipment                     2,528,656            544,906           316,220                 -          2,757,342
  Transportation equipment                     250,299            143,186            72,911                 -            320,574
                                           -----------     --------------       -----------   ---------------      -------------
                                           $ 6,088,346     $    1,319,648       $   401,332   $             -      $   7,006,662
                                           ===========     ==============       ===========   ===============      =============

Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 2001, are shown in the following schedule:

                                              Balance         Additions                             Other               Balance
                                             1-1-2001          At Cost          Retirements        Changes            12-31-2001
                                             --------         ---------         -----------        -------            ----------
  Land                                     $         -     $            -       $         -   $             -      $           -
  Buildings and improvements                 2,755,238            590,789            36,636                 -          3,309,391
  Furniture, computers and
     warehouse equipment                     2,508,681            574,981           555,006                 -          2,528,656
  Transportation equipment                     285,387            146,783           181,871                 -          6,088,346
                                           -----------     --------------       -----------   ---------------      -------------
                                           $ 5,549,306     $    1,312,553       $   773,513   $             -      $   6,088,346
                                           ===========     ==============       ===========   ===============      =============

Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 2000, are shown in the following schedule:

                                              Balance         Additions                             Other               Balance
                                             1-1-2000          At Cost          Retirements        Changes            12-31-2000
                                             --------         ---------         -----------        -------            ----------
  Land                                     $         -     $            -       $         -   $             -      $           -
  Buildings and improvements                 2,357,085            404,808             6,655                 -          2,755,238
  Furniture, computers and
     warehouse equipment                     2,496,183            579,484           566,986                 -          2,508,681
  Transportation equipment                     309,166            120,055           143,834                 -            285,387
                                           ------------    --------------       -----------   ---------------      -------------
                                           $ 5,162,434     $    1,104,347       $   717,475   $             -      $   5,549,306
                                           ===========     ==============       ===========   ===============      =============

                       HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

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

                                                 Annual             Tax Depreciation            Total
                                             Tax Depreciation      (Over) Under Book         Accumulation
                                             Over (Under) Book      Depreciation for         Tax Over Book
                       Year                    Depreciation           Deleted Assets         Depreciation
                       ----                    ------------           --------------         ------------
                     12-31-00                     41,414                   (197)               1,298,890
                     12-31-01                     67,232                (23,769)               1,342,353
                     12-31-02                    157,844                 40,587                1,540,784

     2.   Deferred compensation is accrued as follows:

                     Balance, December 31, 2001                                            $     368,829
                     Decrease for year ended December 31, 2002                                   128,259
                                                                                           -------------
                     Balance, December 31, 2002                                            $     240,570
                                                                                           =============

          The deferred compensation has not been deducted for income tax purposes.

     3. Internal Revenue Code Section 263A requires certain costs to be capitalized for inventory purposes. The following schedule shows the amount reported on the tax return.

                                                                               December 31,
                                                                   ----------------------------------
                                                                       2002                  2001
                                                                   ------------          ------------

                     Book inventory                                $ 18,029,181          $ 18,207,690
                     Adjustment for 263A uniform
                         capitalization costs                           400,500               380,869
                                                                   ------------          ------------
                     Inventory for tax return                      $ 18,429,681          $ 18,588,559
                                                                   ============          ============

          The Company accounts for any tax credits as a reduction of income tax expense in the year in which such credits arise.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------

   Net Earnings Per Share of Common Stock
   --------------------------------------

     Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to stock issued, stock subscribed, dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                                   Year ended December 31,
                                                                  ---------------------------------------------------
                                                                     2002                 2001                2000
                                                                  -----------         -----------         -----------
           Net earnings                                           $   614,096         $   389,075         $   749,664
           Less:  Dividends on preferred stock                        491,484             635,737             585,925
                                                                  -----------         -----------         -----------
           Net earnings (loss) applicable to
             common stockholders                                  $   122,612         $  (246,662)        $   163,739

           Weighted average shares of common                           88,223              81,415              74,492
             stock (Class A and Class B outstanding)

           Net earnings (loss) per share of                       $      1.39         $     (3.03)        $      2.20
             common stock

   Preferred Stock Dividends
   -------------------------

     Cash dividends paid on the Company's outstanding preferred stock (par value $100 per share) were 7% for 2002, 10% for 2001, and 10% for 2000, pro-rated for the portion of a twelve-month period (ending January 31) during which the preferred stock was held. The weighted average number of preferred shares outstanding during each 12 month period was used to calculate the per share cash dividends on preferred stock as reflected below. Cash dividends have never been paid and are not anticipated to be paid in the future on either class of the Company's outstanding common stock.

                                    SCHEDULE OF PREFERRED STOCK DIVIDENDS

                                              During the
                                              Year Ended            Weighted Average                 Per
                                              December 31          Shares Outstanding               Share
                                              -----------          ------------------               -----
                                                 2002                    80,761                     $6.09
                                                 2001                    73,980                     $8.59
                                                 2000                    67,602                     $8.67

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

   Use of Estimates
   ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues and expenses. Estimates in these financial statements include allowance for doubtful accounts receivable and useful lives for depreciation. Accordingly, actual results could differ from those estimates.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 2 - NOTES RECEIVABLE
-------------------------

     Notes receivable reflect amounts due to the Company from its Member-Dealers under deferred payment agreements.

     Under the deferred agreement, the Company supplies Member-Dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the Member-Dealer continues to purchase General Electric lamps through the Company. If a Member-Dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric invoices the Company for the Member-Dealer's initial order and the note becomes immediately due and payable in full to the Company. In 2001, virtually the same type of deferred payment agreement was in effect with Chicago Specialty, a manufacturer of plumbing supplies. The deferred amount for Chicago Specialty for 2001 was $25,607. In 2002, Chicago Specialty ceased business operations.

     Notes receivable are classified as follows:

                                                                     December 31,
                                                             -----------------------------
                                                                2002                2001
                                                             ---------        ------------
                         Current                             $     552        $        935
                         Noncurrent                            248,460             334,157
                                                              --------            --------
                         Total                               $ 249,012        $    335,092
                                                             =========        ============

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

     Notes payable - stock are classified as follows:

                                                                     December 31,
                                                             -----------------------------
                                                                2002                2001
                                                             ---------        ------------
                         Current                             $ 324,280        $     32,800
                         Noncurrent                            576,520             750,360
                                                              --------            --------
                         Total                               $ 900,800        $    783,160
                                                             =========        ============

     Principal payments applicable to the next five years are as follows:

                         2003                         $  324,280
                         2004                            358,200
                         2005                             41,280
                         2006                             26,600
                         2007                            150,440
                                                      ----------
                                                      $  900,800
                                                      ==========

                       HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 4- INCOME TAXES
--------------------

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method.

     The major categories of deferred income tax provisions are as follows (based on FASB 109):

                                                                                            Year ended December 31,
                                                                            -------------------------------------------------
                                                                               2002               2001                2002
                                                                            ----------         ----------          ----------

       Excess of tax over book depreciation                                 $1,540,784         $1,342,353          $1,298,890
       Allowance for doubtful accounts                                         (48,714)           (44,001)            (29,749)
       Inventory - ending inventory adjustment
         for tax recognition of sec. 263A
              uniform capitalization costs                                    (400,500)          (380,869)           (320,046)
       Deferred compensation                                                  (289,107)          (356,048)           (344,453)
                                                                            ----------         -----------         -----------
                  Total                                                        802,463            561,435             604,642
                  Statutory tax rate                                                34%                34%                 34%
                                                                            ----------         ----------          ----------
       Cumulative deferred income tax payable                               $  272,837         $  190,888          $  205,578
                                                                            ==========         ==========          ==========
       Classified as:
              Current liability                                             $        -         $        -          $        -
              Noncurrent liability                                             272,837            190,888             205,578
                                                                            ----------         ----------          ----------
                                                                            $  273,837         $  190,888          $  205,578
                                                                            ==========         ==========          ==========

     Reconciliation of income taxes on difference between tax and financial accounting is as follows:

                                                                                            Year ended December 31,
                                                                            -------------------------------------------------
                                                                               2002               2001                2002
                                                                            ----------         ----------          ----------

     Principal components of income tax expense Federal:
        Current
           Income tax paid                                                 $    176,572       $    344,094        $    392,646
           Carryover of prepayment from prior year                              201,897             70,783             100,335
           Current income tax payable                                                 -                  -                   -
                                                                           ------------       ------------        ------------
                                                                           $    378,469       $    414,877        $    492,981
           Less carryover to subsequent year                                   (115,456)          (201,897)            (70,783)
                                                                           ------------       ------------        ------------
           Income tax for tax reporting at statutory rate of 34%           $    283,013       $    212,980        $    422,198
        Deferred
           Adjustments for financial reporting:
              Depreciation                                                       67,467             14,777              14,014
              263A uniform capitalization costs                                  (6,674)           (20,680)             (8,131)
              Other                                                              21,157             (8,787)            (29,579)
                                                                           ------------       ------------        ------------
        Provision for federal income tax (U.S.)                            $    344,963       $    198,290       $     398,502
                                                                           ============       ============       =============

     The Company is not exempt from income tax except for municipal bond interest earned in an amount of $3,132.

     Handy is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income.

                       HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 5 - LEASES
---------------

     Operating Leases
     ----------------

     The Company leases certain trucks and trailers under long-term operating lease agreements. Leases expire in each of the years between 2001 and 2007.

     The following is a schedule of future minimum lease payments for operating leases as of December 31, 2002 and 2001 for the subsequent five years:

                                                                   Year ended
                                                                  December 31,
                                                    --------------------------------------------
                                                         2002                           2001
                                                    ------------                    ------------
                               2002                 $         -                         617,080
                               2003                     719,782                         508,086
                               2004                     701,184                         489,487
                               2005                     640,014                         428,317
                               2006                     429,389                         280,692
                               2007                     366,609                               -

     Capital Leases
     --------------

     The Company leases equipment as a capital lease. The following is an analysis of the leased property under capital leases by major class:

                                                                              Year ended
                                                                              December 31,
                                                               ----------------------------------------
                                                                  2002                         2001
                                                               ----------                  ------------
             Class of Property
             -----------------

             Furniture, computers,
                  and warehouse equipment                      $  100,467                  $  128,650
             Less:  Accumulated depreciation                       80,878                      92,566
                                                               ----------                  ----------
                                                               $   19,589                  $   36,084
                                                               ==========                  ==========

     The following is a schedule by year of future minimum lease payments for capital leases.

                                                                              Year ended
                                                                              December 31,
                                                               ----------------------------------------
                                                                  2002                         2001
                                                               ----------                  ------------


                                 2002                          $        -                  $   27,371
                                 2003                               9,780                       9,780
                                 2004                               9,780                       9,780
                                 2005                               9,780                       9,780
                                 2006                               4,896                       4,895
                                                               ----------                  ----------
                                      Total                    $   34,236                  $   61,606
                                                               ==========                  ==========

                       HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 5 - LEASES (CONTINUED)
--------------------------

     The lease payments at year-end 2002 are reflected in the Balance Sheet as current and noncurrent obligations under capital leases of $9,780 and $24,456, respectively. The estimated interest rates range from 4% to 9%. Amortization of leased property is included in depreciation expense.

     Rental Expenses
     ---------------

     Rental expenses for the preceding three years are:

                                   2002                   $   1,613,719
                                   2001                         894,987
                                   2000                       1,328,764

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     None

     The Company is owned entirely by its Member-Dealers and former Member-Dealers. No shareholder is the beneficial owner of more than five percent of any class of the Company's voting securities. Substantially all sales are made to the Member-Dealers (Owners) of the Company.


     NOTE 7 - RETIREMENT PLAN - HANDY HARDWARE WHOLESALE, INC. 401(K) PROFIT SHARING PLAN
     ---------------------------------------------------------------------------

     During 1997, the Company transferred the former Profit Sharing and Savings Plan to a 401(K)Profit Sharing Plan to help employees achieve financial security during their retirement years. Employees are eligible to participate in the plan if they have attained age 21 and have completed one year of service with the Company. The Plan includes a 401(K) arrangement to allow employees to contribute to the Plan a portion of their compensation, known as elective deferrals. Each year, the Company will make matching contributions in the percentage determined by the Board of Directors at its discretion. The Board of Directors may choose not to make matching contributions to the Plan for a particular year. During 2002, the employees could contribute up to 6% of their gross annual compensation with 50% of such contribution matched by the Company. In addition, the employees could contribute an additional 9% with no Company matching contribution. Employees are 100% vested at all times for elective deferrals in the Plan. The Plan permits the Company to contribute a discretionary amount for a plan year designated as qualified nonelective contributions. Company qualified nonelective contributions are allocated to employees in the same proportion that the number of points per employee bears to the total points of all participants. Employees receive one point for each $200 of compensation and five points for each year of service. Employees' interests in the value of the contributions made to their account first partially vest after two years of service at 20% and continue to vest an additional 20% each year until fully vested after six years of service. Participating employees who reach age 65 are fully vested without regard to their number of years of service. Benefits are paid to eligible employees under the plan in lump sum upon retirement, or at the direction of the employee, pursuant to the terms of an annuity plan selected by the employee. The amount of cost recognized during the years ended December 31, is as follows:

                                                           Company Matching            Company Qualified
                                         Total               Contribution           Nonelective Contribution
                                         -----             ----------------         ------------------------
                  2002                 $ 129,244               $ 129,244                  $        -
                  2001                 $ 133,959               $ 133,959                           -
                  2000                   397,787                 120,587                     277,200

                       HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

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

                       HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

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

     Stock  Repurchase
     -----------------

     In 2002 and 2001, the Board continued its program of offering to repurchase from shareholders who are over-invested in the Company's capital stock by $4,000 or more, an amount of stock (based on a purchase price of $100 per share) equal to one-fourth of their over-invested amount, equally divided between shares of Preferred Stock and Class B Common Stock. In connection with the repurchase, the minimum required investment in the Company's capital stock is at least $10,000, but may be more based on the shareholders' Desired Stock Ownership level. As of December 31, 2002 and 2001, the total over-invested amount eligible for repurchase by the Company was approximately $1,300,000 and $980,000, of which the Company offered to repurchase 3,250 shares valued at $325,000 in 2002 and 2,450 shares valued at $245,000 in 2001. Of the 3,250 shares and 2,450 shares which the Company offered to repurchase during the last two years, Member-Dealers submitted
     128 shares in 2002 (totaling $12,800) and 462 shares in 2001 (totaling $46,200).

NOTE 9 - LINE OF CREDIT
-----------------------

     In April, 2002, JPMorgan Chase Bank, ("the Bank") amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2004 maturity date. The interest rate is prime minus one and one-half percent (1.5%) or the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). The line has been used from time to time for working capital and other financing needs of the Company. At December 31, 2002, there was no outstanding balance due on the line of credit. The total of all the borrowings against and repayments of the line of credit throughout the year were as follows.

             Balance Borrowings                   Repayments          Balance     Interest        Interest
             1-01-02      Throughout 2002       Throughout 2002      12-31-02        Rate           Paid
             -------      ---------------       ---------------      --------     --------        --------
           $2,700,000      $76,315,000           $79,015,000           $-0-          3.25%        $107,338

     Terms of the line of credit require monthly payments of accrued interest with the balance, if any, of the loan to be repaid on April 30, 2004.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 10 - COMPREHENSIVE EARNINGS
--------------------------------

     1. Deferred compensation funded in the amount of $240,570 on the Balance Sheet as a current asset in the amount of $60,134 and as a non-current asset in the amount of $180,436 at December 31, 2002, includes equity securities classified as investments available for sale in the amount of $240,570 at fair market value. The $240,570 includes $48,537 unrealized loss on securities resulting from the decrease in fair market value. The cost of the equity securities is $289,107.

     2.   Changes in Equity Securities:

                                                                        Year Ended
                                                                   December 31, 2002        Cumulative
                                                                    -----------------        ----------
        Balance, January 1, 2002                                       $  308,829             $      -
        Purchases                                                               -              117,400
        Dividends, interest and capital gains                               3,144              171,707
        Unrealized gains (losses) on securities resulting from
          Increase (decrease) in fair market value                        (71,403)             (48,537)
                                                                       -----------            --------
        Balance, December 31, 2002                                     $  240,570             $240,570
                                                                       ==========             ========

     3. Components of Net Earnings Plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the twelve months ended December 31, 2002:

                                                      Other Comprehensive                        Net Earnings Plus Other
           Net Earnings                                  Earnings (Loss)                          Comprehensive Earnings
           ------------                               -------------------                        -----------------------

  Earnings Before Provision                      Unrealized Gain
     for Federal Income Tax       $983,336          (Loss) on Securities   $(71,403)     Net Earnings                   $614,096

  Provision for                                  Provision for                           Other Comprehensive
     Federal Income Tax            369,240         Federal Income Tax        24,277        Earnings                      (47,126)
                                  ---------                                  -------                                    --------
                                                 Other Comprehensive                     Net Earnings Plus Other
  Net Earnings                    $614,096          Earnings (Loss)        $(47,126)        Comprehensive Earnings      $566,970
                                  ========                                 ========                                     ========

           Net Earnings Applicable to                    Other Comprehensive                         Total Comprehensive
               Common Stockholders                          Earnings (Loss)                                 Earnings
           --------------------------                    -------------------                         -------------------
                                                 Unrealized Gain                         Net Earnings Applicable to
  Net Earnings                    $614,096          (Loss) on Securities   $(71,403)        Common Stockholders         $122,612
  Less Dividends                                 Provision for                           Other Comprehensive
    On Preferred Stock            (491,484)         Federal Income Tax        24,277        Earnings                     (47,126)
                                  ---------                                  -------                                    --------
  Net earnings Applicable                        Other Comprehensive                     Total Comprehensive
    To Common Stockholders        $122,612          Earnings (Loss)        $(47,126)        Earnings                    $  75,486
                                   =======                                  =======                                      ========

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 10 - COMPREHENSIVE EARNINGS (CONTINUED)
-------------------------------------------

4.       Components of Retained Earnings

                                                                    Retained Earnings      Retained Earnings
                                                                   Applicable to Other     Exclusive of Other
                                                                      Comprehensive          Comprehensive
                                                                        Earnings                Earnings              Total
                                                                   -------------------     ------------------      -----------

      Balance, January 1, 2002                                      $       15,092           $ 5,682,518           $ 5,697,610
      Add:  Net earnings year ended December 31, 2002                      (47,127)              614,097               566,970
      Deduct:  Cash Dividends on preferred stock                                 -               491,484               491,484
                                                                    --------------           -----------           -----------
      Balance, December 31, 2002                                    $      (32,035)          $ 5,805,131           $ 5,773,096
                                                                    ==============           ===========           ===========

NOTE 11 - SUBSEQUENT EVENT
--------------------------

     None

NOTE 12 - LITIGATION
--------------------

     In the opinion of the Company no material legal proceedings and no environmental clean-up actions are pending or threatened that would have a material effect on the financial position or results of operations of the Company.

NOTE 13 - OTHER DISCLOSURES
---------------------------

          1. Costs incurred for advertising are expensed when incurred. The amount charged to advertising expense in the prior three years are:

                                       2002                $  1,029,969
                                       2001                     873,059
                                       2000                     855,173

          2. Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts in the following amounts.

                                                                  December 31,
                                                        ---------------------------------
                                                            2002                 2001
                                                        ------------          -----------

         Subscriptions receivable                       $     51,120          $    45,004
         Allowance for doubtful accounts                      48,714               44,001

     The  allowance  for  doubtful   accounts  is  determined  based  upon  past
     experience of the Company as follows:

                                                               Net Bad Debts Expense
                                                                    December 31,
                                                           ------------------------------
                                                               2002                2001
                                                           -----------           --------
                  12-31-2002                               $  35,553          $         -
                  12-31-2001                                  50,933               50,933
                  12-31-2000                                  59,657               59,657
                  12-31-1999                                       -               21,413
                                                           ---------          -----------
                                                           $ 146,143          $   132,003
                                                           =========          ===========
                  Average                                  $  48,714          $    44,001
                                                           =========          ===========

                                       35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

     Items 10-13 are incorporated by reference to the Company's Proxy Statement for its annual stockholders' meeting to be held April 21, 2003, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 2002 fiscal year.


ITEM 14. CONTROLS AND PROCEDURES

Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days before the filing of this report. Based on that evaluation, they have concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and required under the Exchange Act to be disclosed in this annual report.

     (b) Changes in Internal Controls

     There were no significant changes in the Company's internal controls that could significantly affect such controls subsequent to the date of their evaluation.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT

                                                                                                               Page
         (1) Financial Statements                                                                           Reference
             --------------------                                                                           ---------

                  Auditor's Report.............................................................................. 16

                  Balance Sheets at December 31,
                    2002 and 2001............................................................................... 17

                  Statements of Earnings for the
                    years ended December 31,
                    2002, 2001 and 2000 ........................................................................ 19

                  Statements of Stockholders' Equity
                    for the years ended December 31,
                    2002, 2001 and 2000 ........................................................................ 20

                  Statements of Cash Flows for the years ended
                    December 31, 2002, 2001 and 2000 ........................................................... 22

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

                  3.3    Bylaws of Handy Hardware Wholesale, Inc., as amended May 9, 2001. (Filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.)

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

                  10.1   Form of Dealer Contract (Alabama, Arkansas, Florida, Louisiana, Oklahoma and Texas) (Filed
                         as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended
                         December 31, 1991, and incorporated herein by reference).

                  10.2   Form of Dealer Contract (Mississippi) (Filed as Exhibit 10.7 to the Company's Annual Report
                         on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

                  10.3   Loan Agreement dated March 30, 1993, between Texas Commerce Bank, N.A., and
                         Handy Hardware Wholesale, Inc.(Filed as Exhibit I to the Company's Quarterly Report on Form 10-Q
                         for the quarter ended June 30, 1993, and incorporated herein by reference).

                  10.4   Amendment and Restatement of Credit Agreement between Handy Hardware Wholesale, Inc.
                         and Texas Commerce Bank, N.A., dated as of April 30, 1996. (Filed as Exhibit 10.2 to the
                         Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

                  10.5   Second Amendment to Amendment and Restatement of Credit Agreement between the
                         Company and Chase Bank of Texas, National Association dated April 30, 1998.    (Filed as


                         Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December
                         31, 1998, and incorporated herein by reference).

                  10.6   Third Amendment to Amendment and Restatement of Credit Agreement between the
                         Company and Chase Bank of Texas, National Association dated April 30, 1999. (Filed as
                         Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December
                         31, 1999, and incorporated herein by reference.)

                  10.7   Agreement for Wholesale Financing between the Company and Deutsche Financial Services dated March 9, 1999. (Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1999, and incorporated herein by reference.)

                  10.8   Fourth Amendment to Amendment and Restatement of Credit Agreement between the
                         Company and Chase Bank of Texas, National Association dated April 30, 2000. (Filed as
                         Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December
                         31, 2000, and incorporated herein by reference.)

                  10.9   Form of Dealer Contract (New Mexico and Colorado). (Filed as Exhibit 10.12 to the
                         Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.)

         *        10.10  Employment Agreement between Handy Hardware Wholesale, Inc. and Jerry Donald Jameson
                         dated November 13, 2001.  (Filed as Exhibit 10.13 to the Company's Annual Report on Form
                         10-K for the year ended December 31, 2001, and incorporated herein by reference.)

                  10.11  Fifth Amendment to Amendment and Restatement of Credit Agreement between the Company and Chase Bank of Texas, National Association dated April 30, 2001. (Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.)

                  10.12  Sixth Amendment to Amendment and Restatement of Credit Agreement between the Company and JP Morgan Chase Bank dated April 30, 2002. (Filed as Exhibit 10.1 to the Company's
                         Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.)

         *->      10.13  First Amendment to the Employment Agreement, as amended, between Handy Hardware
                         Wholesale, Inc. and Jerry Donald Jameson, dated November 13, 2002.

         ->       11.1   Statement re Computation of Per Share Earnings.

         ->       99.1   Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906
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

         (b)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the three months ended December 31, 2002.

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

                                 HANDY HARDWARE WHOLESALE, INC.

                                 /s/ Don Jameson
                                 -------------------------------------
                                           DON JAMESON
                                 President and Chief Executive Officer
  March 19, 2003

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

                  SIGNATURE                                    TITLE                               DATE
                  ---------                                    -----                               ----

/s/ Don Jameson                                  President, Chief Executive                  March 19, 2003
--------------------------------------------     Officer and Director
                 Don Jameson
/s/ Tina s. Kirbie                               Chief Financial and                         March 19, 2003
--------------------------------------------     Accounting Officer
               Tina S. Kirbie

/s/ Doug Ashy, Jr.                               Director                                    March 19, 2003
--------------------------------------------
               Doug Ashy, Jr.

/s/ Craig E. Blum                                Director                                    March 19, 2003
--------------------------------------------
                Craig E. Blum

/s/ Susie Bracht-Black                           Director                                    March 19, 2003
--------------------------------------------
             Susie Bracht-Black

/s/ Suzanne Elliott                              Director                                    March 20, 2003
--------------------------------------------
               Suzanne Elliott

/s/ William R. Hill                              Director                                    March 20, 2003
--------------------------------------------
               William R. Hill

/s/ Ben J. Jones                                 Director                                    March 19, 2003
--------------------------------------------
                Ben J. Jones

/s/  Jimmy T. Pate                               Director                                    March 20, 2003
--------------------------------------------
                Jimmy T. Pate

/s/ Leroy Wellborn                               Director                                    March 19, 2003
--------------------------------------------
                Leroy Welborn

                                 CERTIFICATIONS

I, Don Jameson, Chief Executive Officer of Handy Hardware Wholesale, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Handy Hardware Wholesale, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date:  March 24, 2003

                                   /s/ Don Jameson
                                   ------------------------
                                   Don Jameson
                                    President
                                  (Chief Executive Officer)

                                 CERTIFICATIONS

I, Tina S. Kirbie, Chief Financial Officer of Handy Hardware Wholesale, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Handy Hardware Wholesale, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  March 24, 2003

                                 /s/ Tina S. Kirbie
                                 ------------------------
                                 Tina S. Kirbie
                                 Executive Vice President
                                 (Chief Financial Officer)
                                 Secretary and Treasurer