Form 10-Q
period 2003-03-31
HANDY HARDWARE WHOLESALE INC
filed 2003-05-15
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2003.

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

                           Yes                                No    X
                                    -------                      -------

The number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 2003, was 10,250 shares of Class A Common Stock, $100 par value, and 76,815 shares of Class B Common Stock, $100 par value.


                                              HANDY HARDWARE WHOLESALE, INC.


                                                          INDEX
                                                          -----


PART I            Financial Information                                        Page No.
                                                                               -------

       Item       1.       Financial Statements

                     Condensed Balance Sheet March 31, 2003
                           and December 31, 2002 .......................     3    -      4

                     Condensed Statement of Earnings - Three Months
                           Ended March 31, 2003 and 2002.................                5

                     Condensed Statement of Cash Flows - Three Months
                           Ended March 31, 2003 and 2002.................    6    -      7

                     Notes to Condensed Financial Statements...........      8     -    15


       Item 2.             Management's Discussion & Analysis of Financial
                           Condition and Results of Operations............  16    -     20

       Item 3.             Quantitative & Qualitative Disclosures About
                           Market Risk....................................              21

       Item 4.             Controls and Procedures........................              21


PART II           Other Information

       Items 1.-5.   None                                                               23



       Item 6.       Exhibits                                                           23

       Signatures                                                                       24

       Certifications                                                       25    -     26

                             HANDY HARDWARE WHOLESALE, INC.
                                 CONDENSED BALANCE SHEET

                                                      MARCH 31,            DECEMBER 31,
                                                        2003                   2002
                                                      ---------            ------------
ASSETS
------

CURRENT ASSETS
--------------
   Cash                                               $ 3,479,403          $ 1,394,324
   Accounts Receivable, net of                         16,770,699           11,054,401
        subscriptions receivable in
        the amount of $94,267 for 2003
        and $51,120 for 2002
   Notes Receivable (Note 3)                                  417                  552
   Inventory                                           21,507,214           18,029,181
   Other Current Assets                                   671,086              122,850
   Prepaid Income Tax                                         -0-              115,456
   Deferred Compensation Funded                            60,134               60,134
                                                      -----------          -----------
                                                      $42,488,953          $30,776,898
                                                      -----------          -----------

PROPERTY, PLANT AND EQUIPMENT (NOTE 2)
-------------------------------------
   At Cost Less Accumulated Depreciation
   of $7,246,185(2003) and $7,006,662 (2002)          $15,722,930          $15,902,215
                                                      -----------          -----------

OTHER ASSETS
------------
   Notes Receivable (Note 3)                          $   248,460          $   248,460
   Deferred Compensation Funded                           161,368              180,436
   Other Noncurrent Assets                                  5,766                7,742
                                                      -----------          -----------
                                                      $   415,594          $   436,638
                                                      -----------          -----------
TOTAL ASSETS                                          $58,627,477          $47,115,751
------------                                          ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
    Notes Payable-Stock (Note 4)                      $   194,440          $   324,280
    Notes Payable-Capital Lease                             9,780                9,780
    Accounts Payable - Trade                           32,828,684           20,214,196
    Other Current Liabilities                             590,773            1,574,647
    Deferred Compensation Payable                          60,134               60,134
    Federal Income Taxes Payable (Note 5)                   3,637                  -0-
                                                      -----------          -----------
                                                      $33,687,448          $22,183,037
                                                      -----------          -----------

NONCURRENT LIABILITIES
----------------------
    Notes Payable-Stock (Note 4)                      $   584,420          $   576,520
    Notes Payable-Capital Lease                            23,641               24,456
    Notes Payable-Vendor                                  247,463              247,463
    Deferred Compensation Payable                         161,368              180,436
    Deferred Income Taxes Payable (Note 5)                271,489              272,837
                                                      -----------          -----------
                                                      $ 1,288,381          $ 1,301,712
                                                      -----------          -----------

TOTAL LIABILITIES                                     $34,975,829          $23,484,749
-----------------                                     -----------          -----------

     The accompanying notes are an integral part of the Condensed Financial Statements.

                              HANDY HARDWARE WHOLESALE, INC.
                           CONDENSED BALANCE SHEET (CONTINUED)

                                                     MARCH 31,            DECEMBER 31,
                                                       2003                   2002
                                                   -------------          ------------
STOCKHOLDERS' EQUITY
--------------------
    Common Stock, Class A,
        authorized 20,000 shares, $100
        par value per share, issued
        10,430 & 10,250 shares                     $  1,043,000           $  1,025,000
    Common Stock, Class B,
        authorized 100,000 shares, $100
        par value per share, issued
        77,165 & 75,475 shares                        7,716,500              7,547,500
    Common Stock, Class B
        Subscribed 5,402.90 & 5,099.95
        shares                                          540,290                509,995
           Less Subscription Receivable                 (47,134)               (25,560)
    Preferred Stock 7% Cumulative,
        authorized 100,000 shares, $100
        par value per share, issued
        80,532 & 78,332 shares                        8,053,200              7,833,200
    Preferred Stock, Subscribed
        5,402.90 & 5,099.95 shares                      540,290                509,995
           Less Subscription Receivable                 (47,134)               (25,560)
    Paid in Surplus                                     488,125                483,336
                                                   ------------           ------------
                                                   $ 18,287,137           $ 17,857,906
    Less: Cost of Treasury Stock
        929 & -0- shares                                (92,900)                   -0-
                                                   ------------           ------------
                                                   $ 18,194,237           $ 17,857,906

    Retained Earnings exclusive of other
        comprehensive earnings (Note 7)               5,492,108              5,805,131
    Retained Earnings applicable to other
        comprehensive earnings (Note 7)                 (34,697)               (32,035)
                                                   ------------           ------------
                                                      5,457,411              5,773,096
                                                   ------------           ------------

        Total Stockholders' Equity                 $ 23,651,648           $ 23,631,002
                                                   ------------           ------------

    TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY                           $ 58,627,477           $ 47,115,751
------------------------                           ============           ============


     The accompanying notes are an integral part of the Condensed Financial Statements.

                            HANDY HARDWARE WHOLESALE, INC.
                            CONDENSED STATEMENT OF EARNINGS
                                      (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                                         2003                    2002
                                                         ----                    ----
REVENUES
--------
    Net Sales                                         $ 48,974,287           $ 49,255,077
    Sundry Income                                        1,634,618              1,369,002
                                                      ------------           ------------
TOTAL REVENUES                                        $ 50,608,905           $ 50,624,079
--------------                                        ------------           ------------

EXPENSE
-------
    Net Material Costs                                $ 44,255,647           $ 44,711,986
    Payroll Costs                                        2,376,432              2,315,229
    Other Operating Costs                                3,617,693              3,345,289
    Interest Expense                                        28,846                 49,588
                                                      ------------           ------------
TOTAL EXPENSE                                         $ 50,278,618           $ 50,422,092
-------------                                         ------------           ------------

EARNINGS BEFORE PROVISIONS
FOR ESTIMATED FEDERAL INCOME TAX                      $    330,287           $    201,987
--------------------------------

PROVISIONS FOR ESTIMATED
FEDERAL INCOME TAX (NOTE 5 & 7)                           (119,117)               (74,948)
-------------------------------                       ------------           ------------

NET EARNINGS                                          $    211,170           $    127,039
------------                                                                 ------------

LESS ESTIMATED DIVIDENDS ON
PREFERRED STOCK                                           (131,048)              (122,871)
---------------------------                           ------------           ------------

NET EARNINGS APPLICABLE TO
COMMON STOCKHOLDERS                                   $     80,122           $      4,168
--------------------------                            ============           ============

NET EARNINGS PER SHARE OF
COMMON STOCK, CLASS A &
CLASS B (NOTE 1)                                      $       0.88           $       0.05
-------------------------                             ------------           ============

OTHER COMPREHENSIVE LOSS
------------------------
    Unrealized Loss on Securities
    (Note 7)                                          $     (4,034)          $     (2,166)
    Provision for Federal Income Tax(Note 5)                 1,372                    736
                                                      ------------           ------------
  Other Comprehensive Loss
     Net of Tax                                       $     (2,662)          $     (1,430)
                                                      ------------           ------------

TOTAL COMPREHENSIVE EARNINGS (NOTE 7)                 $     77,460           $      2,738
------------------------------------

     The accompanying notes are an integral part of the Condensed Financial Statements.

                                        HANDY HARDWARE WHOLESALE, INC.
                                           STATEMENT OF CASH FLOWS
                                               (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       2003                    2002
                                                                       ----                    ----
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Net Earnings plus Other Comprehensive
         Loss (Note 7)                                              $    208,508           $    125,609
                                                                    ------------           ------------
     Adjustments to Reconcile Net
         Earnings to Net Cash Provided by
         Operating Activities:
               Amortization                                         $        339           $        -0-
               Depreciation                                              245,759                320,150
               Gain on Sale of property, plant & equipment                (6,236)                   -0-
               Increase (Decrease) in Deferred
                   Income Tax                                             (1,348)                   298
               Unrealized gain (increase) decrease
                   In fair market value of securities                     20,377                  2,166

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                            $ (5,716,298)          $ (6,447,023)
         (Increase) Decrease in Notes Receivable                             135                    437)
         Increase in Inventory                                        (3,478,033)            (2,452,414)
         Increase in Other Assets                                       (546,599)              (208,569)
         Decrease in Prepaid Income Tax                                  115,456                 73,913
         Increase in Note Payable-Vendor                                     -0-                    -0-
         Increase in Accounts Payable                                 12,614,488             11,942,253
         Decrease in Other Liabilities                                  (983,874)              (743,071)
         Increase in Federal Income
               Taxes Payable                                               3,637                    -0-
         Increase (Decrease) in Deferred Compensation Payable            (19,068)                (1,562)
                                                                    ------------           ------------
               TOTAL ADJUSTMENTS                                    $  2,248,735           $  2,486,578
                                                                    ------------           ------------


               NET CASH PROVIDED BY
               OPERATING ACTIVITIES                                 $  2,457,243           $  2,612,187
                                                                    ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
         Capital Expenditures                                       $   (102,928)          $    (91,699)
         Sale of property, plant and equipment                            42,690                    -0-
         Reinvested dividends, interest & capital gains                   (1,309)                  (604)
                                                                    ------------           ------------
               NET CASH (USED FOR)
               INVESTING ACTIVITIES                                 $    (61,547)          $    (92,303)
                                                                    ------------           ------------

The accompanying notes are an integral part of the Condensed Financial
Statements.

                                                  HANDY HARDWARE WHOLESALE, INC.
                                                      STATEMENT OF CASH FLOWS
                                                         (UNAUDITED)CONT.

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                          2003                  2002
                                                                          ----                  ----
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     (Decrease)in Notes Payable-Line of Credit                         $       -0-           $(2,700,000)
     Increase (Decrease) in Notes Payable-Stock                           (121,940)               74,160
     Decrease in Notes Payable-Capital Lease                                  (815)               (4,417)
     Increase in Subscription Receivable                                   (43,148)              (32,324)
     Proceeds From Issuance of Stock                                       472,379               475,076
     Purchase of Treasury Stock                                            (92,900)             (129,400)
     Dividends Paid                                                       (524,193)             (491,484)
                                                                       -----------           -----------
         NET CASH (USED FOR) FINANCING
         ACTIVITIES                                                    $  (310,617)          $(2,808,389)
                                                                       -----------           -----------

NET INCREASE (DECREASE)
IN CASH & CASH EQUIVALENTS                                             $ 2,085,079           $  (288,505)

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                1,394,324             1,411,096
                                                                       -----------           -----------

CASH & CASH EQUIVALENTS AT END OF
PERIOD                                                                 $ 3,479,403           $ 1,122,591
                                                                       ===========           ===========
ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------

     Interest Expense Paid                                             $    28,846           $    49,588
     Income Taxes Paid                                                     115,456               201,897

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

(5)  EARNINGS PER SHARE:
     ------------------

     Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

CALCULATION OF NET EARNINGS PER SHARE                                           THREE MONTHS ENDED MARCH 31,
         OF COMMON STOCK                                                            2003            2002
-------------------------------------                                               ----            ----
         Net Earnings Before Preferred Dividends                                $  211,170       $ 127,039
         Less: Estimated Dividends
               on Preferred Stock                                                 (131,048)       (122,871)
                                                                                ----------       ---------
         Net Earnings Applicable to
             Common Stockholders                                                $   80,122       $   4,168

        Weighted Average
             Shares of Common Stock
             (Class A & Class B)
             outstanding                                                            91,377          86,866
         Net Earnings Per Share
         of Common Stock                                                        $     0.88       $    0.05
                                                                                ==========       =========

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

     Because Handy is unable to anticipate the amount of the Preferred Stock dividends, it does not accrue a liability for the payment of those dividends on its balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, Handy shows an estimated portion of the dividends to be paid in the first quarter of 2004 based on the dividends paid in the first quarter of 2003.

     When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the three months ended March 31, 2003 contained herein, therefore, are net of dividends actually paid during the first quarter of 2003 in the amount of $524,193.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment Consists of:

                                                          MARCH 31,                               DECEMBER 31,
                                                           2003                                       2002
                                                         -----------                              -----------

Land                                                     $ 3,207,866                              $ 3,207,866
Building & Improvements                                   15,478,032                               15,478,032
Furniture, Computer, Warehouse                             3,753,952                                3,715,818
Transportation Equipment                                     529,265                                  507,161
                                                         -----------                              -----------
                                                         $22,969,115                              $22,908,877

Less:  Accumulated Depreciation                           (7,246,185)                              (7,006,662)
                                                         -----------                              -----------
                                                         $15,722,930                              $15,902,215
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

Notes Receivable are classified as follows:

                                                             CURRENT PORTION                         NONCURRENT PORTION
                                                          -----------------------                --------------------------
                                                          MARCH 31,      DEC. 31,                MARCH 31,         DEC. 31,
                                                            2003           2002                    2003              2002
                                                          ---------      --------                ---------         --------

Deferred Agreements                                       $   -0-        $   -0-                 $248,460          $248,460
Installment Sale Agreements                                   417            552                      -0-               -0-
                                                          -------        -------                 --------          --------
                                                          $   417        $   552                 $248,460          $248,460
                                                          =======        =======                 ========          ========

NOTE 4 - NOTES PAYABLE STOCK
----------------------------

The five year, interest bearing notes payable - stock reflect amounts due from Handy to former member-dealers for our repurchase of shares of Handy stock owned by these former member-dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 3.5% to 6.25%.

Notes payable - stock are classified as follows:

                                                             CURRENT PORTION                         NON-CURRENT PORTION
                                                          -----------------------                --------------------------
                                                          MARCH 31,      DEC. 31,                MARCH 31,         DEC. 31,
                                                            2003           2002                    2003              2002
                                                          ---------      --------                ---------         --------

                                                          $194,440       $324,280                $584,420          $576,520

Principal payments due over the next five years are as follows:

                                           2003                   194,440
                                           2004                   358,200
                                           2005                    41,280
                                           2006                    26,600
                                           2007                   150,440
                                           Thereafter               7,900
                                                                 --------
                                                                 $778,860
                                                                 ========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES
---------------------

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

                                                    QUARTER ENDED            YEAR ENDED
                                                      MARCH 31,             DECEMBER 31,
                                                         2003                  2002
                                                     ----------             -----------

Excess of tax over book depreciation                 $ 1,541,727            $ 1,540,784

Allowance for Bad Debt                                   (48,714)               (48,714)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                       (405,408)              (400,500)

Deferred Compensation                                   (289,107)              (289,107)
                                                     ------------           -----------

     Total                                           $   798,498            $   802,463
     Statutory Tax Rate                                       34%                    34%
                                                                            -----------
     Cumulative Deferred Income Tax Payable          $   271,489            $   272,837
                                                     ===========            ===========

     Classified as:
           Current Liability                         $       -0-            $       -0-
           Noncurrent Liability                          271,489                272,837
                                                     -----------            -----------
                                                     $   271,489            $   272,837
                                                     ===========            ===========

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                    QUARTER ENDED            YEAR ENDED
                                                      MARCH 31,             DECEMBER 31,
                                                         2003                  2002
                                                     ----------             -----------

Principal Components of Income Tax Expense
     Federal:
           Current
           -------
           Income tax paid                           $       -0-            $       -0-
           Carry-over of prepayment from
              from prior year                            115,456                201,897
           Refund received for overpayment
              from prior year                                -0-                    -0-
                                                     -----------            -----------
                                                     $   115,456            $   201,897
     Federal Income Tax Payable (Receivable)               3,637               (127,983)
           Carry-over to subsequent year                     -0-                    -0-
                                                     -----------            -----------
             Income tax for tax reporting
                at statutory rate of 34%             $   119,093            $    73,914
           Deferred
           --------
           Adjustments for financial reporting:
             Depreciation                                    321                  5,468
             263A Uniform Capitalization Costs            (1,669)                (5,170)
             Other                                           -0-                    -0-
                                                     -----------            -----------
  Provision for federal income tax                   $   117,745            $    74,212
                                                     ===========            ===========

     Handy is not exempt from income tax except for municipal bond interest earned in the amount of $1,309. We are not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and are not entitled to deduct preferred dividends in determining our taxable income.

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

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - COMPONENTS OF COMPREHENSIVE EARNINGS (LOSS)
---------------------------------------------------

The following disclosures include those required by FASB 115 for financial statements beginning after December 15, 1997.

1. Deferred compensation funded in the amount of $221,502 on the Balance Sheet as a current asset in the amount of $60,134 and as a non-current asset in the amount of $161,368 at March 31, 2003, includes equity securities classified as investments available for sale in the amount of $221,502 at fair market value. The $221,502 includes $68,914 unrealized loss on securities resulting from the decrease in fair market value. The cost of the equity securities is $290,416.

2.     Changes in Equity securities                                    QUARTER ENDED
                                                                       MARCH 31, 2003                CUMULATIVE
                                                                       --------------                ----------
     Beginning Balance-January 1, 2003                                 $   240,570                   $      -0-
     Purchases                                                                 -0-                      117,400
     Dividends, interest and capital gains                                   1,309                      173,016
     Unrealized gains (losses) on securities
           resulting from increase (decrease)
           in fair market value                                            (20,377)                     (68,914)
                                                                       -----------                   ----------
     Balance-March 31, 2003                                            $   221,502                   $  221,502
                                                                       ===========                   ==========

3. Components of Net Earnings plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the three months ended March 31, 2003:

                                                        OTHER COMPREHENSIVE                           NET EARNINGS PLUS OTHER
               NET EARNINGS                                EARNINGS (LOSS)                          COMPREHENSIVE EARNINGS (LOSS)
               ------------                             -------------------                         ----------------------------
Earnings Before Provision                        Unrealized Loss
  For Federal Income Tax         $330,287         on Securities               $(4,034)       Net Earnings                $211,170

Provision for                                    Provision for                               Other Comprehensive Loss
  Federal Income Tax             (119,117)        Federal Income Tax            1,372            Loss                      (2,662)
                                 --------                                     -------                                    --------
                                                 Other Comprehensive                         Net Earnings Plus Other
Net Earnings                     $211,170         Loss                        $(2,662)       Comprehensive Loss          $208,508
                                 ========                                     =======                                    ========


        NET EARNINGS APPLICABLE TO                      OTHER COMPREHENSIVE                             TOTAL COMPREHENSIVE
           COMMON STOCKHOLDERS                                  LOSS                                           EARNINGS
        --------------------------                      -------------------                             -------------------
                                                 Unrealized Loss                             Net Earnings Applicable to
Net Earnings                     $211,170         on Securities               $(4,034)       Common Stockholders         $ 80,122

Less Dividends                                   Provision for                               Other Comprehensive
 On Preferred Stock              (131,048)        Federal Income Tax            1,372          Loss                        (2,662)
                                 --------                                     -------                                    --------

Net Earnings Applicable                          Other Comprehensive                         Total Comprehensive
 to Common Stockholders          $ 80,122         Loss                        $(2,662)         Earnings                  $ 77,460
                                 ========                                     =======                                    ========

4.   Components of Retained Earnings

                                          RETAINED EARNINGS                RETAINED EARNINGS
                                          EXCLUSIVE OF OTHER               APPLICABLE TO OTHER
                                          COMPREHENSIVE LOSS               COMPREHENSIVE LOSS                 TOTAL
                                          ------------------               -------------------                -----
     Balance-January 1, 2003                     $5,805,131                      $  (32,035)                $5,773,096
     Add: Net earnings (loss)
            3 months ended
          March 31, 2003                            211,170                          (2,662)                   208,508
     Deduct: Cash Dividends on
             Preferred Stock                        524,193                             -0-                    524,193
                                                 ----------                      ----------                 ----------
     Balance-March 31, 2003                      $5,492,108                      $  (34,697)                $5,457,411
                                                 ==========                      ==========                 ==========

NOTE 8 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.

                                                           MARCH 31, 2003                DECEMBER 31, 2002
                                                           --------------                -----------------
Accounts Receivable                                         $16,913,680                      $11,154,235
Subscription Receivable                                         (94,267)                         (51,120)
Allowance for Doubtful Accounts                                 (48,714)                         (48,714)
                                                            -----------                      -----------
Accounts Receivable, Net of
     Subscription Receivable and
     Allowance for Doubtful Accounts                        $16,770,699                      $11,054,401
                                                            ===========                      ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     With the U. S. economy experiencing a stalled recovery, net sales in the first quarter of 2003 decreased 0.6% ($280,790)from sales during the same period in 2002 compared to an increase of 5.8% (2,696,988) in the first quarter of 2002 from 2001 first quarter sales.

     NET SALES. Despite the overall economy and consumer confidence failing to fully rebound, sales growth during the first three months of 2003 in five of our nine selling territories was more robust than in the first three months of 2002. By contrast, four territories, the Houston Territory, the North Texas, Dallas and Fort Worth territory, the Austin, Brenham and Central Texas territory and Oklahoma territory, continue to experience pressure from large retail warehouses which has eroded the market share of independent hardware stores in those selling territories. In addition, poor weather conditions, as well as recent purchase reductions by two multi-store member-dealers, plus the loss of two significant member-dealers, contributed to the decline in these four territories. In the Houston area reduced purchases from two multi-store member-dealers resulted in a $658,199 reduction in sales income. In the Dallas, Fort Worth, North Texas area, sales were reduced by $506,100 due to the loss of a seven store member-dealer. In the Austin, Brenham and Central Texas area, the loss of one dealer resulted in a decrease in sales income of $275,703. Further, sales in the Oklahoma territory appear to be lagging behind 2002 sales levels due to the poor weather and the lagging economy in this area.

     The following table summarizes net sales during the first three months of 2003 and 2002 by sales territory:

                                                   First Three Months                                 First Three Months
                                                         2003                                               2002
                                      ------------------------------------------------         ----------------------------
                                                           % Increase
                                                           (Decrease)
                                                           in Net Sales
                                                           From First           % of                                % of
                                         Total             Three Months         Total             Total             Total
Sales Territory                        Net Sales             of 2002          Net Sales         Net Sales          Net Sales
---------------                       -----------          ------------       ---------        -----------         ---------
Houston Area                          $ 9,483,859           (13.2%)             19.4%          $10,926,825           22.2%

Victoria, San Antonio,
Corpus Christi & Rio
Grande Valley Area(1)                  10,768,884             1.1%              22.0%           10,654,714           21.7%

North Texas, Dallas
& Fort Worth Area                       5,086,396            (6.8%)             10.4%            5,455,339           11.1%

Austin, Brenham &
Central Texas Area                      5,888,193            (4.2%)             12.0%            6,144,209           12.5%

West Texas, New Mexico
Area                                    1,905,740            46.7%               3.9%            1,298,748            2.6%

Southern Louisiana Area                 4,038,317            10.6%               8.3%            3,651,409            7.4%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                            4,384,565            17.4%               9.0%            3,735,318            7.6%

Arkansas Area                           4,171,560             8.2%               8.5%            3,853,883            7.8%

Oklahoma Area                           3,187,926            (8.5%)              6.5%            3,485,824            7.1%
                                      -----------                               -----          -----------          -----

         Totals:                      $48,915,440 (2)                           100.0%         $49,206,269(1)       100.0%
                                      ===========                               =====          ===========          =====

(1) Includes sales to member-dealers in Colorado, Mexico and Central America.
(2) Total does not include miscellaneous sales to employees.

     NET MATERIAL COSTS AND REBATES Net material costs for the first quarter of 2003 were $44,255,647 versus $44,711,986 for the same period in 2002. This decrease in net material costs of 1.0 percent, however, was greater than the 0.6 percent decrease in net sales. Net material costs as a percentage of net sales were 90.4 percent in the first quarter of 2003 as compared to 90.8 percent for the same period in 2002. The relative stability in net material costs as a percentage of net sales, was primarily the result of improved warehouse efficiencies which resulted in savings of $201,296.

     PAYROLL COSTS Payroll costs for the first quarter of 2003 increased $61,203 over the same 2002 period, due to salary increases needed to attract or retain high-quality employees. However, this increase was significantly offset by a $44,204 decline in overtime payroll costs as the company continues to improve efficiencies, particularly in managing sales from our warehouse facility. As a result, payroll costs for the first three months of 2003 rose only slightly (2.64%) over the first three months of 2002 costs. Despite the pressure on wages, payroll costs as a percentage of total expenses and of net sales remained fairly constant. Payroll costs for the first quarter of 2003 constituted 4.7 percent of total expenses and 4.8% of net sales, compared to 4.7 percent of total expenses and 4.6 percent of net sales for the first quarter of 2002. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     OTHER OPERATING COSTS During the first quarter of 2003, other operating costs increased $272,404 (8.1%), a significant increase when compared to the same costs in the first quarter of 2002. As a result, other operating costs for the first quarter of 2003 increased as a percentage of net sales and total expenses when compared to the same period in 2002. The amount spent for other operating costs for the first quarter of 2003 totaled $3,617,693(7.4% of net sales and 7.2% of total expenses) as compared to $3,345,289 spent for other operating costs during the same period of 2002 (7.0% of net sales and 6.6% of total expenses).

     The increase in other operating costs in the first quarter of 2003 can be fully attributed to an increase in the accrual for property taxes of $81,000, an increase in the accrual for insurance of $138,611 and increases in truck fuel costs of $170,147 which increases were only partially offset by a $119,214 decrease in contract delivery expenses.

NET EARNINGS AND EARNINGS PER SHARE
-----------------------------------
     Although net sales for the first quarter of 2003 decreased $280,790 (0.6%), net material costs for the same period decreased $456,339 (1.0%) compared to levels of net sales and net material costs in the first quarter of 2002, resulting in an increase in gross margin of $175,549 (3.9%). The increase in gross margin, as well as the substantial increase in other income of $265,616, were only partially offset by an increase of $61,203 in payroll costs (2.6%) and a substantial increase in other operating costs of $272,404 (8.1%). Thus after tax net earnings increased $84,131 (66.0%), from $127,039 in the first quarter of 2002 to $211,170 for the same 2003 period, due to factors previously discussed. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive losses resulted in total comprehensive earnings for 2003 of $77,460, compared to total comprehensive earnings of $2,738 for the same 2002 period, for an overall increase of $74,722. This twenty-seven fold increase was mainly attributable to the increase in net earnings before estimated dividends in the first three months of 2003 (2003-$211,170 versus 2002-$127,039).

     Our earnings per share increased more than seventeen times in the first quarter of 2003 as compared to the same period of 2002, from a net earnings per share of $0.05 for the 2002 period, to net earnings per share of $0.88 for the 2003 period. The increase in 2003 is due to the factors previously discussed, as well as estimated dividends accrued in the first quarter of 2003 representing a smaller percentage of 2003 net earnings than estimated dividends accrued in the first quarter of 2002 (2003-62.1% versus 2002-96.7%).

     Quarter-to-quarter variations in our earnings per share (in addition to the factors discussed above) reflect our commitment to lower pricing of our merchandise in order to deliver the lowest cost buying program to our member-dealers, even though this often results in lower net earnings. Because virtually all of our stockholders are also member- dealers, these trends benefit our individual stockholders who purchase our merchandise. Therefore, our shareholders do not demand that we focus greater attention upon earnings per share.

SEASONALITY
-----------
     Our quarterly net earnings traditionally vary based on the timing of events which affect our sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. However, our overall sales levels often increase during the trade shows, which typically offsets the effect of increased direct sales. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather conditions and the economic conditions in our selling territories. For example, during the first quarter of 2003, the cumulative effect of the various timing differences, as well as improved economic conditions in certain of our selling territories, caused a dramatic increase in net earnings for that period. Also, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. This decrease in sales, however, is offset in most years by corrections to inventory made at year end, causing net earnings to vary substantially from year to year in the fourth quarter.

QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------
     The following is a summary of selected quarterly financial data for each quarterly period beginning April 1, 2001 and ending March 31, 2003;

                Qtr. Ended      Qtr. Ended     Qtr. Ended    Qtr. Ended     Qtr. Ended    Qtr. Ended   Qtr. Ended    Qtr. Ended
                 06-30-01        09-30-01       12-31-01      03-31-02       06-30-02      09-30-02     12-31-02      03-31-03

Sales           $43,454,763     $45,810,043    $42,680,648   $49,255,077    $46,936,553   $45,337,615  $44,920,202   $48,974,287

Net
Mat'l
Costs            38,796,981      41,479,089     37,227,446    44,711,986     41,604,459    40,609,542   39,404,595    44,255,647

Gross
Margin            4,657,782       4,330,954      5,453,202     4,543,091      5,332,094     4,728,073    5,515,607     4,718,640

Other
Operating
Expenses(1)       4,778,648       5,817,873      7,671,738     5,710,106      5,382,108     5,229,594    7,840,146     6,022,971

Sundry
Income(1)          346,245        1,668,473      2,225,622     1,369,002        356,883       790,345    2,510,195     1,634,618

Pre-Tax Net
Earnings(2)        225,379          181,554          7,086       201,987        306,869       288,824      185,656       330,287

------------------------------
(1) Historically, sundry income has included income generated from our trade shows offset by expenses incurred from our trade shows. Starting with the quarter ended 12/31/02, we began to include expenses incurred from our trade shows in other operating expenses rather than offsetting sundry income. Therefore, in order to provide the data for other operating expenses and sundry income using a consistent calculation method, for each quarter in the table above, we include expenses incurred from our trade shows in other operating expenses rather than offsetting sundry income. This change has no effect on pre-tax net earnings.
(2) Excludes other comprehensive income/(loss).

TRENDS
------

     In connection with our business operations, we maintain various types of insurance coverage. As reflected in our numbers for the first three months of 2003, our insurance premium expenses have steadily increased, and are continuing to rise at a rate faster than experienced in past years. We expect that the trend toward increased insurance costs will continue for the foreseeable future, as part of a general nationwide trend in increased insurance premiums as a result of factors such as the events of September 11, 2001, recent insurance company losses, insurance company risk assessments. In addition, our property taxes are continuing to increase, and may increase in the future, due to the completion of our warehouse expansion project and general increases in tax assessments.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     FINANCIAL CONDITION AND LIQUIDITY During the period ending March 31, 2003, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and office furniture and equipment, to better meet the needs of our member-dealers. Net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show,
(ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy in our selling territories.

     During the first quarter of 2003 our cash and cash equivalents increased $2,356,812 as compared to the first quarter of 2002, versus an increase of $2,212,493 when comparing the same 2002 period to that of 2001. During the first three months of 2003, we generated cash flow from operating activities of $2,457,243, as compared to $2,612,187 in the first quarter of 2002. This decrease in cash flow in the 2003 period was principally attributable to a significant increase in inventory, which increased 41.8% compared to the same 2002 period, which was offset by smaller increases in both accounts receivable and accounts payable during the first quarter of 2003 than during the first quarter of 2002.

     Inventory had approximately 41,000 stockkeeping units in the period ending March 31, 2003, which were maintained in response to member-dealer demand for more breadth of inventory. The increase in inventory of $3,478,033 in the first three months of 2003, was significantly higher (41.8%) than the increase in inventory of $2,452,414 in the same period in 2002, due to decreased sales in the first quarter of 2003 as well as additional purchases to increase the breadth of inventory in order to meet our member-dealers' inventory requirements.

     Accounts payable increased $12,614,488 during the first three months of 2003 as compared to a smaller increase of $11,942,253 during the same period in 2002. The difference in the increase during these two periods was due primarily to variations in extended payment terms offered to us by suppliers, as well as a substantial increase in inventory.

     In the first three months of 2003 and 2002, accounts receivable increased $5,716,298 and $6,447,023, respectively. For both periods, this variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers at the spring trade shows.

     For the period ended March 31, 2003, net earnings plus other comprehensive earnings were $208,508, compared to $125,609 for the same 2002 period. This 66% increase was mainly attributable to the increase in gross margin and sundry income.

     Net cash used for investing activities decreased in the first quarter of 2003 as compared to the same period in 2002, declining from $92,303 in the first quarter of 2002 to $61,547 for the same period in 2003. The decrease in the first quarter of 2003 was due to a timing difference for purchases of capital expenditures, as well as the sale of older company vehicles which generated $42,690 in cash flow.

     Net cash used for financing activities was $310,617 in the period ending March 31, 2003 as compared to net cash used for financing activities of $2,808,389 during the same period in 2002. This considerable difference in the first quarters of 2003 and 2002 was principally attributable to funds being used during 2002 to pay down draws on the Company's line of credit which were made throughout 2001 to fund our warehouse expansion project.

     Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                               MARCH 31,             DECEMBER 31,            MARCH 31,
                                                  2003                   2002                   2002
                                               ----------            ------------            ----------

Working Capital                                $8,801,505            $8,593,861              $6,903,030

Current Ratio                                  1.3 to 1              1.4 to 1                1.2 to 1

Long-term Debt as Percentage
       of Capitalization                       7.1%                  5.5%                     7.1%

     During the remainder of 2003, we expect to further expand our existing customer base in our current selling territories. We will finance our expansion with anticipated increased revenues from sales to new member-dealers in these territories, and with receipts from the sale of stock to new and current member-dealers. We expect that expansion in these selling territories will have a beneficial effect on our ability to generate cash to meet our funding needs.

     In the first three months of 2003, we maintained a 95.6 percent service level (the measure of our ability to meet member-dealers' orders out of current stock) as compared to a service level of 96.0 percent for the same period of 2002. Inventory turnover was 5.9 times during the first three months of 2003 as compared to 6.2 times during the same 2002 period. This rate of inventory turnover, which is higher than the industry average of 5.3, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS
---------------------------------------
     Our contractual obligations for the next five years and thereafter are as follows:

                                                                      YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------------------------------
                                2003           2004            2005         2006          2007         THEREAFTER        TOTAL
                                ----           ----            ----         ----          ----         ----------        -----
Contractual
   Obligation:

Non-cancelable
  Operating Leases           $719,782      $  701,184       $640,014      $429,389      $366,609           -0-         $2,856,978

Credit Facility
  which expires in
  April 2004 (1)                  (1)             (1)            --            --            --              --               --

Notes Payable -
  Stock                       194,440         358,200         41,280        26,600       150,440           7,900          778,860

Notes Payable -
  Vendor
  Consignment                     -0-             -0-            -0-           -0-           -0-         247,463          247,463

Non-cancelable
  Capital Leases                9,780           9,780          9,780         4,081           -0-             -0-           33,421

                             $924,002      $1,069,164       $691,074      $460,070      $517,049        $255,363       $3,916,722
                             ========      ==========       ========      ========      ========        ========       ==========

------------------------------
(1) There was no balance outstanding on the Company's credit facility at March 31, 2003. The amounts outstanding under the credit facility fluctuate on a daily basis.

CAPITAL RESOURCES
-----------------
     In the three month periods ending March 31, 2003 and March 31, 2002, our investment in capital assets was $102,928 and $91,699, respectively. Approximately 63.0 percent ($64,794) of the amount expended in the first three months of 2003 was used to purchase company vehicles, 24.6 percent ($25,293) was used to upgrade warehouse equipment and 12.5 percent ($12,841) was used to purchase computer equipment. By comparison, of the total amount expended in the first three months of 2002, $49,972 (54.5%) was used to purchase company vehicles and $13,164 (14.4%) was used to purchase office furniture and equipment.

     In April, 2002, JP Morgan Chase Bank amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2004 maturity date. We use our unsecured $10 million revolving line of credit from time to time for our working capital and other financing needs. During the first three months of 2003, we borrowed $15,670,000 and repaid the entire amount from cash flow, leaving no outstanding balance under our line of credit on March 31, 2003. Our average outstanding balance on our line of credit for the first quarter of 2003 was $1,044,667.

     During the year 2003, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for capital expenditures for the remainder of the year include: approximately $10,000 to make building improvements, $50,000 to purchase warehouse equipment, $110,000 to upgrade computer equipment, $25,000 to improve our automobile fleet and $10,000 to purchase office furniture and equipment.

     Our cash position of $3,479,403 at March 31, 2003 is anticipated to be sufficient to fund all planned capital expenditures, although some third party financing, including draws on our line of credit, may be needed.


                     QUANTITATIVE & QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS
                     --------------------------------------

Not Applicable

                             CONTROLS AND PROCEDURES
                             -----------------------

     (e) Evaluation of Disclosure Controls and Procedures (e) Evaluation of Disclosure Controls and Procedures

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

     (f)  Changes in Internal Controls

          There were no significant changes in the Company's internal controls that could significantly affect such controls subsequent to the date of their evaluation.


                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

     For a discussion of our critical accounting policies and factors which relate to inventory, revenue recognition and allowance for doubtful accounts, and which remain unchanged, see our annual report on Form 10-K for the year ended December 31, 2002.

                     QUANTITATIVE & QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS
                     --------------------------------------

Not Applicable.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

     The statements contained in this report that are not historical facts are forward- looking statement as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, sales levels, the general condition of retail markets, levels of costs and margins, capital expenditures, liquidity, and competition. Such forward-looking statements generally are accompanied by words such as "plan," "budget," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company's financial results, levels of revenues, capital expenditures, capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received for or demand for the Company's goods, amounts of goods sold for reduced or no mark-up, a need for additional labor or transportation costs for delivery of goods, requirements for capital; general economic conditions or specific conditions in the retail hardware business; weather conditions; competition, as well as the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Interim results are not necessarily indicative of those for a full year.

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

*FILED HEREWITH

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




                                  HANDY HARDWARE WHOLESALE, INC.

                                  /s/ Don Jameson
                                  ------------------------------
                                  DON JAMESON
                                  President
                                  (Chief Executive Officer)


                                  /s/ Tina S. Kirbie
                                  ------------------------------
                                  TINA S. KIRBIE
                                  Executive Vice President
                                  Secretary and Treasurer
                                  (Chief Financial and Accounting Officer)





Date:  May 14, 2003

                                 CERTIFICATIONS

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board o directors (or persons performing the equivalent functions):

     d) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

                                               /s/ Don Jameson
                                               --------------------------------
                                               Don Jameson
                                               President
                                               (Chief Executive Officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board o directors (or persons performing the equivalent functions):

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

Date: May 14, 2003

                                                  /s/ Tina S. Kirbie
                                                  ------------------------------
                                                  Tina S. Kirbie
                                                  Executive Vice President
                                                  (Chief Financial Officer),
                                                  Secretary and Treasurer