Form 10-Q
period 2003-06-30
HANDY HARDWARE WHOLESALE INC
filed 2003-08-14
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                    of 1934.

                  For the quarterly period ended June 30, 2003.

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

The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 2003, was 10,240 shares of Class A Common Stock, $100 par value, and 79,556 shares of Class B Common Stock, $100 par value.

                                              HANDY HARDWARE WHOLESALE, INC.


                                                          INDEX
                                                          -----

PART I            Financial Information                                                 Page No.
                                                                                        -------


       Item       1.       Financial Statements

                     Condensed Balance Sheet June 30, 2003
                           and December 31, 2002 .......................            3    -     4

                     Condensed Statement of Earnings - Six Months
                           Ended June 30, 2003 and 2002.................                       5

                     Condensed Statement of Cash Flows - Six Months
                           Ended June 30, 2003 and 2002.................                       6

                     Notes to Condensed Financial Statements...........             7    -    14


       Item 2.             Management's Discussion & Analysis of Financial
                           Condition and Results of Operations............         15    -    21

       Item 3.             Quantitative & Qualitative Disclosures About
                           Market Risk....................................                    21

       Item 4.             Controls and Procedures........................                    21


PART II           Other Information

       Items 1.-3.         None                                                               22

       Item 4.       Submission of Matters to a Vote of Security Holders                      22

       Item 5.       Other Information - None                                                 22

       Item 6.       Exhibits                                                                 22

       Signatures                                                                             23

                                                   HANDY HARDWARE WHOLESALE, INC.
                                                       CONDENSED BALANCE SHEET

                                                                                        JUNE 30,                     DECEMBER 31,
                                                                                         2003                            2002
                                                                                      -----------                   ------------
     ASSETS
     ------

     CURRENT ASSETS
     --------------
        Cash                                                                          $ 2,230,357                   $ 1,394,324
        Accounts Receivable, net of                                                    12,094,172                    11,054,401
             subscriptions receivable in
             the amount of $73,771 for 2003
             and $51,120 for 2002
        Notes Receivable (Note 3)                                                             866                           552
        Inventory                                                                      20,878,254                    18,029,181
        Other Current Assets                                                              534,738                       122,850
        Prepaid Income Tax                                                                    -0-                       115,456
        Deferred Compensation Funded                                                       60,134                        60,134
                                                                                      -----------                   -----------
                                                                                      $35,798,521                   $30,776,898
                                                                                      -----------                   -----------

     PROPERTY, PLANT AND EQUIPMENT (NOTE 2)
     -------------------------------------
        At Cost Less Accumulated Depreciation
        of $7,510,957(2003) and $7,006,662 (2002)                                     $15,530,140                   $15,902,215
                                                                                      -----------                   -----------

     OTHER ASSETS
     ------------
        Notes Receivable (Note 3)                                                     $   257,615                   $   248,460
        Deferred Compensation Funded                                                      154,083                       180,436
        Other Noncurrent Assets                                                             5,664                         7,742
                                                                                      -----------                   -----------
                                                                                      $   417,362                   $   436,638
                                                                                      -----------                   -----------
     TOTAL ASSETS                                                                     $51,746,023                   $47,115,751
     ------------                                                                     ===========                   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     CURRENT LIABILITIES
     -------------------
         Notes Payable-Line of Credit                                                 $ 2,457,500                  $          0
         Notes Payable-Stock (Note 4)                                                     434,840                       324,280
         Notes Payable-Capital Lease                                                        9,780                         9,780
         Accounts Payable - Trade                                                      19,519,779                    20,214,196
         Other Current Liabilities                                                      1,290,619                     1,574,647
         Deferred Compensation Payable                                                     60,134                        60,134
         Federal Income Taxes Payable (Note 5)                                            122,276                           -0-
                                                                                      -----------                   -----------
                                                                                      $23,894,928                   $22,183,037
                                                                                      -----------                   -----------

     NONCURRENT LIABILITIES
     ----------------------
         Notes Payable-Line of Credit                                                 $ 2,457,500                   $         0
         Notes Payable-Stock (Note 4)                                                     259,700                       576,520
         Notes Payable-Capital Lease                                                       19,566                        24,456
         Notes Payable-Vendor                                                             257,204                       247,463
         Deferred Compensation Payable                                                    169,117                       180,436
         Deferred Income Taxes Payable (Note 5)                                           270,613                       272,837
                                                                                      -----------                   -----------
                                                                                      $ 3,433,700                   $ 1,301,712
                                                                                      -----------                   -----------

     TOTAL LIABILITIES                                                                $27,328,628                   $23,484,749
     -----------------                                                                -----------                   -----------

                         The accompanying notes are an integral part of the Condensed Financial Statements.

                                                                 3

                                                   HANDY HARDWARE WHOLESALE, INC.
                                                 CONDENSED BALANCE SHEET (CONTINUED)

                                                                                       JUNE 30,                    DECEMBER 31,
                                                                                         2003                         2002
                                                                                     -----------                   ------------
     STOCKHOLDERS' EQUITY
     --------------------
         Common Stock, Class A,
             authorized 20,000 shares, $100
             par value per share, issued
             10,610 & 10,250 shares                                                  $ 1,061,000                   $ 1,025,000
         Common Stock, Class B,
             authorized 100,000 shares, $100
             par value per share, issued
             79,899 & 75,475 shares                                                    7,989,900                     7,547,500
         Common Stock, Class B
             Subscribed 5,150.97 & 5,099.95
             shares                                                                      515,097                       509,995
                Less Subscription Receivable                                             (36,886)                      (25,560)
         Preferred Stock 7% Cumulative,
             authorized 100,000 shares, $100
             par value per share, issued
             82,782 & 78,332 shares                                                    8,278,200                     7,833,200
         Preferred Stock, Subscribed
             5,150.97 & 5,099.95 shares                                                  515,097                       509,995
                Less Subscription Receivable                                             (36,886)                      (25,560)
         Paid in Surplus                                                                 495,432                       483,336
                                                                                     -----------                   -----------
                                                                                     $18,780,954                   $17,857,906
         Less: Cost of Treasury Stock
             2,117.00 & -0- shares                                                      (211,700)                          -0-
                                                                                     ------------                 ------------
                                                                                     $18,569,254                   $17,857,906

         Retained Earnings exclusive of other
             comprehensive earnings (Note 7)                                           5,869,308                     5,805,131
         Retained Earnings applicable to other
             comprehensive earnings (Note 7)                                             (21,167)                      (32,035)
                                                                                     -----------                   -----------
                                                                                       5,848,141                     5,773,096
                                                                                     -----------                   -----------

             Total Stockholders' Equity                                              $24,417,395                   $23,631,002
                                                                                     -----------                   -----------

         TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                                                        $51,746,023                   $47,115,751
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

                                                   HANDY HARDWARE WHOLESALE, INC.
                                                   CONDENSED STATEMENT OF EARNINGS
                                                             (UNAUDITED)

                                                                     QUARTER                                  SIX MONTHS
                                                                  ENDED JUNE 30,                             ENDED JUNE 30,
                                                        ---------------------------------         ---------------------------------
                                                             2003                2002                 2003                 2002
                                                             ----                ----                 ----                 ----

REVENUES
--------
Net Sales                                               $ 46,362,123         $ 46,936,553         $ 95,336,410         $ 96,191,630
Sundry Income                                                991,776              886,924            2,626,394            2,255,926
                                                        ------------         ------------         ------------         ------------
TOTAL REVENUES                                          $ 47,353,899         $ 47,823,477         $ 97,962,804         $ 98,447,556
--------------                                          ------------         ------------         ------------         ------------

EXPENSE
-------
Net Mat'l. Costs                                        $ 40,728,187         $ 41,604,459         $ 84,983,834         $ 86,316,445
Payroll Costs                                              2,370,202            2,377,733            4,746,634            4,692,962
Other Operating Costs                                      3,633,635            3,491,181            7,251,328            6,836,470
Interest Expense                                              34,733               43,235               63,579               92,823
                                                        ------------         ------------         ------------         ------------
TOTAL EXPENSE                                           $ 46,766,757         $ 47,516,608         $ 97,045,375         $ 97,938,700
-------------                                           ------------         ------------         ------------         ------------

EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                                              $    587,142         $    306,869         $    917,429         $    508,856
-----------------                                       ------------         ------------         ------------         ------------

PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (NOTE 5 & 7)                                     (209,942)            (113,413)            (329,059)            (188,361)
----------------------                                  ------------         ------------         ------------         ------------

NET EARNINGS                                            $    377,200         $    193,456         $    588,370         $    320,495
------------                                                                                                           ------------

LESS ESTIMATED
DIVIDENDS ON
PREFERRED STOCK                                             (131,048)            (122,871)            (262,096)            (245,742)
---------------                                         ------------         ------------         ------------         ------------

NET EARNINGS
APPLICABLE
TO COMMON
STOCKHOLDERS                                            $    246,152         $     70,585         $    326,274         $     74,753
------------                                            ============         ============         ============         ============

NET EARNINGS
PER SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (NOTE 1)                                        $       2.64         $       0.80         $       3.55         $       0.86
---------------                                         ============         ============         ============         ============

OTHER COMPREHENSIVE EARNINGS (LOSS)
----------------------------------
Unrealized Gain (Loss)on
  Securities (Note 7)                                   $     20,501         $    (36,090)        $     16,467         $    (38,256)
Provision for Federal
  Income Tax (Note 5)                                         (6,971)              13,425               (5,599)              14,161
                                                        ------------         ------------         ------------         ------------
Other Comprehensive
  Earnings (Loss) Net
    of Tax                                              $     13,530         $    (22,665)        $     10,868         $    (24,095)
                                                        ------------         ------------         ------------         ------------
TOTAL COMPREHENSIVE
  EARNINGS (NOTE 7)                                     $    259,682         $     47,920         $    337,142         $     50,658
------------------                                      ------------         ------------         ------------         ------------

                         The accompanying notes are an integral part of the Condensed Financial Statements.

                                                        HANDY HARDWARE WHOLESALE, INC.
                                                           STATEMENT OF CASH FLOWS
                                                                 (UNAUDITED)
                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                     ------------------------------------------
                                                                                         2003                          2002
                                                                                         ----                          ----
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Net Earnings Plus Other Comprehensive
      Earnings (Note 7)                                                              $    599,238                  $    296,400
                                                                                     ------------                  ------------
         Adjustments to Reconcile Net Earnings to
              Net Cash Provided by Operating Activities:
                  Amortization                                                       $        441                  $        -0-
                  Depreciation                                                            512,527                       632,483
                  Gain on Sale of Property, Plant & Equipment                              (8,673)                          -0-
                  Increase(Decrease)in Deferred Income Tax                                 (2,224)                          851
                  Unrealized gain (increase) decrease
                    in fair market value of securities                                     28,634                        98,256

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                             $ (1,039,771)                 $   (571,188)
         (Increase) Decrease in Notes Receivable                                           (9,469)                          684
         Increase in Inventory                                                         (2,849,073)                 $ (2,359,696)
         (Increase) Decrease in Other Assets                                             (409,810)                       27,117
         Decrease in Prepaid Income Tax                                                   115,456                       130,706
         Increase in Note Payable-Vendor                                                    9,741                           -0-
         Increase (Decrease) in Accounts Payable                                         (694,417)                   (1,230,826)
         Increase (Decrease) in Other Liabilities                                        (284,028)                      (35,708)
         Increase in Federal Income Taxes Payable                                         122,276                           -0-
         Increase (Decrease) in Deferred Compensation Payabe                              (11,319)                      (67,777)
                                                                                     ------------                  ------------
              TOTAL ADJUSTMENTS                                                      $ (4,519,709)                 $ (3,375,098)
                                                                                     ------------                  ------------
              NET CASH PROVIDED BY (USED FOR)
              OPERATING ACTIVITIES                                                   $ (3,920,471)                 $ (3,078,698)
                                                                                     ------------                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Capital Expenditures                                                            $   (196,669)                 $   (166,210)
     Sale of Property, Plant & Equipment                                                   64,448                           -0-
     Reinvested dividends, interest & capital gains                                        (2,281)                       (1,215)
                                                                                     ------------                  ------------
         NET CASH USED FOR
         INVESTING ACTIVITIES                                                        $   (134,502)                 $   (167,425)
                                                                                     ------------                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Increase Note Payable - Line of Credit                                          $  4,915,000                  $  3,565,000
     Increase (Decrease) in Notes Payable - Stock                                        (206,260)                       87,760
     Increase (Decrease) in Notes Payable - Capital Lease                                  (4,890)                       (8,833)
     Increase in Subscription Receivable                                                  (22,652)                      (21,750)
     Proceeds From Issuance of Stock                                                      945,701                       900,474
     Purchase of Treasury Stock                                                          (211,700)                     (289,800)
     Dividends Paid                                                                      (524,193)                     (491,484)
                                                                                     ------------                  ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                   $  4,891,006                  $  3,741,367
                                                                                     ------------                  ------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                              $    836,033                  $    495,244

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          1,394,324                     1,41, 096
                                                                                     ------------                  ------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                             $  2,230,357                  $  1,906,340
                                                                                     ============                  ============
ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
     Interest Expense Paid                                                           $    63,579                   $     92,823
     Income Taxes Paid                                                                   214,606                        244,540

                         The accompanying notes are an integral part of the Condensed Financial Statements.

                                                                 6

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

(5)       EARNINGS PER SHARE:
          ------------------
          Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock, as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                       QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                       ----------------------      ------------------------
                                         2003          2002           2003          2002
                                         ----          ----           ----          ----

CALCULATION OF NET EARNINGS PER SHARE
      OF COMMON STOCK
Net Earnings Before Preferred
      Dividends                        $ 377,200     $ 193,456     $ 588,370     $ 320,495
Less: Estimated Dividends
      on Preferred Stock                (131,048)     (122,871)     (262,096)     (245,742)
                                       ---------     ---------     ---------     ---------
Net Earnings (Loss) Applicable
    to Common Shareholders             $ 246,152     $  70,585     $ 326,274     $  74,753

Weighted Average
    Shares of Common Stock
    (Class A & Class B)
    outstanding                           93,131        88,399        91,989        87,363

Net Earnings Per Share
of Common Stock                        $    2.64     $    0.80     $    3.55     $    0.86
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

          Because Handy is unable to anticipate the amount of the Preferred Stock dividends, it does not accrue a liability for the payment of those dividends on its balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, Handy shows (for the three and six month period) an estimated portion of the dividends to be paid in the first quarter of 2004 based on the dividends paid in the first quarter of 2003.

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the six months ended June 30, 2003 contained herein, therefore, are net of dividends actually paid during the first quarter of 2003 in the amount of $524,193.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment Consists of:
                                                           JUNE 30,                               DECEMBER 31,
                                                             2003                                     2002
                                                         -----------                              -----------

Land                                                     $ 3,207,866                              $ 3,207,866
Building & Improvements                                   15,490,576                               15,478,032
Furniture, Computer, Warehouse                             3,816,960                                3,715,818
Transportation Equipment                                     525,695                                  507,161
                                                         -----------                              -----------
                                                         $23,041,097                              $22,908,877

Less:  Accumulated Depreciation                           (7,510,957)                              (7,006,662)
                                                         -----------                              -----------
                                                         $15,530,140                              $15,902,215
                                                         ===========                              ===========

                                       8

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

Notes Receivable are classified as follows:

                                                              CURRENT PORTION                    NONCURRENT PORTION
                                                          -----------------------            ------------------------
                                                          JUNE 30,        DEC. 31,           JUNE 30,         DEC. 31,
                                                          -------         -------            -------          -------
                                                            2003            2002               2003             2002
                                                            ----            ----               ----             ----

Deferred Agreements                                       $   -0-        $   -0-             $257,615         $248,460
Installment Sale Agreements                                   866            552                  -0-              -0-
                                                          -------        -------             --------         --------
                                                          $   866        $   552             $257,615         $248,460
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

Notes payable - stock are classified as follows:

                                                              CURRENT PORTION                    NONCURRENT PORTION
                                                          -----------------------            ------------------------
                                                          JUNE 30,        DEC. 31,           JUNE 30,         DEC. 31,
                                                          -------         -------            -------          -------
                                                            2003            2002               2003             2002
                                                            ----            ----               ----             ----

                                                          $434,840       $324,280            $259,700         $576,520

Principal payments due over the next five years are as follows:

                                     2003                   434,840
                                     2004                    33,480
                                     2005                    41,280
                                     2006                    26,600
                                     2007                   150,440
                                     Thereafter               7,900
                                                            -------
                                                           $694,540
                                                           ========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES
---------------------

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

                                                                        SIX MONTHS ENDED                  YEAR ENDED
                                                                          JUNE 30, 2003               DECEMBER 31, 2002
                                                                        -----------------             -----------------

Excess of tax over book depreciation                                    $       1,544,057             $       1,540,784

Allowance for Bad Debt                                                            (48,714)                      (48,714)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                                (410,316)                     (400,500)

Deferred Compensation                                                            (289,107)                     (289,107)
                                                                        -----------------             -----------------
     Total                                                              $         795,920             $         802,463
     Statutory Tax Rate                                                                34%                           34%
                                                                        -----------------             -----------------
     Cumulative Deferred Income Tax Payable                             $         270,613             $         272,837
                                                                        =================             =================

     Classified as:
           Current Liability                                            $             -0-             $             -0-
           Noncurrent Liability                                                   270,613                       272,837
                                                                        -----------------             -----------------
                                                                              $   270,613             $         272,837
                                                                        =================             =================

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                        SIX MONTHS ENDED                  YEAR ENDED
                                                                          JUNE 30, 2003               DECEMBER 31, 2002
                                                                        -----------------             -----------------

Principal Components of Income Tax Expense
     Federal:
           Current
           -------
           Income tax paid                                              $          99,150             $          42,643
           Carry-over of prepayment from
              from prior year                                                     115,456                       201,897
           Refund received for overpayment
              from prior year                                                         -0-                           -0-
                                                                        -----------------             -----------------
                                                                        $         214,606             $         244,540
     Federal Income Tax Payable (Receivable)                                      122,276                       (71,191)
           Carry-over to subsequent year                                              -0-                           -0-
                                                                        -----------------             -----------------
             Income tax for tax reporting
                at statutory rate of 34%                                $         336,882             $         173,349
           Deferred
           --------
           Adjustments for financial reporting:
             Depreciation                                                           1,113                        11,191
             263A Uniform Capitalization Costs                                     (3,337)                      (10,340)
             Other                                                                    -0-                           -0-
                                                                        -----------------             -----------------
  Provision for federal income tax                                      $         334,658             $         174,200
                                                                        =================             =================

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

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - COMPONENTS OF COMPREHENSIVE EARNINGS (LOSS)
----------------------------------------------------
The following disclosures include those required by FASB 115 for financial statements beginning after December 15, 1997.

1. Deferred compensation funded in the amount of $214,217 on the Balance Sheet as a current asset in the amount of $60,134 and as a non-current asset in the amount of $154,083 at June 30, 2003, includes equity securities classified as investments available for sale in the amount of $214,217 at fair market value. The $214,217 includes $77,171 unrealized loss on securities resulting from the decrease in fair market value. The cost of the equity securities is $291,388.

     2.   Changes in Equity securities

                                                                      SIX MONTHS ENDED
                                                                       JUNE 30, 2003                 CUMULATIVE
                                                                      ----------------               ----------
     Beginning Balance-January 1, 2003                                 $   240,570                   $      -0-
     Purchases                                                                 -0-                      117,400
     Dividends, interest and capital gains                                   2,281                      173,988
     Unrealized gains (losses) on securities
           resulting from increase (decrease)
           in fair market value                                            (28,634)                     (77,171)
                                                                       -----------                   ----------
     Balance-June 30, 2003                                             $   214,217                   $  214,217
                                                                       ===========                   ==========

     3. Components of Net Earnings plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the six months ended June 30, 2003:

                                                        OTHER COMPREHENSIVE                     NET EARNINGS PLUS OTHER
                 NET EARNINGS                                 EARNINGS                           COMPREHENSIVE EARNINGS
                 ------------                           --------------------                    -----------------------
Earnings Before Provision                        Unrealized Gain
  For Federal Income Tax         $917,429         on Securities             $16,467     Net Earnings                     $588,370

Provision for                                    Provision for                          Other Comprehensive
  Federal Income Tax             (329,059)        Federal Income Tax         (5,599)             Gain                      10,868
                                 --------                                   -------                                      --------
                                                 Other Comprehensive                    Net Earnings Plus Other
Net Earnings                     $588,370         Gain                      $10,868     Comprehensive Gain               $599,238
                                 ========                                   =======                                      ========

        NET EARNINGS APPLICABLE TO                      OTHER COMPREHENSIVE                             TOTAL COMPREHENSIVE
           COMMON STOCKHOLDERS                                 EARNINGS                                      EARNINGS
        --------------------------                      -------------------                             -------------------
                                                 Unrealized Gain                             Net Earnings Applicable to
Net Earnings                     $588,370         on Securities               $16,467        Common Stockholders         $326,274

Less Estimated Dividends                         Provision for                               Other Comprehensive
 On Preferred Stock              (262,096)        Federal Income Tax           (5,599)         Gain                        10,868
                                 --------                                     -------                                    --------
Net Earnings Applicable                          Other Comprehensive                         Total Comprehensive
 to Common Stockholders          $326,274         Gain                        $10,868          Earnings                  $337,142
                                 ========                                     =======                                    ========

4.   Components of Retained Earnings
                                             RETAINED EARNINGS                RETAINED EARNINGS
                                             EXCLUSIVE OF OTHER               APPLICABLE TO OTHER
                                             COMPREHENSIVE GAIN               COMPREHENSIVE LOSS               TOTAL
                                             ------------------               -------------------              -----
     Balance-January 1, 2003                     $5,805,131                       $  (32,035)               $5,773,096
     Add: Net earnings (loss)
            6 months ended
          June 30, 2003                             588,370                           10,868                   599,238
     Deduct: Cash Dividends on
             Preferred Stock                        524,193                              -0-                   524,193
                                                 ----------                       ----------                ----------
     Balance-June 30, 2003                       $5,869,308                       $  (21,167)               $5,848,141
                                                 ==========                       ==========                ==========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - ACCOUNTS RECEIVABLE
----------------------------
     Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.

                                                          JUNE 30, 2003                 DECEMBER 31, 2002
                                                          -------------                 -----------------
Accounts Receivable                                        $12,216,657                     $11,154,235
Subscription Receivable                                        (73,771)                        (51,120)
Allowance for Doubtful Accounts                                (48,714)                        (48,714)
                                                           -----------                     -----------
Accounts Receivable, Net of
     Subscription Receivable and
     Allowance for Doubtful Accounts                       $12,094,172                     $11,054,401
                                                           ===========                     ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     With the continued weak recovery of the U.S. economy and cautious consumer confidence, net sales in the second quarter of 2003 decreased 1.2% ($574,430) from sales during the same period in 2002, compared to an 8.0% growth rate ($3,481,790) in sales in the second quarter of 2002 over 2001's second quarter sales.

     Net sales during the first six months of 2003 decreased 0.9% ($855,220) from sales during the same period in 2002, compared to a 6.9% increase in sales ($6,178,778) for the same period in 2002 over 2001.

     NET SALES. Despite the overall economy and consumer confidence failing to fully rebound, sales growth during the first six months of 2003 in five of our nine selling territories was more robust than in the first six months of 2002. By contrast, four territories, the Houston Territory, the North Texas, Dallas and Fort Worth territory, the Austin, Brenham and Central Texas territory and the Oklahoma territory, continue to experience pressure from large retail warehouses which have eroded the market share of independent hardware stores in those selling territories. In addition, poor weather conditions, recent purchase reductions by two multi-store member-dealers, coupled with the loss of two significant member-dealers during 2002, contributed to the decline in these four territories. In the Houston area reduced purchases from two multi-store member-dealers resulted in a $1,339,735 reduction in sales income. In the Dallas, Fort Worth, North Texas area, sales were reduced by $807,286 due to the loss of a seven store member-dealer during 2002. In the Austin, Brenham and Central Texas area, the loss of one dealer during 2002 resulted in a decrease in sales income of $538,712. Further, sales in the Oklahoma territory appear to be lagging behind 2002 sales levels due to the poor weather and the lagging economy in this area.

     The following table summarizes sales during the first six months of 2002 and 2003 by sales territory:

                                                  First Six Months 2003                             First Six Months 2002
                                      -----------------------------------------------         --------------------------------
                                                              % Increase
                                                              (Decrease)
                                                              in Sales
                                                           Compared to First    % of                                   % of
                                                               Six Months       Total                                  Total
Sales Territory                          Sales                  of 2002         Sales             Sales                Sales
---------------                       -----------         ------------------    -----          -----------             ------
Houston Area                          $18,655,277              (12.9%)         19.6%          $ 21,418,739              22.3%

Victoria, San Antonio,
Corpus Christi & Rio
Grande Valley Area(1)                  20,275,199                0.4%           21.3%           20,185,793              21.0%

North Texas, Dallas
& Fort Worth Area                      10,162,628               (8.0%)          10.7%           11,051,344              11.5%

Austin, Brenham &
Central Texas Area                     11,631,155               (2.8%)          12.2%           11,968,420              12.5%

West Texas, New Mexico
Area                                    3,781,643               37.4%            4.0%            2,752,623               2.9%

Southern Louisiana Area                 7,960,184                7.6%            8.3%            7,401,280               7.7%

Baton Rouge, New Orleans,
Mississippi, Alabama &
Florida Area                            8,464,013               11.1%            8.9%            7,615,938               7.9%

Arkansas Area                           8,317,774               10.9%            8.7%            7,498,677               7.8%

Oklahoma Area                           5,961,303               (3.7%)           6.3%            6,188,242               6.4%
                                      -----------                               -----          -----------             -----

         Totals:                      $95,209,176 (2)                          100.0%          $96,081,056(2)          100.0%
                                      ===========                              =====           ===========             =====

(1)  Includes sales to Colorado, Mexico and Central America member-dealers.
(2)  Total does not include miscellaneous sales to employees.

     NET MATERIAL COSTS AND REBATES Net material costs for the second quarter and first six months of 2003 were $40,728,187 and $84,983,834, respectively, compared to $41,604,459 and $86,316,445, respectively, for the same periods in 2002. Net material costs for the second quarter and first six months of 2003 decreased 2.1 percent and 1.5 percent, respectively, from the same periods in 2002. The decreases in net material costs were slightly greater than the decreases in net sales for the same periods. As a result, net material costs were 87.8 percent of net sales in the second quarter of 2003, as compared to
88.6 percent of sales for the same period in 2002, while for the first six months of 2003 and 2002 net materials costs were 89.1 percent and 89.7 percent of sales, respectively. The relative stability in net material costs as a percentage of net sales, was primarily the result of improved warehouse efficiencies, which resulted in savings for the second quarter and the first six months of 2003 of $133,520 and $334,816 respectively.

     PAYROLL COSTS Payroll costs for the second quarter decreased slightly by $7,531 while the increase in payroll costs of $53,672 for the first six months of 2003 resulted from the salary increases needed to attract or retain high-quality employees. However, this increase for the first half of 2003 was significantly offset by a $128,102 decline in overtime payroll costs as we continue to improve efficiencies, particularly in managing sales from our warehouse facility. As a result, payroll costs for the first six months of 2003 rose only slightly (1.14%) over the costs for the same period in 2002.

     Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the second quarter of 2003 and 2002 constituted 5.0 percent of both net sales and total expenses. Payroll costs were 4.8 percent of both net sales and total expenses for the first six months of both 2003 and 2002. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     OTHER OPERATING COSTS During the second quarter and the first six months of 2003, other operating costs increased $142,454 (4.1%) and $414,858 (6.1%), respectively, compared to the same periods of 2002. Other operating costs also increased as a percentage of total expenses, accounting for 7.8% of total expenses in the second quarter of 2003 as compared to 7.3% of total expenses for the second quarter of 2002. For the six month period ending June 30, 2003, other operating costs were 7.5% of total expenses as compared to 7.0% of total expenses during the same period in 2002. The increase in other operating costs in the second quarter of 2003 can be attributed to an increase in property taxes of $45,000 and an increase in truck fuel costs of $80,198, while the increase in other operating costs in the first six months of 2003 resulted from an increase in the accrual for insurance of $31,559, an increase in the accrual for property taxes of $126,000 and an increase in truck fuel costs of $250,345.

NET EARNINGS AND EARNINGS PER SHARE
-----------------------------------
     NET EARNINGS - SECOND QUARTER Although net sales for the second quarter of 2003 decreased $574,430 (1.2%), net material costs for the same period decreased $876,272 (2.1%) compared in both cases to levels in the second quarter of 2002, resulting in an increase in gross margin of $301,842 (5.7%). The significant increase in gross margin, as well as the increase in other income of $104,852, were only partially offset by an increase in other operating costs of $142,454 (4.1%). Thus after tax net earnings increased $183,744 (95.0%), from $193,456 in the second quarter of 2002 to $377,200 for the same 2003 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive gains resulted in total comprehensive earnings for 2003's second quarter of $259,682, compared to total comprehensive earnings of only $47,920 for the same 2002 period, for an overall increase of $211,762. This five fold increase was mainly attributable to the increase in net earnings before estimated dividends in the second quarter of 2003 (2003-$377,200 versus 2002-$193,456).

     NET EARNINGS - FIRST SIX MONTHS Although net sales for the first six months of 2003 decreased $855,220 (0.9%), net material costs for the same period decreased $1,332,611 (1.5%) compared in both cases to levels in the first six months of 2002, resulting in an increase in gross margin of $477,391 (4.8%). The increase in gross margin, as well as the substantial increase in other income of $370,468, were only partially offset by an increase of $53,672 in payroll costs (1.1%) and a substantial increase in other operating costs of $414,858 (6.1%). Thus after tax net earnings increased $267,875 (83.6%), from $320,495 in the first half of 2002 to $588,370 for the same 2003 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive gains resulted in total comprehensive earnings for the first half of 2003 of $337,142, compared to total comprehensive earnings of $50,658 for the same 2002 period, for an overall increase of $286,484. This six fold increase was mainly attributable to the increase in net earnings before estimated dividends in the first six months of 2003 (2003-$588,370 versus 2002-$320,495).

     EARNINGS PER SHARE Our earnings per share increased more than three fold in the comparative second quarters and increased more than four fold for the first six months of 2003 as compared to the same period of 2002, from a net earnings per share of $0.80 for the 2002 second quarter, to net earnings per share of $2.64 for the same 2003 periods and an increase in six months earnings per share from $0.86 per share in the 2002 period to $3.55 per share for the 2003 period. The increase in 2003 is due to the factors previously discussed, as well as estimated dividends accrued in both the second quarter and first six months of 2003 representing a smaller percentage of 2003 net earnings than estimated dividends accrued in the same 2002 periods (second quarter 2003-34.7% versus second quarter 2002-63.5%; and first six months of 2003-44.5% versus first six months of 2002-76.7%).

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

SEASONALITY
-----------
     Our quarterly net earnings traditionally vary based on the timing of events which affect our sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. However, our overall sales levels often increase during the trade shows, which, in some years, offsets the effect of increased direct sales. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates or miscellaneous income, or due to weather conditions and the economic conditions in our selling territories. For example, during the first and second quarters of 2003, the cumulative effect of the various timing differences, as well as slightly improved economic conditions in most of our selling territories, caused a dramatic increase in net earnings for those periods. In addition, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. This decrease in sales, however, is offset in most years by corrections to inventory made at year end, causing net earnings to vary substantially from year to year in the fourth quarter.

QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for each quarterly period beginning September 1, 2001 and ending June 30, 2003:

                 Qtr. Ended     Qtr. Ended     Qtr. Ended     Qtr. Ended     Qtr. Ended    Qtr. Ended    Qtr. Ended
                  09-30-01       12-31-01       03-31-02       06-30-02       09-30-02      12-31-02      03-31-03       06-30-03

Sales           $45,810,043     $42,680,648    $49,255,077   $46,936,553    $45,337,615   $44,920,202    $48,974,287   $46,362,123

Net
Mat'l
Costs            41,479,089      37,227,446     44,711,986    41,604,459     40,609,542    39,404,595     44,255,647    40,728,187

Gross
Margin            4,330,954       5,453,202      4,543,091     5,332,094      4,728,073     5,515,607      4,718,640     5,633,936

Other
Operating
Expenses(1)       5,817,873       7,671,738      5,710,106     5,382,108      5,229,594     7,840,146      6,022,971     6,038,570

Sundry
Income(1)         1,668,473       2,225,622      1,369,002       356,883        790,345     2,510,195      1,634,618       991,776

Pre-Tax Net
Earnings(2)        181,554            7,086        201,987       306,869        288,824       185,656        330,287       587,142

(1) Historically, sundry income has included income generated from our trade shows offset by expenses incurred for our trade shows. Starting with the quarter ended 12/31/02, we began to include expenses incurred for our trade shows in other operating expenses rather than offsetting sundry income. Therefore, in order to provide the data for other operating expenses and sundry income using a consistent calculation method, for each quarter in the table above, we have included expenses incurred from our trade shows in other operating expenses rather than offsetting sundry income. This change has no effect on pre-tax net earnings.
(2) Excludes other comprehensive income/(loss).

TRENDS
------
     In connection with our business operations, we maintain various types of insurance coverage. As reflected in our numbers for the first six months of 2003, our insurance premium expenses have steadily increased, and are continuing to rise at a rate faster than experienced in past years. We expect that the trend toward increased insurance costs will continue for the foreseeable future, as part of a general nationwide trend in increased insurance premiums as a result of factors such as the events of September 11, 2001, recent insurance company losses and insurance company risk assessments. In addition, our property taxes are continuing to increase and may increase in the future, due to the completion of our warehouse expansion project and general increases in tax assessments.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------
     FINANCIAL CONDITION AND LIQUIDITY During the period ending June 30, 2003, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and office furniture and equipment, to better meet the needs of our member-dealers. Net cash provided by operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy in our selling territories.

     During the first six months of 2003 our cash and cash equivalents increased only $324,017 as compared to an increase of $2,356,812 in the first six months of 2002. During the first six months of 2003, we used cash flow from operating activities of $3,920,471, as compared to $3,078,698 in the first six months of 2002. This decrease in cash flow in the 2003 period was principally attributable to a significant increase in inventory, which increased 20.7% compared to the same 2002 period, as well as accounts receivable increasing more than accounts payable decreased during the first half of 2003 compared to the first half of 2002.

     Inventory had approximately 42,000 stockkeeping units in the period ending June 30, 2003, which were maintained in response to member-dealer demand for more breadth of inventory. The increase in inventory of $2,849,073 in the first six months of 2003, was significantly higher (20.7%) than the increase in inventory of $2,359,696 in the same period in 2002, due to decreased sales in the first six months of 2003, as well as additional purchases to increase the breadth of inventory in order to meet our member-dealers' inventory requirements.

     Accounts payable decreased $694,417 during the first six months of 2003 as compared to a larger decrease of $1,230,826 during the same period in 2002. The difference in the decreases during these two periods was due primarily to variations in extended payment terms offered to us by suppliers.

     In the first six months of 2003 and 2002, accounts receivable increased $1,039,771 and $571,188, respectively. For both periods, this variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers at the spring trade shows.

     Net cash used for investing activities decreased in the first six months of 2003 as compared to net cash used in the same period in 2002, declining from $167,425 in the first six months of 2002 to $134,502 for the same period in 2003. The decrease in the first six months of 2003 was due to a timing difference in purchases of capital equipment, as well as the sale of older company vehicles which generated $64,448 in cash flow.

     Net cash provided by financing activities was $4,891,006 in the period ending June 30, 2003 as compared to net cash provided by financing activities of $3,741,367 during the same period in 2002. This considerable difference in the first halves of 2003 and 2002 was principally attributable to funds being used during 2002 to support the increases to inventory and to offset the timing difference in receipt of payments from member-dealers.

     Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of our working capital and our current ratio (current assets to current liabilities), as well as the year-to-year improvement of our long-term debt as a percentage of capitalization, as shown in the following table:

                                                 JUNE 30,              DECEMBER 31,             JUNE 30,
                                                   2003                   2002                    2002
                                               -----------           -------------            ----------

Working Capital                                $11,903,593            $8,593,861              $10,679,497

Current Ratio                                    1.5 to 1              1.4 to 1                 1.4 to 1

Long-term Debt as Percentage
       of Capitalization                          14.1%                   5.5%                    19.8%

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

     In the first six months of 2003, we maintained a 96.2 percent service level (the measure of our ability to meet member-dealers' orders out of current stock) as compared to a service level of 95.9 percent for the same period of 2002. Inventory turnover was 5.9 times during the first six months of 2003 as compared to 6.1 times during the same 2002 period. This rate of inventory turnover, which is higher than the industry average of 5.3, is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS
---------------------------------------
     As of June 30, 2003, our contractual obligations for the remainder of 2003 and the next four years and thereafter are as follows:

                                                    YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------------------------------------------
                                2003             2004           2005         2006         2007         THEREAFTER         TOTAL
                                ----             ----           ----         ----         ----         ----------         -----

Contractual
   Obligation:

Non-cancelable
  Operating Leases           $  719,782      $  701,184    $  640,014     $429,389      $366,609             -0-       $2,856,978

Credit Facility
  which expires in
  April 2005(1)                      --              --     4,915,000           --            --              --        4,915,000

Notes Payable -
  Stock                         194,440         358,200        41,280       26,600       150,440           7,900          778,860

Notes Payable -
  Vendor
  Consignment                       -0-             -0-           -0-          -0-           -0-         247,463          247,463

Non-cancelable
  Capital Leases                  9,780           9,780         9,780        4,081           -0-             -0-           33,421

                             $  924,002      $1,069,164    $5,606,074     $460,070      $517,049        $255,363       $8,831,722
                             ==========      ==========    ==========     ========      ========        ========       ==========

(1) The amounts outstanding under our credit facility fluctuate on a daily basis.

CAPITAL RESOURCES
-----------------
     In the six month periods ending June 30, 2003 and June 30, 2002, our investment in capital assets was $196,669 and $166,210, respectively. Approximately 42.2 percent ($82,984) of the amount expended in the first six months of 2003 was used to purchase company vehicles, 30.8 percent ($60,563) was used to upgrade warehouse equipment and 12.6 percent ($24,803) was used to purchase computer equipment. By comparison, of the total amount expended in the first six months of 2002, $51,152 (30.8%) was used to purchase warehouse equipment, $49,972 (30.1%)was used to purchase company vehicles, $30,090 (18.1%) was used to purchase computer equipment and member-dealer order entry terminals, and $19,852 (11.9%) was used to purchase office furniture and equipment.

In April, 2003, JP Morgan Chase Bank amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2005 maturity date. We use our unsecured $10 million revolving line of credit from time to time for our working capital and other financing needs. Historically, we generally have paid amounts outstanding on our line of credit before contractually obligated to do so. Based on past practice, our balance sheet reflects one-half of the amount outstanding on our line of credit as a current liability and one-half as a noncurrent liability. During the first six months of 2003, we borrowed $28,074,000 and repaid $23,159,000 from cash flow, leaving an outstanding balance under our line of credit of $4,915,000 on June 30, 2003. Our average outstanding balance on our line of credit for the first six months of 2003 was $1,569,972. We have no off balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

During the year 2003, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays for capital expenditures anticipated for the remainder of the year include: approximately $10,000 to make building improvements, $50,000 to purchase warehouse equipment, $95,000 to upgrade computer equipment, $25,000 to improve our automobile fleet and $10,000 to purchase office furniture and equipment.

Our cash position of $2,230,357 at June 30, 2003 is anticipated to be sufficient to fund all planned capital expenditures for the remainder of the year, although some third party financing, including draws on our line of credit, may be needed.

                          CRITICAL ACCOUNTING POLICIES

     For a discussion of our critical accounting policies and factors which relate to inventory, revenue recognition and allowance for doubtful accounts, and which remain unchanged, see our annual report on Form 10-K for the year ended December 31, 2002.

                           FORWARD-LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are forward- looking statement as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward- looking statements may be or may concern, among other things, sales levels, the general condition of retail markets, levels of costs and margins, capital expenditures, liquidity, and competition. Such forward-looking statements generally are accompanied by words such as "plan," "budget," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward- looking statements made by or on behalf of the Company, including those regarding the Company's financial results, levels of revenues, capital expenditures, capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received for or demand for the Company's goods, amounts of goods sold for reduced or no mark-up, a need for additional labor or transportation costs for delivery of goods, requirements for capital; general economic conditions or specific conditions in the retail hardware business; weather conditions; competition, as well as the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Interim results are not necessarily indicative of those for a full year.

Item 3.    QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable

Item 4.    CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, they have concluded that such disclosure controls and procedures are effective, in all material respects, in communicating to them on a timely basis material information relating to the Company required under the Exchange Act to be disclosed in this Quarterly Report.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect such internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS - NONE

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Annual Shareholders  Meeting held on April 21, 2003, CRAIG
               E. BLUM, BEN J. JONES and LEROY WELBORN were elected to serve as Directors of the Company for three- year terms. Additionally, DON JAMESON, President of the Company, was elected to serve as Director for a one-year term. The other Directors continuing to serve are: DOUG ASHY, JR., WILLIAM R. HILL and JIMMY T. PATE, whose terms will expire at the Annual Shareholders Meeting to be held in April 2004, and SUSIE BRACHT-BLACK and SUZANNE ELLIOTT, whose terms will expire at the Annual Shareholders Meeting in May 2005.

                                       NO. OF VOTES            NO. OF VOTES         NO. OF VOTES
NOMINEES FOR DIRECTORS                      FOR                   AGAINST              ABSTAIN             APPROVAL
----------------------                  ------------            ------------         ------------          --------

CRAIG E. BLUM                               5540                     200                  -0-                 YES
BEN J. JONES                                5530                     210                  -0-                 YES
LEROY WELBORN                               5540                     200                  -0-                 YES
DON JAMESON                                 5530                     210                  -0-                 YES

     A proposal to amend the Company's bylaws to change the number of directors from ten to between eight and ten, to classify the board of directors into three classes of directors and to provide that a vacancy on the board of directors shall be filled no later than the date of the fourth meeting of the board of directors following the occurrence of a vacancy was approved by the shareholders.

         NO. OF VOTES                   NO. OF VOTES                  NO. OF VOTES
             FOR                           AGAINST                       ABSTAIN                       APPROVAL
         ------------                   ------------                  ------------                     --------
             5150                           320                            270                            YES

ITEM 5.        OTHER INFORMATION - NONE

ITEM 6.        EXHIBITS & REPORTS ON FORM 8-K

               (a)      Exhibits


                                     Exhibit Number
                                     --------------

         *10.1 Revolving Promissory Note and Seventh Amendment to Amendment and Restatement of Credit Agreement between the Company and JPMorgan Chase Bank dated April 30, 2003

         *31.1      Certification   of  Chief  Executive   Officer  Pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002

         *31.2      Certification   of  Chief  Financial   Officer  Pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002

         *32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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





Date:  August 14, 2003
       ----------------