Form 10-Q
period 2003-09-30
HANDY HARDWARE WHOLESALE INC
filed 2003-11-13
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 2003.

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

The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 2003, was 10,220 shares of Class A Common Stock, $100 par value, and 81,637 shares of Class B Common Stock, $100 par value.

                        HANDY HARDWARE WHOLESALE, INC.


                                                      INDEX



PART I   Financial Information                                                                             Page No.
                                                                                                           -------

         Item     1. Financial Statements

                     Condensed Balance Sheet - September 30, 2003
                           and December 31, 2002...........................................................3 -  4

                     Condensed Statement of Earnings - Nine Months
                           Ended September 30, 2003 and 2002...............................................     5

                     Condensed Statement of Cash Flows - Nine Months
                           Ended September 30, 2003 and 2002...............................................     6

                     Notes to Condensed Financial Statements...............................................7 - 14


         Item 2.  Management's Discussion & Analysis of Financial
                           Condition and Results of Operations............................................15 - 20

         Item 3.  Quantitative & Qualitative Disclosures About
                           Market Risk.....................................................................    21

         Item 4.  Controls and Procedures .................................................................    21


PART II  Other Information


         Items 1-5. None   ................................................................................    22

         Item  6. Exhibits ................................................................................    22

         Signatures        ................................................................................    23

                                         HANDY HARDWARE WHOLESALE, INC.
                                             CONDENSED BALANCE SHEET

                                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                                2003                     2002
                                                                            -------------            ------------
     ASSETS
     ------

     CURRENT ASSETS
     --------------
        Cash                                                                 $ 2,881,366             $ 1,394,324
        Accounts Receivable, net of
             subscriptions receivable in the
             amount of $114,217 for 2003 and
             $51,120 for 2002                                                 17,778,335              11,054,401
        Notes Receivable (Note 3)                                                 10,005                     552
        Inventory                                                             20,228,945              18,029,181
        Deferred Compensation Funded                                              60,134                  60,134
        Other Current Assets                                                     607,392                 122,850
        Prepaid Income Tax                                                           -0-                 115,456
                                                                             -----------             -----------
                                                                             $41,566,177             $30,776,898
                                                                             -----------             -----------
     PROPERTY, PLANT AND EQUIPMENT (Note 2)
     -------------------------------------
        At Cost Less Accumulated Depreciation
        of $7,773,557(2003) and $7,006,662 (2002)                            $15,349,500             $15,902,215
                                                                             -----------             -----------

     OTHER ASSETS
     ------------
        Notes Receivable (Note 3)                                            $   244,280             $   248,460
        Deferred Compensation Funded                                             158,584                 180,436
        Other Noncurrent Assets                                                    9,142                   7,742
                                                                             -----------             -----------
                                                                             $   412,006             $   436,638
                                                                             -----------             -----------
     TOTAL ASSETS                                                            $57,327,683             $47,115,751
     ------------                                                            ===========             ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     CURRENT LIABILITIES
     -------------------
        Note Payable-Line of Credit                                          $ 2,400,000             $       -0-
        Notes Payable-Stock (Note 4)                                             344,920                 324,280
        Notes Payable-Capital Lease                                               12,244                   9,780
        Accounts Payable - Trade                                              24,732,925              20,214,196
        Other Current Liabilities                                              1,391,229               1,574,647
        Deferred Compensation Payable                                             60,134                  60,134
        Federal Income Taxes Payable (Note 5)                                      7,508                     -0-
                                                                             -----------             -----------
                                                                             $28,948,960             $22,183,037
                                                                             -----------             -----------
     NONCURRENT LIABILITIES
     ----------------------
        Note Payable-Line of Credit                                          $ 2,400,000             $       -0-
        Notes Payable-Stock (Note 4)                                             246,500                 576,520
        Notes Payable-Capital Lease                                               25,660                  24,456
        Notes Payable-Vendor                                                     242,759                 247,463
        Deferred Compensation Payable                                            158,584                 180,436
        Deferred Income Taxes Payable (Note 5)                                   257,745                 272,837
                                                                             -----------             -----------
                                                                             $ 3,331,248             $ 1,301,712
                                                                             -----------             -----------

     TOTAL LIABILITIES                                                       $32,280,208             $23,484,749
     -----------------                                                       -----------             -----------

               The accompanying notes are an integral part of the Condensed Financial Statements.

                                         HANDY HARDWARE WHOLESALE, INC.
                                       CONDENSED BALANCE SHEET (CONTINUED)

                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                              2003                      2002
                                                                           ------------             -----------
STOCKHOLDERS' EQUITY
    Common Stock, Class A,
        authorized 20,000 shares, $100
        par value per share, issued
        10,740 & 10,250 shares                                           $  1,074,000              $  1,025,000
    Common Stock, Class B,
        authorized 100,000 shares, $100
        par value per share, issued
        82,143 & 75,475 shares                                              8,214,300                 7,547,500
    Common Stock, Class B
        Subscribed 5,424.37 & 5,099.95
        shares                                                                542,437                   509,995
           Less Subscription Receivable                                       (57,109)                  (25,560)
    Preferred Stock 7% Cumulative,
        authorized 100,000 shares, $100
        par value per share, issued
        85,046 & 78,332 shares                                              8,504,600                 7,833,200
    Preferred Stock, Subscribed
        5,424.37 & 5,099.95 shares                                            542,437                   509,995
    Less Subscription Receivable                                              (57,109)                  (25,560)
    Paid in Surplus                                                           498,973                   483,336
                                                                         ------------              ------------

                                                                         $ 19,262,529              $ 17,857,906
    Less: Cost of Treasury Stock
        2,739.00 & -0- shares                                                (273,900)                      -0-
                                                                         ------------              ------------
                                                                         $ 18,988,629              $ 17,857,906

  Retained Earnings exclusive of other
        comprehensive earnings (Note 7)                                     6,077,587                 5,805,131
  Retained Earnings (loss) applicable to
        other comprehensive earnings (Note 7)                                 (18,741)                  (32,035)
                                                                         ------------              ------------
                                                                            6,058,846                 5,773,096
                                                                         ------------              ------------
        Total Stockholders' Equity                                       $ 25,047,475              $ 23,631,002
                                                                         ------------              ------------

  TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                                                   $ 57,327,683              $ 47,115,751
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

                                                4

                                         HANDY HARDWARE WHOLESALE, INC.
                                         CONDENSED STATEMENT OF EARNINGS
                                                   (UNAUDITED)

                                                         QUARTER                         NINE MONTHS
                                                   ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                            -------------------------------     -------------------------------
                                                 2003              2002             2003               2002
                                                 ----              ----             ----               ----

REVENUES
--------
Net Sales                                   $  49,947,734     $  45,337,615     $ 145,284,144     $ 141,529,245
Sundry Income                                   1,705,174         1,434,773         4,331,568         3,690,699
                                            -------------     -------------     -------------     -------------
TOTAL REVENUES                              $  51,652,908     $  46,772,388     $ 149,615,712     $ 145,219,944
--------------                              -------------     -------------     -------------     -------------

EXPENSE
-------
Net Mat'l. Costs                            $  44,879,936     $  40,609,542     $ 129,863,770     $ 126,925,987
Payroll Costs                                   2,418,962         2,351,562         7,165,596         7,044,524
Other Operating Costs                           3,996,158         3,472,111        11,247,486        10,308,581
Interest Expense                                   31,689            50,349            95,268           143,172
                                            -------------     -------------     -------------     -------------
TOTAL EXPENSE                               $  51,326,745     $  46,483,564     $ 148,372,120     $ 144,422,264
-------------                               -------------     -------------     -------------     -------------

NET EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                                  $     326,163     $     288,824     $   1,243,592     $     797,680
-------------------                         -------------     -------------     -------------     -------------

PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5 & 7)                          (117,884)         (104,571)         (446,943)         (292,932)
----------------------                      -------------     -------------     -------------     -------------

NET EARNINGS                                $     208,279     $     184,253     $     796,649     $     504,748
------------

LESS ESTIMATED
DIVIDENDS ON
PREFERRED STOCK                                  (131,048)         (122,871)         (393,144)         (368,613)
---------------                             -------------     -------------     -------------     -------------
NET EARNINGS
APPLICABLE
TO COMMON
STOCKHOLDERS                                $      77,231     $      61,382     $     403,505     $     136,135
------------                                =============     =============     =============     =============

NET EARNINGS
PER SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                            $        0.81     $        0.69     $        4.36     $        1.55
----------------                            -============     =============     =============     =============

OTHER COMPREHENSIVE EARNINGS (LOSS)
----------------------------------
Unrealized Earnings (Loss)
  on Securities (Note 7)                    $       3,676     $     (36,690)    $      20,143     $     (74,946)
Provision for Federal
  Income Tax (Note 5)                              (1,250)           11,321            (6,849)           25,482
                                            -------------     -------------     -------------     -------------
Other Comprehensive
  Earnings (Loss)
  Net of Tax                                $       2,426     $     (25,369)    $      13,294     $     (49,464)
                                            -------------     -------------     -------------     -------------
TOTAL COMPREHENSIVE
  EARNINGS (Note 7)                         $      79,657     $      36,013     $     416,799     $      86,671
-------------------                         -------------     -------------     -------------     -------------

               The accompanying notes are an integral part of the Condensed Financial Statements.

                                         HANDY HARDWARE WHOLESALE, INC.
                                             STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)
                                                                           NINE MONTHS ENDED         SEPTEMBER 30,
                                                                                 2003                    2002
                                                                           -----------------         ------------
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Net Earnings Plus Other Comprehensive
      Earnings (Note 7)                                                      $   809,943            $   455,284
                                                                             -----------            -----------
         Adjustments to Reconcile Net Earnings to
              Net Cash Provided by Operating Activities:
                  Amortization                                               $       563            $       -0-
                  Depreciation                                                   780,246                950,075
                  Gain on Sale of Property, Plant
                   & Equipment                                                   (13,351)                   -0-
                  Increase (Decrease) in Deferred
                   Income Tax                                                    (15,092)                 1,584
                  Unrealized loss
                    In fair market value of securities                            24,958                 74,946

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                     $(6,723,934)           $(1,594,068)
         (Increase) Decrease in Notes Receivable                                  (5,273)                24,860
         Increase in Inventory                                                (2,199,764)            (1,205,390)
         (Increase)Decrease in Other Assets                                     (486,505)                99,477
         Decrease in Prepaid Income Tax                                          115,456                201,897
         Decrease in Note Payable-Vendor                                          (4,704)               (25,606)
         Increase (Decrease) in Accounts Payable                               4,518,729             (1,331,009)
         Decrease in Other Liabilities                                          (183,418)               (12,999)
         Increase in Federal Income Taxes Payable                                  7,508                 21,326
         Decrease in Deferred Compensation Payable                               (21,852)              (116,144)

              TOTAL ADJUSTMENTS                                              $(4,206,433)           $(2,911,051)
                                                                             -----------            -----------
              NET CASH USED FOR
              OPERATING ACTIVITIES                                           $(3,396,490)           $(2,455,767)
                                                                             -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Capital Expenditures                                                    $  (316,814)           $  (359,288)
     Sale of Property, Plant & Equipment                                         102,634                    -0-
     Payment From Deferred Compensation Funded                                       -0-                 60,000
     Reinvested dividends, interest & capital gains                               (3,106)                (1,833)
                                                                             -----------            -----------
              NET CASH USED FOR INVESTING ACTIVITIES                         $  (217,286)           $  (301,121)
                                                                             -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Increase Note Payable - Line of Credit                                  $ 4,800,000            $ 5,610,000
     Increase (Decrease) in Notes Payable - Stock                               (309,380)                85,560
     Increase (Decrease) in Notes Payable -
         Capital Lease                                                             3,668                (24,925)
     Increase in Subscription Receivable                                         (63,098)               (40,270)
     Proceeds From Issuance of Stock                                           1,467,721              1,342,364
     Purchase of Treasury Stock                                                 (273,900)              (410,600)
     Dividends Paid                                                             (524,193)              (491,484)
                                                                             -----------            -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                      $ 5,100,818            $ 6,070,645
                                                                             -----------            -----------
NET INCREASE
IN CASH & CASH EQUIVALENTS                                                   $ 1,487,042            $ 3,313,757

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                      1,394,324              1,411,096
                                                                             -----------            -----------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                     $ 2,881,366            $ 4,724,853
                                                                             ===========            ===========
ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
     Interest Expense Paid                                                   $    95,268            $   143,172
     Income Taxes Paid                                                           461,376                244,540

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

     Handy sells to its member-dealers products primarily for retail hardware, lumber and home center stores. In addition, Handy offers advertising and other services to member-dealers. Handy wholesales hardware to its member-dealers in Texas, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Florida, Colorado, New Mexico, Tennessee, Mexico and Belize.

(2)  General Information:
     -------------------
     The condensed consolidated financial statements included herein have been prepared by Handy. The financial statements reflect all adjustments, which were all of a recurring nature, and which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Handy believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Handy's latest Form 10-K Annual Report.

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

(5)  Earnings Per Share:
     ------------------
     Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, estimated dividends on Preferred Stock, and treasury stock, as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                              QUARTER ENDED                          NINE MONTHS ENDED
                                                              SEPTEMBER 30,                            SEPTEMBER 30,
                                                        -------------------------             -----------------------------
                                                          2003            2002                  2003                 2002
                                                        --------        ---------             ---------            ---------
Calculation of Net Earnings Per Share
    of Common Stock
-------------------------------------
Net Earnings Before Preferred
      Dividends                                         $208,279        $ $184,253            $ 796,649            $ 504,748
Less: Estimated Dividends
      on Preferred Stock                                (131,048)        (122,871)             (393,144)            (368,613)
                                                        --------        ---------             ---------            ---------
Net Earnings Applicable
      to Common Shareholders                            $ 77,231        $  61,382             $ 403,505            $ 136,135
Weighted Average
      Shares of Common Stock
      (Class A & Class B)
      outstanding                                         95,108           89,588                92,607               87,816

      Net Earnings Per Share
      of Common Stock                                   $   0.81        $    0.69             $    4.36            $    1.55
                                                        ========        =========             =========            =========

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

     Because Handy is unable to anticipate the amount of the Preferred Stock dividends, it does not accrue a liability for the payment of those dividends on its balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, Handy shows for the three and nine month period an estimated portion of the dividends to be paid in the first quarter of 2004 based on the dividends paid in the first quarter of 2003.

     When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the nine months ended September 30, 2003 contained herein, therefore, are net of dividends actually paid during the first quarter of 2003 in the amount of $524,193.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment Consists of:

                                                       SEPTEMBER 30,                           DECEMBER 31,
                                                           2003                                   2002
                                                       ------------                            -----------

Land                                                   $ 3,207,866                            $ 3,207,866
Building & Improvements                                 15,490,838                             15,478,032
Furniture, Computer, Warehouse                           3,897,496                              3,715,818
Transportation Equipment                                   526,857                                507,161
                                                       -----------                            -----------
                                                       $23,123,057                            $22,908,877


Less:  Accumulated Depreciation                         (7,773,557)                            (7,006,662)
                                                       -----------                            -----------
                                                       $15,349,500                            $15,902,215
                                                       ===========                            ===========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

NOTE 3 - NOTES RECEIVABLE
-------------------------

Notes receivable reflect amounts due to Handy from its member-dealers under deferred payment agreements and installment sale agreements, as well as amounts due from former member-dealers on amounts still owing on their accounts.

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

Under the installment sale agreements, Handy sells member-dealers computer hardware, the purchase price of which is due and payable by member-dealers to Handy in thirty-six monthly installments of principal and interest.

As of September 30, 2003, there was one note receivable from a former member-dealer for amounts owed on its account, which bears interest at an annualized rate of 10%. Monthly payments on this note, including interest, total $1,000.00.

Notes Receivable are classified as follows:

                                                                CURRENT PORTION                       NONCURRENT PORTION
                                                           -------------------------             ---------------------------
                                                            SEPT. 30,         DEC. 31,            SEPT. 30,           DEC. 31,
                                                               2003            2002                 2003                2002
                                                            --------          -------             --------            -------

Deferred Agreements                                         $    -0-        $   -0-              $242,759            $248,460

Installment Sale Agreements                                    1,064            552                 1,521                 -0-
Note from Former Member-Dealer                                 8,941            -0-                   -0-                 -0-
                                                            --------        -------              --------            --------
                                                            $ 10,005        $   552              $244,280            $248,460
                                                            ========        =======              ========            ========

NOTE 4 - NOTES PAYABLE STOCK
----------------------------

The five year, interest bearing notes payable - stock reflect amounts due from Handy to former member-dealers to repurchase shares of Handy stock owned by these former member-dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 3.5% to 6.25%.

Notes Payable - Stock are classified as follows:

                                                                 CURRENT PORTION                       NONCURRENT PORTION
                                                            -------------------------             ---------------------------
                                                            SEPT. 30,         DEC. 31,            SEPT. 30,           DEC. 31,
                                                               2003            2002                 2003                2002
                                                            --------          -------             --------            -------


                                                            $344,920          $324,280              $246,500           $576,520



Principal payments due over the next five years are as follows:

                                         2003                     7,000
                                         2004                   358,200
                                         2005                    41,280
                                         2006                    26,600
                                         2007                   150,440
                                         Thereafter               7,900
                                                               --------
                                                               $591,420
                                                               ========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

NOTE 5 - INCOME TAXES
---------------------

Handy adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed Handy's method of accounting for income taxes from the deferred method to the liability method.

                                                                        NINE MONTHS ENDED                 YEAR ENDED
                                                                          SEPTEMBER 30,                  DECEMBER 31,
                                                                              2003                          2002
                                                                        -----------------             -----------------

Excess of tax over book depreciation                                    $       1,511,118             $       1,540,784

Allowance for Bad Debt                                                            (48,714)                      (48,714)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                                (415,223)                     (400,500)

Deferred Compensation                                                            (289,107)                     (289,107)
                                                                        -----------------             -----------------

     Total                                                              $         758,074             $         802,463
     Statutory Tax Rate                                                                34%                           34%
                                                                        -----------------             -----------------
     Cumulative Deferred Income Tax Payable                             $         257,745             $         272,837
                                                                        =================             =================

     Classified as:
           Current Liability                                            $             -0-             $             -0-
           Noncurrent Liability                                                   257,745                       272,837
                                                                        -----------------             -----------------
                                                                        $         257,745             $         272,837
                                                                        =================             =================

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                        NINE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                  DECEMBER 31,
                                                                              2003                           2002
                                                                        -----------------             -----------------

Principal Components of Income Tax Expense
Federal:
       Current
       -------
       Income tax paid                                                  $   345,920                   $      42,643
       Carry-over of prepayment from
         prior year                                                         115,456                         201,897
                                                                        -----------                   -------------
                                                                        $   461,376                   $     244,540
Federal Income Tax Payable                                                    7,508                          21,326
                                                                        -----------                   -------------
       Income tax for tax reporting
         at statutory rate of 34%                                       $   468,884                   $     265,866
           Deferred
           --------
           Adjustments for financial reporting:
             Depreciation                                                   (10,086)                        17,094
             263A Uniform Capitalization Costs                               (5,006)                       (15,510)
             Other                                                              -0-                            -0-
                                                                        -----------                   ------------
Provision for federal income tax                                        $   453,792                   $    267,450
                                                                        ===========                   ============

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

1. Deferred compensation funded in the amount of $218,718, reflected on the Balance Sheet as of September 30, 2003 as a current asset in the amount of $60,134 and as a non-current asset in the amount of $158,584, includes equity securities classified as investments available for sale in the amount of $218,718 at fair market value. The $218,718 includes $73,495 unrealized loss on securities resulting from the decrease in fair market value. The cost of the equity securities is $292,213.

2.   Changes in Equity securities

                                                                     Nine Months Ended
                                                                     September 30, 2003              Cumulative
                                                                     ------------------              ----------
     Beginning Balance-January 1, 2003                                 $   240,570                   $      -0-
     Purchases                                                                 -0-                      117,400
     Dividends, interest and capital gains                                   3,106                      174,813
     Unrealized losses on securities resulting
           from decrease in fair market value                              (24,958)                     (73,495)
                                                                       -----------                   ----------
     Balance-September 30, 2003                                        $   218,718                   $  218,718
                                                                       ===========                   ==========

3. Components of Net Earnings plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the nine months ended September 30, 2003:

                                                     Other Comprehensive                  Net Earnings Plus Other
             Net Earnings                                  Earnings                       Comprehensive Earnings
             ------------                            -------------------                  -----------------------
Earnings Before Provision for                   Unrealized Earnings
  Federal Income Tax             $1,243,592       on Securities       $20,143     Net Earnings                     $796,649

Provision for                                   Provision for                     Other Comprehensive
  Federal Income Tax              (446,943)      Federal Income Tax    (6,849)     Earnings                          13,294
                                 ---------                            --------                                     --------

                                                 Other Comprehensive              Net Earnings Plus Other
Net Earnings                     $ 796,649        Earnings            $13,294      Comprehensive Earnings          $809,943
                                 =========                            =======                                      ========

        Net Earnings Applicable to                   Other Comprehensive                    Total Comprehensive
           Common Stockholders                             Earnings                               Earnings
        --------------------------                   -------------------                    -------------------
                                                 Unrealized Earnings              Net Earnings Applicable to
Net Earnings                    $ 796,649        on Securities        $20,143        Common Stockholders           $403,505

Less Estimated Dividends                         Provision for                    Other Comprehensive
 on Preferred Stock              (393,144)        Federal Income Tax   (6,849)    Earnings                           13,294
                                 --------                              ------                                      --------
Net Earnings Applicable                          Other Comprehensive              Total Comprehensive
 to Common Stockholders          $403,505         Earnings             $13,294     Earnings                        $416,799
                                 ========                              =======                                     ========

4. Components of Retained Earnings

                                            Retained Earnings                  Retained Earnings
                                             Exclusive of                       Applicable to
                                           Other Comprehensive               Other Comprehensive
                                                Earnings                        Earnings (Loss)              Total
                                           -------------------               -------------------             -----
Balance-January 1, 2003                        $5,805,131                       $  (32,035)               $5,773,096
     Add: Net earnings
            9 months ended
          September 30, 2003                      796,649                           13,294                   809,943
     Deduct: Cash Dividends on
             Preferred Stock                      524,193                              -0-                   524,193
                                               ----------                       ----------                ----------
     Balance-September 30, 2003                $6,077,587                       $  (18,741)               $6,058,846
                                               ==========                       ==========                ==========

                       HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

NOTE 8 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.


                                                          September 30, 2003              December 31, 2002
                                                          ------------------              -----------------
Accounts Receivable                                           $17,941,266                     $11,154,235
Subscription Receivable                                          (114,217)                        (51,120)
Allowance for Doubtful Accounts                                   (48,714)                        (48,714)
                                                              -----------                     -----------
Accounts Receivable, Net of
     Subscription Receivable and
     Allowance for Doubtful Accounts                          $17,778,335                     $11,054,401
                                                              ===========                     ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------
     Handy held its biannual trade show earlier in the third quarter of 2003 than it did in 2002, causing a larger portion of trade show sales in 2003 to be reflected in the third quarter. The timing of the trade show, coupled with a continuing moderate economic recovery, led net sales in the third quarter of 2003 to increase 10.2% ($4,610,119) compared to sales during the same period in 2002. Net sales during the first nine months of 2003 increased 2.7% ($3,754,899) over sales during the same period in 2002.

     NET SALES. Despite the overall economy and consumer confidence failing to fully recover, and sustained pressure from retail warehouses, sales growth during the first nine months of 2003 in six of our ten selling territories was more robust than in the first nine months of 2002. By contrast, three selling territories, the North Texas, Dallas and Fort Worth territory, the Houston territory and the Austin, Brenham and Central Texas territory continue to experience pressure from large retail warehouses which have eroded the market share of independent hardware stores in those selling territories. Additionally, in the Houston area approximately 65.0% of the $2,688,280 decrease in sales is solely attributable to reduced purchases from two multi-store member-dealers. In addition, during 2002 we lost a seven store member-dealer in the North Texas, Dallas and Fort Worth area, and one significant member-dealer in the Austin, Brenham and Central Texas area, which member-dealers generated sales of $1,117,996 and $582,506, respectively, during 2002.

     The following table summarizes sales during the first nine months of 2003 and 2002 by sales territory:

                                    First Nine Months 2003                        First Nine Months 2002
                              ------------------------------------     ------------------------------------------
                                                      % Increase
                                                     (Decrease)in
                                                    Sales Compared
                                                        To First       % of                                 % of
                                                       Nine Months     Total                                Total
Sales Territory                    Sales                of 2002        Sales               Sales            Sales
---------------                ------------         --------------     -----              -------           -----
Houston Area                  $ 28,012,767             (8.8%)          19.3%            $ 30,701,047        21.7%

Victoria, San Antonio,
Corpus Christi &
Rio Grande Valley Area(1)       30,930,681               4.3%          21.3%              29,653,588        21.0%

North Texas, Dallas
& Fort Worth Area               15,791,908              (4.0%)         10.9%              16,442,548        11.6%

Austin, Brenham &
Central Texas Area              17,676,418              (0.2%)         12.2%              17,706,082        12.5%

West Texas & New Mexico
Area                             5,830,764              41.8%           4.0%               4,112,821         2.9%

Southern Louisiana Area         11,798,241               6.4%           8.1%              11,085,984         7.8%

Baton Rouge, New Orleans,
Southern Mississippi, Southern
Alabama & Florida Area          12,724,016               9.9%           8.8%              11,580,801         8.2%

Arkansas, Northern Louisiana,
Northern Mississippi
& Tennessee Area (2)            13,203,552              17.6%           9.1%              11,227,050         8.0%

Oklahoma Area                    9,064,270               2.4%           6.3%               8,849,831         6.3%

Alabama & Central
Mississippi Area (3)                53,692                --             --                       --          --
                                ----------              -----          -----             ------------       -----

         Totals:              $145,086,309(4)                         100.0%            $141,359,752(4)    100.0%
                              ============                             =====             ============       =====

(1) Includes sales to Colorado, Mexico and Central America member-dealers.
(2)The Arkansas Area was expanded and sales commenced in Tennessee beginning in July of 2003.
(3) Sales for the Alabama & Central Mississippi Area commenced in April of 2003.
(4) Total does not include miscellaneous sales to employees.

     NET MATERIAL COSTS AND REBATES. Net material costs for the third quarters of 2003 and 2002 were $44,879,936 and $40,609,542, respectively, (a 10.5%
increase), and were $129,863,770 and $126,925,987, respectively, for the first nine months of 2003 and 2002 (a 2.3% increase). These increases in net material costs were commensurate with the increases in net sales for the same periods. As a result, net material costs were 89.9 percent and 89.6 percent of net sales in the third quarters of 2003 and 2002, respectively, and were 89.4 percent and
89.7 percent of sales for the first nine months of 2003 and 2002, respectively. The relative stability in net material costs as a percentage of net sales was primarily the result of our continuing focus on warehouse efficiencies, which resulted in savings for the third quarter and the first nine months of 2003 of $78,582 and $413,398 respectively.

     PAYROLL COSTS. Payroll costs for the third quarter and for the first nine months of 2003 increased by $67,400 and $121,072, respectively, resulting from salary increases needed to attract or retain high-quality employees. However, the increase for the first nine months of 2003 was significantly offset by a $118,436 decline in overtime payroll costs as we continue to improve efficiencies, particularly in managing sales from our warehouse facility. As a result, payroll costs for the first nine months of 2003 rose only slightly (1.72%) over the costs for the same period in 2002.

     Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the third quarter of 2003 constituted 4.8 percent of both net sales and total expenses, compared to 5.2 percent of net sales and 5.1 percent of total expenses for the same quarter of 2002. Payroll costs were 4.9 percent of net sales and 4.8 percent of total expenses for the first nine months of 2003, as compared to 5.0 percent of net sales and 4.9 percent of total expenses for the same period in 2002. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     OTHER OPERATING COSTS. During the third quarter and the first nine months of 2003, other operating costs increased $524,047 (15.1%) and $938,905 (9.1%), respectively, compared to the same periods of 2002. Other operating costs also increased as a percentage of total expenses, accounting for 7.8% of total expenses in the third quarter of 2003 as compared to 7.5% of total expenses for the third quarter of 2002. For the nine month period ending September 30, 2003, other operating costs were 7.6% of total expenses as compared to 7.1% of total expenses during the same period in 2002. The increase in other operating costs in the third quarter of 2003 can be attributed to an increase in advertising expenses of $162,518, an increase in truck fuel costs of $89,176, an increase in accruals for insurance of $73,135, and an increase in warehouse and distribution expenses of $53,656, while the increase in other operating costs in the first nine months of 2003 resulted from an increase in truck fuel costs of $339,521, an increase in advertising expenses of $120,554, an increase in the accrual for property taxes of $114,500, and an increase in the accrual for insurance of $93,276.

NET EARNINGS AND EARNINGS PER SHARE
-----------------------------------

     NET EARNINGS - THIRD QUARTER. While net sales for the third quarter of 2003 increased $4,610,119, net material costs for the same period increased only $4,270,394, compared in both cases to levels in the third quarter of 2002, resulting in an increase in gross margin of $339,725 (7.2%). However, the significant increase in gross margin, as well as the increase in other income of $270,401, were largely offset by an increase in other operating costs of $524,047 (15.1%). Thus after tax net earnings increased only $24,026 (13.0%), from $184,253 in the third quarter of 2002 to $208,279 for the same 2003 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive earnings resulted in total comprehensive earnings for 2003's third quarter of $79,657, compared to total comprehensive earnings of only $36,013 for the same 2002 period, for an overall increase of $43,644.

     NET EARNINGS - FIRST NINE MONTHS. While net sales for the first nine months of 2003 increased $3,754,899, net material costs for the same period increased only $2,937,783, compared in both cases to levels in the first nine months of 2002, resulting in an increase in gross margin of $817,116 (5.6%). The increase in gross margin, as well as the substantial increase in other income of $640,869, were partially offset by an increase of $121,072 in payroll costs (1.7%) and a substantial increase in other operating costs of $938,905 (9.1%). Thus after tax net earnings increased $291,901 (57.8%), from $504,748 in the first nine months of 2002 to $796,649 for the same 2003 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive earnings resulted in total comprehensive earnings for the first nine months of 2003 of $416,799, compared to total comprehensive earnings of $86,671 for the same 2002 period, for an overall increase of $330,128.

     EARNINGS PER SHARE. Our earnings per share increased 17.4% in the comparative third quarters (2003 - $0.81 versus 2002 - $0.69) and more than doubled for the first nine months of 2003 as compared to the same period of 2002 (2003 - $4.36 versus 2002 - $1.55). The increase in 2003 is due to the factors previously discussed, as well as estimated dividends accrued in both the third quarter and first nine months of 2003 representing a smaller percentage of 2003 net earnings than estimated dividends accrued in the same 2002 periods (third quarter 2003-62.9% versus third quarter 2002-66.7%; and first nine months of 2003-49.3% versus first nine months of 2002-73.0%).

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

Seasonality
-----------
     Our quarterly net earnings traditionally vary based on the timing of events which affect our sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from our semiannual trade show always held in the first and third quarters. However, our overall sales levels often increase during and after the trade shows, which, in some years, offsets the effect of increased direct sales. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates or miscellaneous income, or due to weather conditions and the economic conditions in our selling territories. For example, during the first three quarters of 2003, the cumulative effect of the various timing differences, including a change in the timing of our third quarter trade show, as well as slightly improved economic conditions in most of our selling territories, caused a substantial increase in net earnings for those periods. In addition, sales during the fourth quarter traditionally have been lower, as hardware sales are slowest during winter months preceding ordering for significant sales in the spring. This decrease in sales, however, is offset in most years by corrections to inventory made at year end, causing net earnings to vary substantially from year to year in the fourth quarter.

QUARTERLY FINANCIAL DATA (Unaudited)
------------------------------------
     The following is a summary of selected quarterly financial data for each quarterly period beginning October 1, 2001 and ending September 30, 2003:

                 Qtr. Ended      Qtr. Ended    Qtr. Ended     Qtr. Ended     Qtr. Ended    Qtr. Ended    Qtr. Ended      Qtr. Ended
                  12-31-01        03-31-02       06-30-02      09-30-02       12-31-02      03-31-03       06-30-03       09-30-03

Sales           $42,680,648     $49,255,077    $46,936,553   $45,337,615    $44,920,202   $48,974,287    $46,362,123     $49,947,734

Net
Mat'l
Costs            37,227,446      44,711,986     41,604,459    40,609,542     39,404,595    44,255,647     40,728,187      44,879,936

Gross
Margin            5,453,202       4,543,091      5,332,094     4,728,073      5,515,607     4,718,640      5,633,936       5,067,798

Other
Operating
Expenses(1)       7,671,738       5,710,106      5,382,108     5,229,594      7,840,146     6,022,971      6,038,570       6,446,809

Sundry
Income(1)         2,225,622       1,369,002        356,883       790,345      2,510,195     1,634,618        991,776       1,705,174

Pre-Tax Net
Earnings(2)           7,086         201,987        306,869       288,824        185,656       330,287        587,142         326,163

----------------------------------
(1) Historically, sundry income has included income generated from our trade shows offset by expenses incurred for our trade shows. Starting with the quarter ended 12/31/02, we began to include expenses incurred for our trade shows in other operating expenses rather than offsetting sundry income. Therefore, in order to provide the data for other operating expenses and sundry income using a consistent calculation method, for each quarter in the table above, we have included expenses incurred from our trade shows in other operating expenses rather than offsetting sundry income. This change has no effect on pre-tax net earnings.
(2) Excludes other comprehensive earnings/(loss).

Trends
------
     In connection with our business operations, we maintain various types of insurance coverage. As reflected in our financial results for the first nine months of 2003, our insurance premium expenses have steadily increased, and are continuing to rise at a rate faster than experienced in past years. We expect that the trend toward increased insurance costs will continue for the foreseeable future, as part of a general nationwide trend in increased insurance premiums as a result of factors such as the events of September 11, 2001, recent insurance company losses and insurance company risk assessments. In addition, our property taxes are continuing to increase, and may increase in the future, due to the completion of our warehouse expansion project and general increases in tax assessments.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Financial Condition and Liquidity During the period ending September 30, 2003, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and office furniture and equipment, to better meet the needs of our member-dealers. Net cash provided by operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our biannual trade shows,
(ii) payment terms available to us from our suppliers, (iii) payment terms offered by us to our member-dealers, and (iv) the state of the regional economy in our selling territories.

     During the first nine months of 2003 our cash and cash equivalents decreased $1,843,487 as compared to an increase of $324,017 in the first nine months of 2002. We used cash flow from operating activities of $3,396,490 during the first nine months of 2003, as compared to $2,455,767 in the same 2002 period. This decrease in cash flow in the 2003 period was principally attributable to a significant increase in inventory, which increased 82.5% compared to the same 2002 period, as well as accounts receivable increasing significantly more than accounts payable during the first nine months of 2003 compared to the first nine months of 2002.

     We had approximately 42,000 stockkeeping units in inventory in the period ending September 30, 2003. The increase in inventory of $2,199,764 in the first nine months of 2003 was significantly higher (82.5%) than the increase in inventory of $1,205,390 in the same period in 2002 to prepare us for anticipated warehouse sales from the fall trade show, which was held earlier in the third quarter than in the previous year, and to maintain our breadth of inventory.

     Accounts payable increased $4,518,729 during the first nine months of 2003 as compared to a decrease of $1,331,009 during the same period in 2002. The difference in these two periods was due primarily to extended payment terms offered to us by suppliers at our fall trade show.

     In the first nine months of 2003 and 2002, accounts receivable increased $6,723,934 and $1,594,068, respectively. The variation in levels of accounts receivable for these periods was mainly attributable to our passing extended terms offered by our suppliers on to our member-dealers.

Net cash used for investing activities decreased in the first nine months of 2003 as compared to net cash used in the same period in 2002, declining from $301,121 in the first nine months of 2002 to $217,286 for the same period in 2003. The decrease in the first nine months of 2003 was due to a timing difference in purchases of capital equipment, as well as the sale of older company vehicles which generated $102,634 in cash flow.

     Net cash provided by financing activities was $5,100,818 in the period ending September 30, 2003, as compared to net cash provided by financing activities of $6,070,645 during the same period in 2002. This considerable difference was principally attributable to more funds being borrowed during 2002, primarily to support the payments for accounts payable.

     Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of our working capital and our current ratio (current assets to current liabilities) as well as the year to year improvement of our long-term debt as a percentage of capitalization, as shown in the following table:

                                                SEPTEMBER 30,             DECEMBER 31,            SEPTEMBER 30,
                                                    2003                      2002                    2002
                                                ------------              ------------            ------------

Working Capital                                 $12,617,217                $8,593,861              $12,179,603

Current Ratio                                     1.4 to 1                   1.4 to 1                1.5 to 1

Long-term Debt as Percentage
       of Capitalization                            13.3%                       5.5%                   23.1%

     During the remainder of 2003, we expect to further expand our existing customer base in our current selling territories, including our newest selling territory in Tennessee. We will finance our expansion with anticipated increased revenues from sales to new member-dealers in these territories, and with receipts from the sale of stock to new and current member-dealers. We expect that expansion in these selling territories will have a beneficial effect on our ability to generate cash to meet our funding needs.

     Comparing the first nine months of 2003 and 2002, our service level (the measure of our ability to meet member-dealers' orders out of current stock)improved from 96.0% to 96.3%. Inventory turnover was 5.9 times during the first nine months of 2003 as compared to 6.0 times during the same 2002 period. This rate of inventory turnover is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level.

Contractual Commitments and Obligations
---------------------------------------
     As of September 30, 2003, our contractual obligations for the remainder of 2003 and the next four years and thereafter are as follows:

                                                         Year Ended December 31,
                       -----------------------------------------------------------------------------------------------
                       4th Qtr
                        2003          2004         2005          2006           2007       Thereafter          Total
                        ----          ----         ----          ----           ----       ----------          -----

Contractual
   Obligation:

Non-cancelable
  Operating Leases    $179,946    $  701,184    $  640,014      $429,389      $366,609      $    -0-        $2,317,142

Credit Facility
  which expires in
  April 2005(1)             --            --     4,800,000            --            --           --          4,800,000

Notes Payable -
  Stock                  7,000       358,200        41,280        26,600       150,440        7,900            591,420

Notes Payable -
  Vendor
  Consignment              -0-           -0-           -0-           -0-           -0-      247,463            247,463

Non-cancelable
  Capital Leases        12,244         9,780         9,780         4,081           -0-          -0-             35,885


                      $199,190    $1,069,164    $5,491,074      $460,070      $517,049     $255,363         $7,991,910
                      ========    ==========    ==========      ========      ========     ========         ==========


(1) The amounts outstanding under our credit facility fluctuate on a daily basis.

Capital Resources
-----------------
     In the nine month periods ending September 30, 2003 and September 30, 2002, our capital expenditures were $316,814 and $359,288, respectively. Approximately
38.6 percent ($122,330) of the amount expended in the first nine months of 2003 was used to purchase company vehicles, 36.7 percent ($116,151) was used to upgrade warehouse equipment and 13.9 percent ($44,086) was used to purchase computer equipment. By comparison, of the total amount expended in the first nine months of 2002, $145,496 (40.5%) was used to purchase warehouse equipment, $88,437 (29.6%)was used to purchase computer equipment and member-dealer order entry terminals, $68,245 (19.0%) was used to purchase company vehicles, and $36,825 (10.3%) was used for building upgrades.

     In April, 2003, JP Morgan Chase Bank amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2005 maturity date. We use our unsecured $10 million revolving line of credit from time to time for our working capital and other financing needs. Historically, we generally have paid amounts outstanding on our line of credit before contractually obligated to do so. Based on past practice, our balance sheet reflects one-half of the amount outstanding on our line of credit as a current liability and one-half as a noncurrent liability. During the first nine months of 2003, we borrowed $46,504,000 and repaid $41,704,000 from cash flow, leaving an outstanding balance under our line of credit of $4,800,000 on September 30, 2003. Our average outstanding balance on our line of credit for the first nine months of 2003 was $2,263,553. We have no off balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

     During the fourth quarter of 2003, we anticipate cash outlays for payment of accounts payable and increased inventory purchases, as well as capital expenditures of approximately $55,000 to upgrade computer equipment, $10,000 to purchase warehouse equipment and $5,000 to purchase office furniture and equipment.

     Our cash position of $2,881,366 at September 30, 2003 is anticipated to be sufficient to fund all planned capital expenditures for the remainder of the year, although some third party financing, including draws on our line of credit, may be needed.

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

     For a discussion of our critical accounting policies, which relate to inventory, revenue recognition and allowance for doubtful accounts, and which remain unchanged, see our annual report on Form 10-K for the year ended December 31, 2002.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

     The statements contained in this report that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, sales levels, the general condition of retail markets, levels of costs and margins, capital expenditures, liquidity, and competition. Such forward-looking statements generally are accompanied by words such as "plan," "budget," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company's financial results, levels of revenues, capital expenditures, or capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received for or demand for the Company's goods, amounts of goods sold for reduced or no mark-up, a need for additional labor or transportation costs for delivery of goods, requirements for capital, general economic conditions or specific conditions in the retail hardware business, weather conditions, competition, as well as the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Interim results are not necessarily indicative of those for a full year.

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

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, such internal controls over financial reporting.

       PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings - None

         Item 2.      Changes in Securities and Use of Proceeds - None

         Item 3.      Defaults Upon Senior Securities - None

         Item 4.      Submission of Matters to a Vote of Security Holders - None

         Item 5.      Other Information - None

         Item 6.      Exhibits & Reports on Form 8-K

                      (a)     Exhibits
                              Exhibit Number
                              --------------
                              *31.1      Certification of Chief Executive Officer Pursuant to Section 302
                                         of the Sarbanes-Oxley Act of 2002.
                              *31.2      Certification of Chief Financial Officer Pursuant to Section 302
                                         of the Sarbanes-Oxley Act of 2002.
                              *32.1      Certification of Chief Executive Officer and Chief Financial
                                         Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              *Filed herewith

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           HANDY HARDWARE WHOLESALE, INC.


                                      /s/ Don Jameson
                            ---------------------------------------
                                       DON JAMESON
                                        President
                                  (Chief Executive Officer)


                                     /s/ Tina Kirbie
                            ---------------------------------------
                                      TINA S. KIRBIE
                                  Executive Vice President
                                   Secretary and Treasurer
                           (Chief Financial and Accounting Officer)





         Dated: November 12, 2003
                -----------------