Form 10-K
period 2003-12-31
HANDY HARDWARE WHOLESALE INC
filed 2004-03-18
CIK 354053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003       Commission File Number 0-15708

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or in any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                                 Yes [ ]       No     [X]

     The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the Registrant as of June 30, 2003 (computed by reference to the price at which the stock was sold) was $1,027,000 for Class A Common Stock and $7,405,200 for Class B Common Stock.

     The number of shares outstanding of each of the Registrant's classes of common stock as of February 29, 2004, was 10,300 shares of Class A Common Stock, $100 par value, and 83,691 shares of Class B Common Stock, $100 par value.

                       Documents Incorporated by Reference

            Document                                 Incorporated as to
            --------                                 ------------------

 Notice and Proxy Statement for the        Part III, Items 10, 11, 12, 13 and 14
  Annual Meeting of Stockholders
   to be held April 19, 2004

                                                   TABLE OF CONTENTS

                                                                PART I
Item 1.    Business.............................................................................................1
Item 2.    Properties...........................................................................................4
Item 3     Legal Proceedings....................................................................................4
Item 4.    Submission of Matters to a Vote of Security Holders..................................................4

                                                                PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................................4
Item 6.    Selected Financial Data..............................................................................6
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations................7
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk..........................................10
Item 8.    Financial Statements and Supplementary Data.........................................................10
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................32
Item 9a.   Controls and Procedures.............................................................................32

                                                               PART III

Item 10.  *Directors and Executive Officers of the Registrant..................................................32
Item 11.  *Executive Compensation..............................................................................32
Item 12.  *Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......32
Item 13.  *Certain Relationships and Related Transactions......................................................32
Item 14.  *Principal Accountant Fees and Services..............................................................32

                                                                PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................32

------------------
         * Included in the  Company's  proxy  statement to be delivered to the  Company's  shareholders  within 120 days  following the Company's fiscal year end.



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

                                     PART I

Item 1. Business

     General Development of Business

     Handy Hardware Wholesale, Inc. ("Handy Hardware" or the "Company") was incorporated as a Texas corporation on January 6, 1961. Its principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061. The purpose of the Company is to provide the warehouse facilities and centralized purchasing services that allow participating independent hardware dealers ("Member-Dealers") to compete more effectively in areas of price and service. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

     Handy Hardware is currently engaged in the sale to its Member-Dealers of products used in retail hardware, building material and home center stores as well as in plant nurseries, marine, industrial and automotive stores. In addition, the Company offers advertising and other services to Member-Dealers. The Company utilizes a central warehouse and office facility located in Houston, Texas, and maintains a fleet of trailers owned by the Company and leased power units and trailers which are used for merchandise delivery. The Company offers merchandise to its Member-Dealers at its cost plus a markup charge, resulting generally in a lower price than an independent dealer can obtain on its own. However, Member-Dealers may buy merchandise from any source they desire. Over 93% of the Company's Member-Dealers are located in Texas and abutting states.

         Products and Distribution

     The Company buys merchandise from vendors in large quantity lots, warehouses the merchandise and resells it in smaller lots to its Member-Dealers. No individual Member-Dealer accounted for more than 2.0% of the sales of the Company during fiscal 2003. The loss of a single Member-Dealer or several Member-Dealers would not have a material adverse effect on the Company.

     Often Member-Dealers may desire to purchase products that are not warehoused by the Company. In this instance, Handy Hardware will, when requested, purchase the product from the vendor and have it shipped directly to the Member-Dealer. Direct shipments from the vendor to Member-Dealers accounted for approximately 34% of the Company's total sales during 2003 and 35% in 2002, while warehouse shipments accounted for approximately 66% of total sales in 2003 and 65% in 2002.

     The  Company's   total  sales   include  14  different   major  classes  of
merchandise. In 2003, 2002 and 2001, the Company's total sales and total warehouse sales were divided among classes of merchandise listed below.

                                         Total Sales(1)                            Warehouse Sales

Class of Merchandise            2003      2002     2001     2000            2003     2002     2001    2000
--------------------            ----      ----     ----     ----            ----     ----     ----    ----

Plumbing Supplies                19%       19%      18%      19%             23%      23%      22%     23%

Building Materials               12        12       12       12               3        3        2       2

General Hardware                 10        10       11       11              11       11       12      12

Paint Sundries                   11        11       11       10              13       13       13      13

Electrical Supplies              10        10       10       10              12       12       13      13

Hand Tools                        8         8        8        9               7        7        7       8

Lawn and Garden Products          8         8        8        8              10       10       10      10

Paint                             4         4        4        3               5        5        4       4

Power Tools                       4         4        4        4               2        2        2       2

Housewares & Related Supplies     3         3        3        3               4        4        4       3

Fasteners                         2         2        2        2               1        1        1       1

Automotive After Market           3         3        2        2               3        3        3       3

Outdoor Products                  2         2        2        2               2        2        2       1

Miscellaneous                     4         4        5        5               4        4        5       5
                               ---       ---      ---      ---             ---      ---      ---     ---
                               100%      100%     100%     100%            100%     100%     100%    100%

     (1) These amounts include direct sales and warehouse sales.

     Because the primary purpose of the Company is to provide its Member-Dealers with a low cost buying program, markups are kept as low as possible, although at a level sufficient to provide adequate capital to pay the expenses of the Company, improve the quality of services provided to the Member-Dealers and finance the increased inventory and warehouse capacity required to support the growth of the Company. We have a program for Member-Dealers to make direct sale purchases from our vendors at the Company's cost with no markup, excluding purchase discounts and manufacturers' rebates.

     Most Member-Dealers have a computer terminal at their hardware store that provides a direct link to the offices of the Company. Orders placed by Member-Dealers go directly into the Company computer where they are compiled and processed on the day received. The appropriate merchandise is gathered from the warehouse for delivery to the Member-Dealer.

     In 2003 the Company maintained a 96.3 percent service level (the measure of the Company's ability to meet Member-Dealer orders out of current stock), as compared to service levels of 95.9 percent in 2002 and 94.5 percent in 2001. This slight increase in service level in 2003 can be attributed to a continuing emphasis on improving inventory controls and delivery methods. Inventory turnover was 5.8 times during 2003, 6.0 times in 2002 and 6.3 times in 2001.

     This rate of inventory turnover is primarily the result of tight control of the product mix, increase in depth of inventory and continued high service level. No policy of inventory shrinkage has been implemented or is planned.

     Member-Dealer Services and Advertising

     The Company employs a staff of twelve full-time account representatives who visit Member-Dealers to advise them on display techniques, location surveying, inventory control, promotional sales, advertising programs and other Member-Dealer services available to them through the Company.

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

     Suppliers

     The Company purchases merchandise from various vendors, depending upon product specifications and Member-Dealer requirements. Approximately 1,700 vendors supplied merchandise to the Company during 2003. The Company has no significant long-term contract with any vendor. Most of the merchandise purchased by the Company is available from several vendors and manufacturers, and no single vendor or manufacturer accounted for more than 2.9% of the Company's total purchases during 2003. The Company has not in the past experienced any significant difficulties in obtaining merchandise and does not anticipate any such difficulty in the foreseeable future.

     The Company is a member of PRO Group, Inc., of Englewood, Colorado, an independent hardware merchandising group. PRO Group, Inc. is a merchandising organization with 27 wholesale hardware distributors as members. The size of the organization generally provides greater buying power than that of any individual member. The Company became a member of PRO Group, Inc. in order to take advantage of this buying power, which gives PRO Group, Inc. and its members access to potentially lower prices, bigger discounts, extended terms and other purchasing advantages. The Company may participate in other benefits available to PRO Group, Inc. members, but is under no obligation to do so.

     All of the Company's products are warranted to various levels by the manufacturers, whose warranties are passed on to the Member-Dealers. In addition, the Company maintains product liability insurance which the Company believes is sufficient to meet its needs.

     Employees

     As of December 31, 2003, the Company had 371 full-time employees, of which 62 were in management or administrative positions and 309 in warehouse, office or delivery operations. Company employees are not represented by any labor unions. The Company believes its employee relations are satisfactory and it has experienced no work stoppage as a result of labor disputes.

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

     Capitalization by Member-Dealers

     In order to become a Handy Hardware Member-Dealer, an independent hardware dealer must enter into a Dealer Contract with the Company. In addition, a Member-Dealer must enter into a Subscription Agreement with the Company for the purchase of 10 shares of Handy Hardware Class A Common Stock, $100 par value per share ("Class A Common Stock"), with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share
("Class B Common Stock"), and Preferred Stock, $100 par value per share ("Preferred Stock"). All shares of the Company's stock have a purchase price of $100 per share.

     In order to collect funds from Member-Dealers to purchase the required Class B Common Stock and Preferred Stock, an additional charge equal to 2% of the Member-Dealer's warehouse purchases from the Company's inventory is invoiced on each statement. The Company accumulates the funds from this 2% charge for each Member-Dealer to use for its purchase of Class B Common Stock and Preferred Stock. On an annual basis, the Company calculates each Member-Dealer's desired stock ownership level; however, if a Member-Dealer `s actual stock ownership at year-end is equal to or exceeds its desired stock ownership level, the Member-Dealer is exempt from the 2% charge for a one year period.

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

     Competition

     The wholesale hardware industry in which the Company operates is highly competitive. The Company competes primarily with other dealer-owned wholesalers, cooperatives and independent wholesalers. The business of the Company is characterized by a small number of national companies that dominate the market, and a number of regional and local companies that compete for a limited share of the market. The Company considers itself a regional competitor. Competition is based primarily on price, delivery service, product performance and reliability. The Company's management believes that it competes effectively in each of these areas, and that proximity to the markets it serves is of special importance to its ability to attract business in those regions.

     Seasonality

     The Company's quarterly net earnings traditionally vary based on the timing of events which affect the Company's sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. However, the Company's overall sales levels increase during the trade shows, which typically offsets the negative effect of the increased level of direct sales. In addition, the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather and economic conditions in the Company's selling territories, can cause the Company's net earnings per quarter to vary substantially from year to year. For example, during 2003 the cumulative effect of timing differences of purchase discounts, as well as slightly improved economic conditions in most of our selling territories, contributed to the increase in 2003 net earnings. Sales during the fourth quarter are often lower, as hardware sales are slowest during the winter months preceding ordering for significant sales in the spring. In most years, however, this decrease in sales is partially offset by the corrections to inventory made at year-end, causing fourth quarter net earnings to vary from year to year.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

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

     Shares of the Company's Class A Common Stock are the only shares of capital stock with voting rights. A Member-Dealer receives one vote for each share of Class A Common Stock it owns. The number of record holders of each class of the Company's Common Stock at February 29, 2004, was as follows:


                 Description                              Number of Holders
                 -----------                              -----------------

Class A Common Stock (Voting), $100 par  value                  1,030

Class B Common Stock (Non-Voting), $100 par value                 989

     The Company has never paid cash dividends on either class of its Common Stock and does not intend to do so in the foreseeable future. For information concerning dividends paid on the Company's Preferred Stock, see Items 6 and 8 below.

Item 6. Selected Financial Data

     The following table provides selected financial information for the five years ended December 31, 2003, derived from financial statements that have been examined by independent public accountants. The table should be read in conjunction with "Management's Discussion and Analysis" below and the financial statements and the notes thereto included in Item 8.

                                                                  Year Ended December 31,
                                   -------------------------------------------------------------------------------------
                                       2003              2002              2001               2000              1999
                                   ------------      ------------       ------------      ------------      ------------
  Operating Income Data:
  Net Sales                        $189,068,660      $186,449,447       $178,503,543      $168,108,099      $158,066,302
  Total Revenue                     194,093,467       190,989,139        182,617,439       171,826,695       161,375,588
  Total Expenses                    192,765,454       190,005,803        182,006,236       170,655,442       159,894,033
  Net Earnings                          851,077           614,096            389,075           749,664           950,902
  Preferred Stock
     Dividends Paid                     524,193           491,484            635,737           585,925           554,346
  Net Earnings (Loss)
     Applicable to Common
     Stockholders                       326,884           122,612           (246,662)          163,739           396,556
  Net Earnings (Loss) Per
     Share of Class A and
     Class B Common Stock                  3.51              1.39              (3.03)             2.20              5.66
  Total Comprehensive
     Earnings (Loss)               $    351,315      $     75,486       $   (292,937)     $    118,924      $    437,674

                                                                  Year Ended December 31,
                                   -------------------------------------------------------------------------------------
                                       2003              2002              2001               2000              1999
                                   ------------      ------------       ------------      ------------      ------------
  Balance Sheet Data:
  Current Assets                   $ 33,559,671      $ 30,776,898       $ 31,814,422      $ 27,290,088      $ 27,247,000
  Property                           15,106,190        15,902,215         16,776,391        13,204,168        10,756,483
    (Net of  Accumulated
     Depreciation)
  Other Assets                          432,282           436,638            698,012           753,462           677,547
                                   ------------      ------------       ------------      ------------      ------------
  Total Assets                     $ 49,098,143      $ 47,115,751       $ 49,288,825      $ 41,247,718      $ 38,681,030
                                   ============      ============       ============      ============      ============

  Current Liabilities              $ 22,646,478      $ 22,183,037       $ 25,055,255      $ 18,137,338      $ 16,969,588
  Noncurrent Liabilities                998,391         1,301,712          1,647,733         1,716,416         1,696,595
  Stockholders' Equity               25,453,274        23,631,002         22,585,837        21,393,964        20,014,847
                                   ------------      ------------       ------------      ------------      ------------
  Total Liabilities and
    Stockholders' Equity           $ 49,098,143      $ 47,115,751       $ 49,288,825      $ 41,247,718      $ 38,681,030
                                   ============      ============       ============      ============      ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     In 2003, Handy Hardware accomplished several goals in a year of moderate sales increase. The Company has been widening its offering of products in order to give Member-Dealers more variety in what they can offer to their customers. The Company also is looking into expanding its presence geographically. As a result of a strong, but competitive economy in 2003, the Company had a moderate net sales increase and plans to increase the number of Member-Dealers to continue the growth of net sales. The most important factor in Handy's 2003 financial results was a net sales increase of over $2,600,000 in 2003. Overall, in 2003 the Company was able to maintain its steady growth while continuing to meet its goals of providing quality goods to its Member-Dealers.

     Material Changes in Results of Operations

     Net Sales. With a modest economic recovery underway, the Company's net sales growth continued throughout 2003. Net sales in 2003 increased 1.4% ($2,619,213) over 2002 net sales, compared to a 4.5% growth rate ($7,945,904) of net sales in 2002 over 2001 levels.

     Net sales growth during 2003 was mainly attributable to marketing initiatives to help Member-Dealers maintain their competitiveness in their selling territories. The number of Member-Dealers for the past three years has declined slightly, with 1,159 Member-Dealers in 2003, 1,174 Member-Dealers in 2002 and 1,187 Member-Dealers in 2001. No single Member-Dealer represents more than 2% of our net sales. The recent lack of growth in the number of
Member-Dealers can be attributed to the Company tightening its membership standards. The Company is developing a strategic plan to increase the number of its Member-Dealers, as well as increase the sales from its current Member-Dealers.

     Although the Company's annual sales growth has been relatively steady for the past three years, sales growth varies from territory to territory in any given period. During 2003, sales in six of our ten selling territories were more robust than in the same period in 2002. By contrast, three of our Texas metropolitan selling territories continue to experience significant pressure from retail warehouses, which has eroded the market share of independent hardware stores and resulted in lower sales numbers in these selling territories. While net sales for 2003 decreased a combined 11.8% in these three selling territories, almost three quarters of the decrease can be attributed solely to the Houston territory. Moreover, the decrease in sales in these metropolitan territories can be attributed to only a handful of Member-Dealers.

     Our four largest territories, all located in Texas, represent approximately 63% of net sales and had mixed results in 2003, with a decrease in net sales in the Houston area, a small increase in net sales in the Victoria, San Antonio area, and small decreases in net sales in the Austin and North Texas territories. On a Company-wide basis, however, the growth in the West Texas area and the Arkansas territory in 2003 more than made up for the decreases in the Texas territories described above.

     Net Material Costs and Rebates. Net material costs during 2003 were $168,166,289, compared to $166,330,582 in 2002 and $160,236,413 in 2001. Net
material costs for 2003 increased only 1.1% over the level of those costs in 2002, compared to an increase in net material costs in 2002 of 3.8% over 2001 levels. For 2003, the percentage increase in net material costs (1.1%) remained lower than the percentage increase in net sales (1.4%), while the percentage increase in net material costs during 2002 (3.8%) compared to 2001 levels was also lower than the percentage increase in net sales (4.5%). Net material costs as a percentage of net sales have remained fairly constant: 89.9% of net sales in 2003, 89.2% of 2002 net sales and 89.8% of 2001 net sales. The factor primarily responsible for the increase in net material costs as a percentage of net sales for 2003 was a slight decrease in factory rebates.

     Payroll Costs. Payroll costs during 2003 increased $409,129, a 4.1% increase over 2002 levels, compared to an increase in payroll costs of $333,604 (2.5%) during 2002 over 2001 levels. The 2003 increase was primarily due to salary increases needed to attract or retain high-quality employees. Payroll costs as a percentage of each of total expenses and net sales remained fairly constant for 2003, 2002 and 2001.

     Other Operating Costs. In 2003, other operating costs increased $591,183 (4.3%) from 2002 levels compared to a substantially higher increase of $1,564,649 (13.0%) in 2002 from 2001 levels. The less significant increase in 2003 can be attributed primarily to a smaller increase in warehouse and delivery expenses and in property taxes.

     Net Earnings

     While net sales for 2003 increased $2,619,213 (1.4%) over net sales in 2002, net material costs for 2003 grew by $1,835,707 (1.1%) over 2002 levels, causing gross margin for 2003 to increase by $783,506 (3.9%), as compared to the increase in gross margin for 2002 of $1,851,735 (10.4%). In addition, sundry income for 2003 increased $485,115 (10.7%) over 2002 levels. During 2003, however, a rise in payroll costs and an increase in other operating costs partially offset the increase in gross margin and sundry income. After-tax net earnings, combined with dividends on preferred stock and other comprehensive earnings resulted in total comprehensive earnings of $351,315 in 2003, compared to a total comprehensive earnings of $75,486 in 2002, a difference of $275,829.

     Net earnings per share for 2003 increased 152.5% from 2002 levels, with net earnings per share increasing from $1.39 in 2002 to $3.51 in 2003, a $2.12 increase per share. The 2003 level of net earnings per share is primarily due to net earnings being approximately 38.6% higher than net earnings in 2002, offset by a $32,709 increase in dividends paid in 2003 over 2002 levels. In 2003, net earnings exceeded dividends by $326,884 (38.4%), resulting in net earnings applicable to the common shareholders. By comparison, net earnings exceeded dividends by $122,612 (24.9%) in 2002.

     The variation in the Company's earnings per share from year to year results from the Company's commitment to price its merchandise in order to deliver the lowest cost buying program for Member-Dealers, which often results in lower net earnings for the Company. Because virtually all of the Company shareholders are also Member-Dealers, these trends benefit the individual shareholders of the Company who purchase the Company's merchandise. Therefore, there is no demand from shareholders that the Company focus greater attention upon earnings per share.

     Material Changes in Financial Condition and Liquidity

     In 2003, Handy Hardware maintained its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse facilities, delivery equipment and computer software and hardware to better meet the needs of its Member-Dealers. However, net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the state of the regional economy in the Company's selling territories, (ii) payment terms the Company offers to its Member-Dealers, (iii) payment terms available to the Company from its suppliers, and (iv) the timing of promotional activities such as the Company's fall trade show.

     During 2003 there was a decrease of $327,645 in the Company's cash and cash equivalents. The Company used $3,018,459 of cash flow for operating activities, compared to cash flow provided by operating activities in 2002 and 2001 of $2,550,654 and $1,528,266 respectively. The decrease in cash flow in 2003 was principally attributable to a significant increase in inventory and a sizeable decrease in accrued expenses payable as compared to 2002. These negative influences on cash flow were only partially offset by the positive effects on cash flow from an increase in net earnings and other comprehensive earnings. Net cash provided by financing activities was $3,070,384 in 2003, as compared to net cash used for financing activities of $2,131,535 in 2002 and net cash provided by financing activities of $3,554,799 in 2001. This difference was principally attributable to increased borrowings on the Company's line of credit, increased proceeds from the issuance of stock and a decrease in the purchase of treasury stock.

     In 2003, net earnings and other comprehensive earnings combined were $308,538 more than the combined total in 2002 (2003 - $875,508 vs. 2002 -
$566,970). This 54.4% increase was mainly attributable to a 3.9% increase in gross margin and a 10.7% increase in sundry income.

     In 2003 inventory increased $2,523,184 compared to a decrease of $178,509 in 2002. This increase resulted from management's strategy to increase the breadth and depth of inventory to better meet the needs of our Member-Dealers. The Company ended 2003 with approximately 42,300 stockkeeping units, compared to approximately 40,100 stockkeeping units at the end of 2002.

     Accounts receivable in 2003 increased by $519,425 as compared to a decrease of $694,206 in 2002, a net variance of $1,213,631. The increase in accounts receivable levels during the last year is attributable to variances in extended payment terms offered to Member-Dealers at the fall trade show.

     Accounts payable decreased $894,900 during 2003 compared to a decrease of $829,058 in 2002. This disparity when comparing these two periods is primarily attributable to more constant extended payment terms offered by vendors.

     In 2003, accrued expenses payable decreased $1,121,652 as compared to an increase of $344,553 in 2002. The significant decline in accrued expenses can be attributed to a timing difference in the payment of accrued property taxes and an accrual for health premiums payable. In 2002, property taxes of $925,140 were not paid until January 2003. In contrast, 2003 property taxes were paid in December 2003. Further, in 2002 the Company's health insurance was self-funded. An accrual for future benefits to be paid of $174,590 was recognized in 2002. In 2003, the Company's health insurance was converted to a fully insured program.

     The Company's continuing ability to generate cash to fund its activities is highlighted by three key liquidity measures -- working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                                                      DECEMBER 31,
                                               ---------------------------------------------------------
                                                  2003                   2002                    2001
                                                  ----                   ----                    ----

 Working Capital                               $10,913,193            $8,593,861              $6,759,167

Current Ratio                                   1.48 to 1              1.39 to 1               1.27 to 1

 Long-Term Debt as Percentage of                   3.9%                   5.5%                    7.3%
    Capitalization

     These key liquidity measures have remained relatively constant over the past few years. However, in 2001, these ratios were negatively affected by the capital expenditures and borrowings on our line of credit for completion of our warehouse expansion project.

     In 2003, the Company expects to further expand its existing customer base in its non-core selling territories. The Company will finance this expansion with anticipated growth in revenues from sales to the new Member-Dealers in these selling territories and with receipts from sales of stock to new and current Member-Dealers. The Company expects that expansion in these selling territories will have a beneficial effect on its ability to generate cash to meet its funding needs.

     Contractual Commitments and Obligations

     Our contractual obligations for the next five years and thereafter are as follows:

                                                                   Year Ended December 31,
                             ------------------------------------------------------------------------------------------------------
                               2004           2005            2006           2007           2008         Thereafter        Total
                             ----------      ---------       ---------       --------      ---------        --------     ----------
  Contractual
    Obligation: (1)

Non-cancelable
   Operating Leases          $1,035,888      $ 943,271       $ 744,595       $646,648      $ 487,086        $399,838     $4,257,326

  Credit Facility
    which expires in
    April 2005 (1)                   (2)            (2)             --             --             --              --             --

  Notes Payable -
    Stock                       358,200         41,280          26,600        150,440         17,500              --

  Notes Payable -
   Vendor
   Consignment                      -0-           -0-              -0-            -0-            -0-         242,759        242,759

  Non-cancelable
   Capital Leases                12,244         12,444           6,545          2,464          1,140             -0-         34,637
                             ----------      ---------       ---------       --------      ---------        --------     ----------
                             $1,406,332      $ 996,795       $ 777,740       $799,552      $ 505,726        $642,597     $5,128,742
                             ==========      =========       =========       ========      =========        ========     ==========

-------------------------

1.   Excludes any  obligation to repurchase  shares which is discussed  above in
     Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" and below in Footnote 3 to the Financial Statements.
2. There was $2,430,000 outstanding on the Company's credit facility at December 31, 2003 and $1,700,000 outstanding on March 3, 2004. The amounts outstanding under the credit facility fluctuate on a daily basis.


     Capital Resources

     Over the past five years, the Company's investments in plant and equipment have amounted to more than $11.5 million and have provided the Company with the capacity for growth to meet Member-Dealers' increasing demand for merchandise and expanded services. Management intends to continue to invest prudently at levels commensurate with the anticipated market expansion and needs of current Member-Dealers.

     During 2003, the Company invested $395,995 in plant and equipment, with $142,517 (36.0%) used to purchase warehouse equipment. The remainder was used to upgrade the Company's auto fleet ($122,330), to upgrade computer equipment and purchase order entry terminals ($70,413), to purchase office furniture and equipment ($47,929) and to remodel and upgrade the Company's building facility ($12,806).

     In April 2003, JPMorgan Chase Bank amended the Company's existing unsecured $10,000,000 revolving line of credit to extend the maturity date to April 2005. This line is used from time to time for brief periods for working capital and other financing needs of the Company. At December 31, 2003, there was $2,430,000 outstanding under the line of credit.

     The Company has budgeted approximately $725,000 for 2004 capital expenditures. Of this amount, the Company will use approximately $400,000 to purchase warehouse equipment, $100,000 to improve the Company's fleet of automobiles, $200,000 to upgrade the Company's computer equipment and $25,000 to upgrade office furniture and equipment.

     The Company's cash position of $1,066,679 at December 31, 2003 is anticipated to be sufficient to fund budgeted 2004 capital expenditures. The Company may, however, utilize some third party financing, including the Company's existing credit sources, to increase inventory throughout the year to meet Member-Dealer needs.

     Off-Balance Sheet Arrangements

     As of December 31, 2003, the Company did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

                                December 31, 2003

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Handy Hardware Wholesale, Inc.
Houston, Texas


We have audited the accompanying balance sheets of Handy Hardware Wholesale, Inc., as of December 31, 2003 and 2002, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ Clyde D. Thomas & Company, P.C.
                                    ---------------------------------------
                                    CLYDE D. THOMAS & COMPANY, P. C.
                                    Certified Public Accountants

February 6, 2004
Pasadena, Texas

                                                  HANDY HARDWARE WHOLESALE, INC.
                                                          BALANCE SHEETS

                                                                                                           December 31,
                                                                                              ----------------------------------
                                                                                                  2003                   2002
                                                                                              -------------          -----------
                                        ASSETS
                                        ------
CURRENT ASSETS
--------------
   Cash                                                                                       $   1,066,679          $  1,394,324
   Accounts receivable - trade, net of subscriptions receivable and
    allowance for doubtful accounts                                                              11,573,826            11,054,401
   Inventory                                                                                     20,552,365            18,029,181
   Note receivable                                                                                    9,099                   552
   Prepaid expenses                                                                                 100,754               122,850
   Prepaid income tax                                                                               183,205               115,456
   Deferred compensation funded                                                                      73,743                60,134
                                                                                              -------------          ------------
     Total Current Assets                                                                        33,559,671            30,776,898
                                                                                              -------------          ------------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   At cost, less accumulated depreciation of
      $7,508,201 (2003) and $7,006,662 (2002)                                                    15,106,190            15,902,215
                                                                                              -------------          ------------

OTHER ASSETS
   Notes receivable                                                                                 244,002               248,460
   Deferred compensation funded                                                                     147,485               180,436
   Prepaid expenses                                                                                  31,814                 1,874
   Intangible asset, less accumulated amortization of
      $724 (2003) and $237 (2002)                                                                     8,981                 5,868
                                                                                              -------------          ------------
                                                                                                    432,282               436,638
                                                                                              -------------          ------------
        TOTAL ASSETS
        ------------                                                                          $  49,098,143          $ 47,115,751
                                                                                              =============          ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES
-------------------
   Notes payable - line of credit                                                             $   2,430,000          $          -
   Notes payable - stock - current portion                                                          358,200               324,280
   Notes payable - capital leases                                                                    12,244                 9,780
   Accounts payable - trade                                                                      19,319,296            20,214,196
   Accrued expenses payable                                                                         452,995             1,574,647
   Deferred compensation payable - current                                                           73,743                60,134
                                                                                              -------------          ------------
     Total Current Liabilities                                                                   22,646,478            22,183,037
                                                                                              -------------          ------------

NONCURRENT LIABILITIES
----------------------
   Notes payable - stock - noncurrent portion                                                       235,820               576,520
   Notes payable - capital leases                                                                    22,393                24,456
   Notes payable - vendor consignment merchandise                                                   242,759               247,463
   Deferred compensation payable                                                                    147,485               180,436
   Deferred income taxes payable                                                                    349,934               272,837
                                                                                              -------------          ------------
                                                                                                    998,391             1,301,712
           Total Liabilities                                                                  -------------          ------------
                                                                                              $  23,644,869          $ 23,484,794
                                                                                              -------------          ------------
                                       13

                                                  HANDY HARDWARE WHOLESALE, INC.
                                                          BALANCE SHEETS

                                                                                                           December 31,
                                                                                              -----------------------------------
                                                                                                  2003                   2002
                                                                                              ------------           ------------

STOCKHOLDERS' EQUITY
--------------------

     Common stock, Class A, authorized 20,000 shares, $100
        par value per share, issued 10,200 and 10,250 shares                                  $   1,020,000          $  1,025,000
     Common stock, Class B, authorized 100,000 shares, $100
        par value per share, issued 82,762 and 75,475 shares                                      8,276,200             7,547,500
     Common stock, Class B subscribed, 5,174.65 and
        5,099.95 shares                                                                             517,465               509,995
            Less subscriptions receivable for Class B Common stock                                  (32,938)              (25,560)
     Preferred stock, 7% cumulative, authorized 100,000 shares, $100 par value per share, issued 85,550
        and 78,332 shares                                                                         8,555,000             7,833,200
     Preferred stock subscribed 5,174.65 and 5,099.95 shares                                        517,465               509,995
            Less subscriptions receivable for Preferred stock                                       (32,938)              (25,560)
     Paid in surplus                                                                                508,609               483,336
                                                                                              -------------          ------------
                                                                                                 19,328,863            17,857,906

     Retained earnings exclusive of other comprehensive earnings                                  6,132,015             5,805,131
     Retained earnings applicable to other comprehensive earnings                                    (7,604)              (32,035)
                                                                                              -------------          ------------
          Total retained earnings                                                                 6,124,411             5,773,096
                                                                                              -------------          ------------

               TOTAL STOCKHOLDERS' EQUITY                                                        25,453,274            23,631,002
               --------------------------                                                     -------------          ------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  49,098,143          $ 47,115,751
                     ------------------------------------------                               =============          ============

                        See accompanying summary of accounting policies and notes to financial statements.

                                                  HANDY HARDWARE WHOLESALE, INC.
                                                      STATEMENTS OF EARNINGS

                                                                                         Years Ended December 31,
                                                                        ---------------------------------------------------------
                                                                            2003                  2002                  2001
                                                                        ------------         --------------         -------------
REVENUE
-------

    Net sales                                                           $189,068,660         $  186,449,447         $ 178,503,543
     Sundry income                                                         5,024,807              4,539,692             4,113,896
                                                                        ------------         --------------         -------------
          Total Revenue                                                 $194,093,467         $  190,989,139         $ 182,617,439
                                                                        ------------         --------------         -------------

EXPENSES
--------

     Net material costs                                                  168,166,289            166,330,582           160,236,413
     Payroll costs                                                        10,302,744              9,893,615             9,560,011
     Other operating costs                                                14,213,097             13,621,914            12,057,265
     Interest expense                                                         83,324                159,692               152,547
                                                                        ------------         --------------         -------------
          Total Expenses                                                 192,765,454            190,005,803           182,006,236
                                                                        ------------         --------------         -------------
EARNINGS BEFORE PROVISION FOR FEDERAL
    INCOME TAX                                                             1,328,013                983,336               611,203
-------------------------------------
PROVISION FOR FEDERAL INCOME TAX                                             476,936                369,240               222,128
--------------------------------                                        ------------         --------------         -------------
NET EARNINGS                                                                 851,077                614,096               389,075
------------
LESS DIVIDENDS ON PREFERRED STOCK                                            524,193                491,484               635,737
---------------------------------                                       ------------         --------------         -------------

NET EARNINGS (LOSS) APPLICABLE
   TO COMMON STOCKHOLDERS                                               $    326,884         $      122,612         $    (246,662)
   ---------------------------                                          ============         ==============         =============

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
   CLASS A & CLASS B                                                    $       3.51         $         1.39         $       (3.03)
   ------------------                                                   ============         ==============         =============

OTHER COMPREHENSIVE EARNINGS (LOSS)
----------------------------------

     Unrealized gain (loss) on securities                                     37,017                (71,403)              (70,113)
     Provision for federal income tax                                         12,586                 24,277                23,838
                                                                        ------------         --------------         -------------
          Other comprehensive earnings (loss) net of tax                      24,431                (47,126)              (46,275)
                                                                        ------------         --------------         -------------

TOTAL COMPREHENSIVE EARNINGS (LOSS)                                     $    351,315         $       75,486         $    (292,937)
-----------------------------------                                     ============         ==============         =============

                        See accompanying summary of accounting policies and notes to financial statements.

                                                  HANDY HARDWARE WHOLESALE, INC.
                                                STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         Years Ended December 31,
                                                                        ---------------------------------------------------------
                                                                            2003                  2002                  2001
                                                                        ------------         --------------         -------------
COMMON STOCK, CLASS A $100 PAR VALUE
---------------------------------------
   Balance at January 1,                                                  $ 1,025,000           $ 1,051,000           $ 1,002,000
   Stock issued (year 2003 - 630 shares)                                       63,000                39,000                91,000
   Stock canceled (year 2003 - 680 shares)                                    (68,000)              (65,000)              (42,000)
                                                                          -----------           -----------           -----------
   Balance at December 31,                                                  1,020,000             1,025,000             1,051,000
                                                                          -----------           -----------           -----------

COMMON STOCK, CLASS B, $100 PAR VALUE
-------------------------------------
   Balance at January 1,                                                    7,547,500             7,075,300             6,405,300
   Stock issued (year 2003 - 8,988 shares)                                    898,800               846,500               807,700
   Stock canceled (year 2003 - 1,701 shares)                                 (170,100)             (374,300)             (137,700)
                                                                          -----------           -----------           -----------
   Balance at December 31,                                                  8,276,200             7,547,500             7,075,300
                                                                          -----------           -----------           -----------

COMMON STOCK, CLASS B, SUBSCRIBED
---------------------------------
   Balance at January 1,                                                      509,995               509,362               480,489
   Stock subscribed                                                           877,170               839,233               831,173
   Transferred to stock                                                      (869,700)             (838,600)             (802,300)
                                                                          -----------           -----------           -----------
   Balance at December 31,                                                    517,465               509,995               509,362
   Less subscription receivable                                               (32,938)              (25,560)              (22,502)
                                                                          -----------           -----------           -----------
        Total                                                                 484,527               484,435               486,860
                                                                          -----------           -----------           -----------
PREFERRED STOCK, 7% CUMULATIVE $100 PAR VALUE
---------------------------------------------
   Balance at January 1,                                                    7,833,200             7,362,200             6,682,600
   Stock issued (year 2003 - 9,044 shares)                                    904,400               858,500               825,700
   Stock canceled (year 2003 - 1,826 shares)                                 (182,600)             (387,500)             (146,100)
                                                                          -----------           -----------           -----------
   Balance at December 31,                                                  8,555,000             7,833,200             7,362,200
                                                                          -----------           -----------           -----------
PREFERRED STOCK, 7% CUMULATIVE SUBSCRIBED
-----------------------------------------
   Balance at January 1,                                                      509,995               509,362               480,489
   Stock subscribed                                                           877,170               839,233               831,173
   Transferred to stock                                                      (869,700)             (838,600)             (802,300)
                                                                          -----------           -----------           -----------
   Balance at December 31,                                                    517,465               509,995               509,362
   Less subscription receivable                                               (32,938)              (25,560)              (22,502)
                                                                          -----------           -----------           -----------
        Total                                                                 484,527               484,435               486,860
                                                                          -----------           -----------           -----------
PAID IN CAPITAL SURPLUS
-----------------------
   Balance at January 1,                                                  $   483,336           $   426,007           $   403,489
   Additions                                                                   25,273                57,329                22,518
                                                                          -----------           -----------           -----------
   Balance at December 31,                                                $   508,609           $   483,336           $   426,007
                                                                          -----------           -----------           -----------
TREASURY STOCK, AT COST
   COMMON STOCK, CLASS A, AT COST
---------------------------------
   Balance at January 1,                                                  $         -           $         -           $         -
   Stock reacquired                                                           (68,000)              (65,000)              (42,000)
   Stock canceled                                                              68,000                65,000                42,000
   Stock issued                                                                     -                     -                     -
                                                                          -----------           -----------           -----------
   Balance at December 31,                                                $         -           $         -           $         -
                                                                          -----------           -----------           -----------

                                                  HANDY HARDWARE WHOLESALE, INC.
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                                              Page 2

                                                                                         Years Ended December 31,
                                                                        ---------------------------------------------------------
                                                                             2003                  2002                  2001
                                                                        ------------           ------------          ------------

   COMMON STOCK, CLASS B, AT COST
   Balance at January 1,                                                 $          -          $          -          $          -
   Stock reacquired                                                          (170,100)             (374,300)             (137,700)
   Stock canceled                                                             170,100               374,300               137,700
   Stock issued                                                                     -                     -                     -
                                                                         ------------          ------------          ------------
   Balance at December 31,                                                          -                     -                     -
                                                                         ------------          ------------          ------------

   PREFERRED STOCK, 7% CUMULATIVE AT COST
   Balance at January 1,                                                            -                     -                     -
   Stock reacquired                                                          (182,600)             (387,500)             (146,100)
   Stock canceled                                                             182,600               387,500               146,100
   Stock issued                                                                     -                     -                     -
                                                                         ------------          ------------          ------------
   Balance at December 31,                                                          -                     -                     -
                                                                         ------------          ------------          ------------
        TOTAL TREASURY STOCK                                                        -                     -                     -
        --------------------                                             ------------          ------------          ------------

RETAINED EARNINGS
   Balance at January 1                                                     5,773,096             5,697,610             5,990,547
   Add:  Net earnings year ending December 31                                 851,077               614,096               389,075
            Other comprehensive earnings (loss)                                24,431               (47,126)              (46,275)
   Deduct:  Cash dividends on Preferred Stock                                 524,193               491,484               635,737
                                                                         ------------          ------------          ------------
   Balance at December 31,                                                  6,124,411             5,773,096             5,697,610
                                                                         ------------          ------------          ------------

TOTAL STOCKHOLDERS' EQUITY                                               $ 25,453,274          $ 23,631,002          $ 22,585,837
--------------------------                                               ============          ============          ============

                        See accompanying summary of accounting policies and notes to financial statements.

                                                HANDY HARDWARE WHOLESALE, INC.
                                                   STATEMENTS OF CASH FLOWS
                                                                                         Years Ended December 31,
                                                                           -----------------------------------------------------
                                                                               2003                  2002                2001
                                                                           -----------          --------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net earnings and other comprehensive earnings (loss)                    $   875,508          $   566,970           $   342,800
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
          Amortization                                                             487                  237                     -
          Depreciation                                                       1,181,572            1,319,648             1,312,553
          Deferred income tax                                                   77,097               81,949               (14,690)
          (Gain) Loss on sale of property, plant, and equipment                (13,351)             (18,830)               (3,250)
          Unrealized loss, decrease, gain (increase) in fair
              market value of securities                                       (37,017)              71,403                70,114
           Deferred compensation funded                                         60,134               60,000                     -
   Changes in assets and liabilities:
      (Increase) Decrease in accounts receivable                              (519,425)             694,206            (1,897,429)
      (Increase) Decrease in notes receivable                                   (4,089)              86,080               (17,278)
      (Increase) Decrease in inventory                                      (2,523,184)             178,509            (2,240,641)
      (Increase) Decrease in prepaid expenses                                  (75,593)             200,940              (182,111)
      Increase (Decrease) in note payable for vendor
          consignment merchandise                                               (4,704)             (86,694)               24,182
      Increase (Decrease) in accounts payable                                 (894,900)            (820,058)            3,619,253
      Increase (Decrease) in accrued expenses payable                       (1,121,652)             344,553               572,646
      Increase (Decrease) in deferred
         compensation payable                                                  (19,342)            (128,259)              (57,883)
                                                                           -----------          -----------           -----------
           Net Cash Provided by (Used for) Operating Activities             (3,018,459)           2,550,654             1,528,266
                                                                           ------------         -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital expenditures for property, plant, and equipment                    (395,995)            (460,891)           (4,884,777)
   Expenditure for intangible asset                                             (3,600)              (6,105)                    -
   Investment in deferred compensation funded                                        -                    -                (9,770)
   Sale of property, plant and equipment                                        23,800               34,250                 3,250
   Reinvested dividends, interest, and capital gains                            (3,775)              (3,145)               (2,460)
                                                                           -----------          -----------           -----------
          Net Cash Provided by (Used for) Investing Activities                (379,570)            (435,891)           (4,893,757)
                                                                           -----------          -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Note Payable - line of credit borrowings                                 53,150,000           76,315,000            54,955,000
   Note Payable - line of credit repayments                                (50,720,000)         (79,015,000)          (52,255,000)
   Increase (Decrease) in notes payable - lease                                    401              (27,370)               36,126
   Increase (Decrease) in notes payable - stock                               (306,780)             117,640               (30,400)
   (Increase) Decrease in subscription receivable                              (14,756)              (6,116)                5,946
   Proceeds from issuance of stock                                           1,906,412            1,802,595             1,804,664
   Purchase of treasury stock                                                 (420,700)            (826,800)             (325,800)
   Dividends paid                                                             (524,193)            (491,484)             (635,737)
                                                                           -----------          -----------           -----------
          Net Cash Provided by (Used for) Financing Activities               3,070,384           (2,131,535)            3,554,799
                                                                           -----------          -----------           -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                           (327,645)             (16,772)              189,308
-----------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,394,324            1,411,096             1,221,788
----------------------------------------------                             -----------          -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $ 1,066,679          $ 1,394,324           $ 1,411,096
----------------------------------------                                   ===========          ===========           ===========
ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
   Interest expense paid                                                   $    83,324          $   159,692          $    152,547
   Income tax payments                                                         480,174              176,572               344,094

                        See accompanying summary of accounting policies and notes to financial statements.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


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

     Handy Hardware Wholesale, Inc., sells to its Member-Dealers products primarily for retail hardware, lumber and home center stores. In addition, the Company offers advertising and other services to Member-Dealers. The Company wholesales hardware to its dealers in Texas, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Florida, Colorado, New Mexico, Tennessee, Mexico, and Central America.

   Cash
   ----
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains a checking account which, at times, exceeds the FDIC coverage of $100,000 normally extended to such accounts. At December 31, 2003, the balance of this account amounted to $1,050,129.

   Inventories
   -----------
     Inventories are valued at the lower of cost or market method, determined by the first in, first out method.

     On August 28, 2003, the Company entered into a Security Agreement with Frigidaire Financial Corporation for inventory acquired from Electrolux Home Products North America. Inventory subject to this agreement at December 31, 2003, was $90,817.

   Property, Plant, and Equipment
   ------------------------------
     Property,  plant,  and  equipment  are  carried  at cost.  Depreciation  of
     property  accounts  for  financial  statement   presentation  is  based  on
     estimated useful lives and methods as follows:

                                                                               Life              Method of
                                          Asset                              in Years           Depreciation
               -------------------------------------------                   --------           ------------
               Building                                                        30-39            Straight Line
               Furniture and warehouse equipment including
                    computer and data processing equipment                      3-7             Straight Line/MACRS
               Transportation equipment                                         3-5             Straight Line

       Property, plant and equipment consists of:

                                                                                           December 31,
                                                                             -------------------------------------
                                                                                 2003                    2002
                                                                             ------------             ------------

              Land                                                           $  3,207,866             $  3,207,866
              Buildings & improvements                                         15,490,838               15,478,032
              Furniture, computer, warehouse equipment                          3,388,830                3,715,818
              Transportation equipment                                            526,857                  507,161
                                                                             ------------             ------------
                                                                             $ 22,614,391             $ 22,908,877
              Less:  Accumulated depreciation                                   7,508,201                7,006,662
                                                                              -----------              -----------
                                                                             $ 15,106,190             $ 15,902,215

     Depreciation expense for the year ended December 31, 2003, amounted to $1,181,572 compared with $1,319,648 for the year ended December 31, 2002.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------

Changes in property, plant, and equipment for the year ended December 31, 2003, are shown in the following schedule:

                                              Balance          Additions
                                             1-1-2003           At Cost         Retirements      Changes       12-31-2003
                                             --------           -------         -----------      -------       ----------

  Land                                    $ 3,207,866         $        -         $       -   $         -      $ 3,207,866
  Buildings and improvements               15,478,032             12,806                 -             -       15,490,838
  Furniture, computers and
     warehouse equipment                    3,715,818            260,859           587,847             -        3,388,830
  Transportation equipment                    507,161            122,330           102,634             -          526,857
                                          -----------         ----------         ---------       -------      -----------
                                          $22,098,877         $  395,995         $ 690,481   $         -      $22,614,391
                                          ===========         ==========         =========   ===========      ===========

Changes in property, plant, and equipment for the year ended December 31, 2002, are shown in the following schedule:

                                              Balance          Additions
                                             1-1-2002           At Cost         Retirements      Changes       12-31-2002
                                             --------           -------         -----------      -------       ----------

  Land                                    $ 3,207,866         $        -         $       -   $         -      $ 3,207,866
  Buildings and improvements               15,452,276             37,957            12,201             -       15,478,032
  Furniture, computers and
     warehouse equipment                    3,698,071            333,967           316,220             -        3,715,818
  Transportation equipment                    506,524             88,967            88,330             -          507,161
                                          -----------         ----------         ---------       -------      -----------
                                          $22,864,737         $  460,891         $ 416,751   $         -      $22,908,877
                                          ===========         ==========         =========   ===========      ===========

Changes in property, plant, and equipment for the year ended December 31, 2001, are shown in the following schedule:

                                              Balance          Additions
                                             1-1-2001           At Cost         Retirements      Changes       12-31-2001
                                             --------           -------         -----------      -------       ----------

  Land                                    $ 3,207,866         $        -         $       -   $         -      $ 3,207,866
  Construction in Progress-
     warehouse expansion                    2,107,122          4,044,192                 -    (6,151,314)               -
  Buildings and improvements                9,235,072            102,526            36,636     6,151,314       15,452,276
  Furniture, computers and
     warehouse equipment                    3,642,310            610,767           555,006             -        3,698,071
  Transportation equipment                    561,104            132,084           186,664             -          506,524
                                          -----------         ----------         ---------       -------      -----------
                                          $18,753,474         $4,889,569         $ 778,306   $         -      $22,864,737
                                          ===========         ==========         =========   ===========      ===========

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------

Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 2003, are shown in the following schedule:

                                              Balance          Additions
                                             1-1-2003           At Cost         Retirements      Changes       12-31-2003
                                             --------           -------         -----------      -------       ----------

  Land                                    $         -         $        -         $       -   $         -      $         -
  Buildings and improvements                3,928,746            584,862                 -             -        4,513,608
  Furniture, computers and
     warehouse equipment                    2,757,342            451,544           587,847             -        2,621,039
  Transportation equipment                    320,574            145,166            92,186             -          373,554
                                          -----------          ---------         ---------       -------      -----------
                                          $ 7,006,662         $1,181,572         $ 680,033   $         -      $ 7,508,201
                                          ===========         ==========         =========   ===========      ===========

Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 2002, are shown in the following schedule:

                                              Balance          Additions
                                             1-1-2002           At Cost         Retirements      Changes       12-31-2002
                                             --------           -------         -----------      -------       ----------

  Land                                    $         -         $        -         $       -   $         -      $         -
  Buildings and improvements                3,309,391            631,556            12,201             -        3,928,746
  Furniture, computers and
     warehouse equipment                    2,528,656            544,906           316,220             -        2,757,342
  Transportation equipment                    250,299            143,186            72,911             -          320,574
                                          -----------          ---------         ---------       -------      -----------
                                          $ 6,088,346         $1,319,648         $ 401,332   $         -      $ 7,006,662
                                          ===========         ==========         =========   ===========      ===========


Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 2001, are shown in the following schedule:

                                              Balance          Additions
                                             1-1-2001           At Cost         Retirements      Changes       12-31-2001
                                             --------           -------         -----------      -------       ----------

  Land                                    $         -         $        -         $       -   $         -      $         -
  Buildings and improvements                2,755,238            590,789            36,636             -        3,309,391
  Furniture, computers and
     warehouse equipment                    2,508,681            574,981           555,006             -        2,528,656
  Transportation equipment                    285,387            146,783           181,871             -          250,299
                                          -----------          ---------         ---------       -------      -----------
                                          $ 5,549,306         $1,312,553         $ 773,513   $         -      $ 6,088,346
                                          ===========         ==========         =========   ===========      ===========

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

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

                                              Annual                Tax Depreciation        Total
                                          Tax Depreciation        (Over) Under Book       Accumulation
                                          Over (Under) Book       Depreciation for       Tax Over Book
                       Year                 Depreciation            Deleted Assets         Depreciation
                       ----               -----------------       ------------------     --------------

                     12-31-01                  67,232                 (23,769)             1,342,353
                     12-31-02                 157,844                  40,587              1,540,784
                     12-31-03                 178,241                  14,706              1,733,731

     2.   Deferred compensation is accrued as follows:

                     Balance, December 31, 2002                                           $  240,570
                     Decrease for year ended December 31, 2003                                19,342
                                                                                          ----------
                     Balance, December 31, 2003                                           $  221,228
                                                                                          ==========

          The deferred compensation has not been deducted for income tax purposes. The deferred compensation is to be paid over a five-year period to Mr. James Tipton, retired former President and Chief Executive Officer of the Company. Mr. Tipton retired in January, 2002.

     3. Internal Revenue Code Section 263A requires certain costs to be capitalized for inventory purposes. The following schedule shows the amount reported on the tax return.

                                                                                 December 31,
                                                                   ----------------------------------
                                                                       2003                  2002
                                                                   ------------          ------------

                     Book inventory                                $ 20,552,365          $ 18,029,181
                     Adjustment for 263A uniform
                         capitalization costs                           435,814               400,500
                                                                   ------------          ------------
                     Inventory for tax return                      $ 20,988,179          $ 18,429,681
                                                                   ============          ============

          The Company accounts for any tax credits as a reduction of income tax expense in the year in which such credits arise.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------

   Net Earnings Per Share of Common Stock
   --------------------------------------

          Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to stock issued, stock subscribed, dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                                  Years ended December 31,
                                                                  ---------------------------------------------------
                                                                      2003                2002                2001
                                                                  -----------         -----------         -----------

           Net earnings                                           $   851,077         $   614,096         $   389,075
           Less:  Dividends on preferred stock                        524,193             491,484             635,737
                                                                   ----------          ----------          ----------
           Net earnings (loss) applicable to
             common stockholders                                  $   326,884         $   122,612         $  (246,662)


           Weighted average shares of common                           93,239              88,223              81,415
             stock (Class A and Class B outstanding)

           Net earnings (loss) per share of
             common stock                                         $      3.51         $      1.39         $     (3.03)

   Preferred Stock Dividends
   -------------------------

          Cash dividends paid on the Company's outstanding preferred stock (par value $100 per share) were 7% for 2003, 7% for 2002, and 10% for 2001, pro-rated for the portion of a twelve-month period (ending January 31) during which the preferred stock was held. The weighted average number of preferred shares outstanding during each 12 month period was used to calculate the per share cash dividends on preferred stock as reflected below. Cash dividends have never been paid and are not anticipated to be paid in the future on either class of the Company's outstanding common stock.

                                    SCHEDULE OF PREFERRED STOCK DIVIDENDS

                                  During the
                                  Year Ended            Weighted Average                Per
                                 December 31          Shares Outstanding               Share
                                 -----------          ------------------               -----
                                     2003                    85,918                    $6.10
                                     2002                    80,761                    $6.09
                                     2001                    73,980                    $8.59

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

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



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

          Notes receivable are classified as follows:

                                                                                              December 31,
                                                                                  -------------------------------
                                                                                      2003               2002
                                                                                  -----------        ------------

                         Current                                                  $     9,099        $        552
                         Noncurrent                                                   244,002             248,460
                                                                                  -----------        ------------
                           Total                                                  $   253,101        $    249,012
                                                                                  ===========        ============

NOTE 3 - NOTES PAYABLE - STOCK
------------------------------

          The five year, interest bearing notes payable - stock reflect amounts due from the Company to former Member-Dealers for the Company's repurchase of shares of Company stock owned by these former Member-Dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates on outstanding notes currently range from 3.0% to 6.0%.

     Notes payable - stock are classified as follows:

                                                                                              December 31,
                                                                                  -------------------------------
                                                                                      2003               2002
                                                                                  -----------        ------------

                         Current                                                  $   358,200         $   324,280
                         Noncurrent                                                   235,820             576,520
                                                                                  -----------        ------------
                           Total                                                  $   594,020        $    900,800
                                                                                  ===========        ============

     Principal payments applicable to the next five years are as follows:

                                                                                              December 31,
                                                                                  -------------------------------
                                                                                      2003               2002
                                                                                  -----------        ------------

                         2003                                                     $         -        $    324,280
                         2004                                                         358,200             358,200
                         2005                                                          41,280              41,280
                         2006                                                          26,600              26,600
                         2007                                                         150,440             150,440
                         2008                                                          17,500                   -
                                                                                  -----------        ------------
                          Total                                                   $   594,020        $    900,800
                                                                                  ===========        ============

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 4- INCOME TAXES
--------------------

          The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method.

          The major categories of deferred income tax provisions are as follows (based on FASB 109):

                                                     Years ended December 31,
                                           ---------------------------------------------
                                              2003             2002             2001
                                           -----------      -----------      -----------
Excess of tax over book depreciation       $ 1,733,731      $ 1,540,784      $ 1,342,353
Allowance for doubtful accounts                (41,570)         (48,714)         (44,001)
Inventory - ending inventory adjustment
  for tax recognition of sec. 263A
       uniform capitalization costs           (435,814)        (400,500)        (380,869)
Deferred compensation                         (227,128)        (289,107)        (356,048)
                                           -----------      -----------      -----------
           Total                             1,029,219          802,463          561,435
           Statutory tax rate                       34%              34%              34%
                                           -----------      -----------      -----------
Cumulative deferred income tax payable     $   349,934      $   272,837      $   190,888
                                           ===========      ===========      ===========
Classified as:
       Current liability                   $         -      $         -      $         -
       Noncurrent liability                    349,934          272,837          190,888
                                           -----------      -----------      -----------
                                           $   349,934      $   272,837      $   190,888
                                           ===========      ===========      ===========

          Reconciliation of income taxes on difference between tax and financial accounting is as follows:

                                                                     Years ended December 31,
                                                               -------------------------------------
                                                                 2003          2002          2001
                                                               ---------     ---------     ---------

Principal components of income tax expense Federal:
   Current
      Income tax paid                                          $ 480,174     $ 176,572     $ 344,094
      Carryover of prepayment from prior year                    115,456       201,897        70,783
      Current income tax payable                                       -             -             -
                                                               ---------     ---------     ---------
                                                               $ 595,630     $ 378,469     $ 414,877
      Less carryover to subsequent year                         (183,205)     (115,456)     (201,897)
                                                               ---------     ---------     ---------
      Income tax for tax reporting at statutory rate of 34%    $ 412,425     $ 263,013     $ 212,980
   Deferred
      Adjustments for financial reporting:
         Depreciation                                             65,602        67,467        14,777
         263A uniform capitalization costs                       (12,007)       (6,674)      (20,680)
         Other                                                    23,502        21,157        (8,787)
                                                               ---------     ---------     ---------
   Provision for federal income tax (U.S.)                     $ 489,522     $ 344,963     $ 198,290
                                                               =========     =========     =========

          The Company is not exempt from income tax except for municipal bond interest earned in an amount of $3,775.

          The Company is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 5 - LEASES
---------------

          Operating Leases

          The Company leases certain trucks and trailers under long-term operating lease agreements. Leases expire in each of the years between 2004 and 2012.

          The following is a schedule of future minimum lease payments for operating leases as of December 31, 2003 and 2002 for the subsequent five years:

                                                                    Years ended
                                                                    December 31,
                                                          --------------------------------
                                                              2003               2002
                                                          -----------        -------------
                                 2003                     $         -        $     719,782
                                 2004                       1,035,888              701,184
                                 2005                         943,271              640,014
                                 2006                         744,595              429,389
                                 2007                         646,648              366,609
                                 2008                         487,086                    -
                                 Thereafter                   399,838                    -

     Capital Leases
     --------------

     The Company leases equipment as a capital lease. The following is an analysis of the leased property under capital leases by major class:

                                                                      Years ended
                                                                      December 31,
                                                          -------------------------------
                                                             2003                2002
                                                          -----------         ------------
             Class of Property
             -----------------

             Furniture, computers,
                  and warehouse equipment               $      51,834         $    100,467
             Less:  Accumulated depreciation                   31,262               80,878
                                                         ------------         ------------
                                                        $      20,572         $     19,589
                                                        =============         ============

     The following is a schedule by year of future minimum lease payments for capital leases:

                                                                  Years ended
                                                                  December 31,
                                                        ----------------------------------
                                                            2003                  2002
                                                        -------------         ------------
                                 2003                   $           -         $      9,780
                                 2004                          12,244                9,780
                                 2005                          12,244                9,780
                                 2006                           6,545                4,896
                                 2007                           2,464                    -
                                 2008                           1,140                    -
                                                        -------------         ------------
                                      Total             $      34,637         $     34,236
                                                        =============         ============

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 5 - LEASES (CONTINUED)
--------------------------

          The lease payments at year-end 2003 are reflected in the Balance Sheet as current and noncurrent obligations under capital leases of $12,244 and $22,393, respectively. The estimated interest rates range from
          4.0% to 9.0%. Amortization of leased property is included in depreciation expense.

          Rental Expenses
          ---------------

          Rental expenses for the preceding three years are:

                    2003            $ 1,622,216
                    2002            $ 1,613,719
                    2001            $   894,987


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


NOTE 7 - RETIREMENT PLAN - HANDY HARDWARE WHOLESALE, INC. 401(K) PROFIT SHARING PLAN
--------------------------------------------------------------------------------

          During 1997, the Company transferred the former Profit Sharing and Savings Plan to a 401(K)Profit Sharing Plan to help employees achieve financial security during their retirement years. Employees are eligible to participate in the plan if they have attained age 21 and have completed one year of service with the Company. The Plan includes a 401(K) arrangement to allow employees to contribute to the Plan a portion of their compensation, known as elective deferrals. Each year, the Company will make matching contributions in the percentage determined by the Board of Directors at its discretion. The Board of Directors may choose not to make matching contributions to the Plan for a particular year. During 2003, the employees could contribute up to 6% of their gross annual compensation with 50% of such contribution matched by the Company. In addition, the employees could contribute an additional 9% with no Company matching contribution. Employees are 100% vested at all times for elective deferrals in the Plan. The Plan permits the Company to contribute a discretionary amount for a plan year designated as qualified nonelective contributions. Company qualified nonelective contributions are allocated to employees in the same proportion that the number of points per employee bears to the total points of all participants. Employees receive one point for each $200 of compensation and five points for each year of service. Employees' interests in the value of the contributions made to their account first partially vest after two years of service at 20% and continue to vest an additional 20% each year until fully vested after six years of service. Participating employees who reach age 65 are fully vested without regard to their number of years of service. Benefits are paid to eligible employees under the plan in lump sum upon retirement, or at the direction of the employee, pursuant to the terms of an annuity plan selected by the employee. The amount of cost recognized during the years ended December 31, is as follows:

                                                          Company Matching             Company Qualified
                                          Total             Contribution            Nonelective Contribution
                                          -----           ----------------          ------------------------

                    2003                $ 133,461             $ 133,461                     $ -
                    2002                $ 129,244             $ 129,244                     $ -
                    2001                $ 133,959             $ 133,959                     $ -

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



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

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



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

     Stock  Repurchase
     -----------------

          In 2003 and 2002, the Board continued its program of offering to repurchase from shareholders who are over-invested in the Company's capital stock by $4,000 or more, an amount of stock (based on a purchase price of $100 per share) equal to one-fourth of their over-invested amount, equally divided between shares of Preferred Stock and Class B Common Stock. In connection with the repurchase, the minimum required investment in the Company's capital stock is at least $10,000, but may be more based on the shareholder's Desired Stock
          Ownership level. As of December 31, 2003 and 2002, the total over-invested amount eligible for repurchase by the Company was approximately $1,700,000 and $1,600,000, of which the Company offered to repurchase 3,524 shares valued at $352,400 in 2003 and 3,250 shares valued at $325,000 in 2002. Of the 3,524 shares and 3,250 shares which the Company offered to repurchase during the last two years, Member-Dealers submitted 360 shares in 2003 (totaling $36,000) and 128 shares in 2002 (totaling $12,800).

NOTE 9 - LINE OF CREDIT
-----------------------

          In August, 2003, JPMorgan Chase Bank, ("the Bank") amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2005 maturity date. The interest rate is prime minus one and three quarter percent (1.75%) or the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). The line has been used from time to time for working capital and other financing needs of the Company. The total of all the borrowings against and repayments of the line of credit throughout the year were as follows:

               Balance         Borrowings             Repayments            Balance           Interest           Interest
               1-01-03       Throughout 2003        Throughout 2003        12-31-03             Rate               Paid
               -------       ---------------        ---------------        --------             ----             --------

                $   -          $53,150,000            $50,720,000         $2,430,000            2.25%            $43,501

          Terms of the line of credit require monthly payments of accrued interest with the balance, if any, of the loan to be repaid on April 30, 2005.

NOTE 10 - COMPREHENSIVE EARNINGS
--------------------------------

     1. Deferred compensation funded in the amount of $221,228 on the Balance Sheet as a current asset in the amount of $73,743 and as a non-current asset in the amount of $147,485 at December 31, 2003, includes equity securities classified as investments available for sale in the amount of $221,228 at fair market value. The $221,228 includes $5,900 unrealized loss on securities resulting from the decrease in fair market value. The cost of the equity securities is $227,128.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 10 - COMPREHENSIVE EARNINGS (CONTINUED)
-------------------------------------------

     2.   Changes in Equity Securities:

                                                                      Year Ended
                                                                  December 31, 2003      Cumulative
                                                                  -----------------      ----------

      Balance, January 1, 2003                                        $   240,570        $       -
      Purchases                                                                 -          117,400
      Dividends, interest and capital gains                                 3,775          175,482
      Deferred compensation funded                                        (60,134)         (60,134)
      Unrealized gains (losses) on securities resulting from
        Increase (decrease) in fair market value                           37,017          (11,520)
                                                                      ----------         ---------
      Balance, December 31, 2003                                      $   221,228        $ 221,228
                                                                       ==========        =========

     3. Components of Net Earnings Plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the twelve months ended December 31, 2003:

                                                        Other Comprehensive                     Net Earnings Plus Other
                Net Earnings                               Earnings (Loss)                       Comprehensive Earnings
                ------------                            -------------------                     -----------------------
   Earnings Before Provision                      Unrealized Gain
     for Federal Income Tax       $1,328,013        (Loss) on Securities  $ 37,017       Net Earnings                   $ 851,077

  Provision for                                  Provision for                           Other Comprehensive
     Federal Income Tax              476,936       Federal Income Tax       12,586         Earnings                        24,431
                                  ----------                              --------                                      ---------
                                  $  851,077                              $ 24,431                                      $ 875,508
                                  ==========                              ========                                      =========


           Net Earnings Applicable to                       Other Comprehensive                     Total Comprehensive
               Common Stockholders                            Earnings (Loss)                              Earnings
           --------------------------                       -------------------                     -------------------
                                                 Unrealized Gain                         Net Earnings Applicable to
  Net Earnings                    $  851,077       (Loss) on Securities   $ 37,017     Common Stockholders              $ 326,884

  Less Dividends                                 Provision for                           Other Comprehensive
    On Preferred Stock               524,193       Federal Income Tax       12,586               Earnings                  24,431
                                  ----------                                ------                                      ---------
                                  $  326,884                              $ 24,431                                      $ 351,315
                                  ==========                              ========                                      =========

4.       Components of Retained Earnings

                                                                   Retained Earnings     Retained Earnings
                                                                  Applicable to Other    Exclusive of Other
                                                                     Comprehensive         Comprehensive
                                                                       Earnings               Earnings               Total
                                                                  -------------------    ------------------       -----------
      Balance, January 1, 2003                                      $    (32,035)           $ 5,805,131           $ 5,773,096
      Add:  Net earnings year ended December 31, 2003                     24,431                851,077               875,508
      Deduct:  Cash Dividends on preferred stock                               -                524,193               524,193
                                                                    ------------            -----------           -----------
      Balance, December 31, 2003                                    $     (7,604)           $ 6,132,015           $ 6,124,411
                                                                    ============            ===========           ===========

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



NOTE 11 - SUBSEQUENT EVENT
--------------------------

          None


NOTE 12 - LITIGATION
--------------------

          In the opinion of the Company, no material legal proceedings and no environmental clean-up actions are pending or threatened that would have a material effect on the financial position or results of operations of the Company.


NOTE 13 - OTHER DISCLOSURES
---------------------------

     1. Costs incurred for advertising are expensed when incurred. The amount charged to advertising expense in the prior three years are:

                       2003                                  1,244,951
                       2002                                  1,029,969
                       2001                                    873,059


          2. Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts in the following amounts.

                                                           December 31,
                                                 -------------------------------
                                                     2003                 2002
                                                 ----------           ----------
                 Subscriptions receivable            65,876           $   51,120
                 Allowance for doubtful accounts     41,570               48,714

               The allowance for doubtful accounts is determined based upon past experience of the Company as follows:

                                    Net Bad Debts Expense
                                         December 31,
                                   -------------------------
                                     2003             2002
                                   --------         --------

                12-31-2003         $ 38,223         $      -
                12-31-2002           35,553           35,553
                12-31-2001           50,933           50,933
                12-31-2000                -           59,657
                                   --------         --------
                                   $124,709         $146,143
                                   ========         ========
                Average            $ 41,570         $ 48,714
                                   ========         ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A. Controls and Procedures

          Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures

          The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based on that evaluation, they have concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and required under the Exchange Act to be disclosed in this annual report.

          (b) Changes in Internal Controls

          There were no significant changes in the Company's internal controls that could significantly affect such controls subsequent to the date of their evaluation.

                                    PART III

          Items 10-14 are incorporated by reference to the Company's Proxy Statement for its annual stockholders' meeting to be held April 19, 2004, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 2003 fiscal year.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents Filed as Part of this Report

   (1)      Financial Statements                                                                          Reference
            --------------------                                                                          ---------

            Auditor's Report.................................................................................... 12

            Balance Sheets at December 31,
              2003 and 2002..................................................................................... 13

            Statements of Earnings for the years ended December 31,
              2003, 2002 and 2001 .............................................................................. 15

            Statements of Stockholders' Equity
              for the years ended December 31,
              2003, 2002 and 2001 .............................................................................. 16

            Statements of Cash Flows for the years ended
              December 31, 2003, 2002 and 2001 ................................................................. 18

            Notes to Financial Statements....................................................................... 19

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

     +      3.4   Bylaws of Handy Hardware Wholesale, Inc., as amended April 21, 2003.

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

            Exhibit
            Number
            ------


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

            10.12 Sixth  Amendment  to  Amendment  and  Restatement  of Credit  Agreement  between  the Company and
                  JPMorgan  Chase Bank dated April 30,  2002.  (Filed as Exhibit  10.1 to the  Company's  Quarterly
                  Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.)

     *      10.13 First Amendment to the Employment Agreement, as amended,  between Handy Hardware Wholesale,  Inc.
                  and Jerry Donald  Jameson,  dated  November 13, 2002.  (Filed as Exhibit  10.13 to the  Company's
                  Annual  Report on Form 10-K for the year ended  December 31,  2002,  and  incorporated  herein by reference.)

            10.14 Seventh  Amendment to  Amendment  and  Restatement  of Credit  Agreement  between the Company and
                  JPMorgan  Chase Bank dated April 30,  2003.  (Filed as Exhibit  10.1 to the  Company's  Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.)

     +      10.15 Eighth  Amendment  to  Amendment  and  Restatement  of Credit  Agreement  between the Company and
                  JPMorgan Chase Bank dated August 1, 2003.

     *+     10.16 Second Amendment to the Employment  Agreement as amended between Handy Hardware  Wholesale,  Inc.
                  and Jerry Donald Jameson dated, March 1, 2004.

     +      11.1  Statement re Computation of Per Share Earnings.

     +      31.1  Certification  of Chief  Executive  Officer  Pursuant to Rule  13a-14(a) or Rule 15d-14(a) of the
                  Securities Exchange Act of 1934

     +      31.2  Certification  of the Chief  Financial  Officer  Pursuant to Rule  13a-14(a) or Rule 15d-14(a) of
                  the Securities Exchange Act of 1934.

     +      32.0  Certification  of the Chief  Executive  Officer  and Chief  Financial  Officer  Pursuant  to Rule
                  13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

  *    Management Contract.
  +    Filed herewith.

     The Company will furnish to any requesting shareholder a copy of any exhibit upon payment of $.40 per page to cover the expense of furnishing such copies. Requests should be directed to Tina S. Kirbie, Secretary and Treasurer, Handy Hardware Wholesale, Inc., 8300 Tewantin Drive, Houston, Texas 77061.

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended December 31, 2003.

     (c) Exhibits

     Listed in Item 15(a)(3) above.

     (d) Financial Statement Schedules

     Listed in Item 15(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Handy Hardware Wholesale, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HANDY HARDWARE WHOLESALE, INC.


                                 /s/ Don Jameson
                                 -----------------------------------------------
                                 DON JAMESON
                                 President and Chief Executive Officer

March 11, 2004

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


                  Signature                               Title                               Date
                  ---------                               -----                               ----

  /s/ Don Jameson                                President, Chief Executive              March 11, 2004
  -------------------------------                Officer and Director
           Don Jameson

  /s/ Tina S. Kirbie                             Chief Financial and                     March 11, 2004
  -------------------------------                Accounting Officer
        Tina S. Kirbie

  /s/ Doug Ashy, Jr.                             Director                                March 12, 2004
  -------------------------------
         Doug Ashy, Jr.

  /s/ Terrill Bartlett                           Director                                March 18, 2004
  -------------------------------
         Terrill Bartlett

  /s/ Craig E. Blum                              Director                                March 17, 2004
  -------------------------------
         Craig E. Blum

  /s/ Susie Bracht-Black                         Director                                March 18, 2004
  -------------------------------
       Susie Bracht-Black

  /s/ Suzanne Elliott                            Director                                March 18, 2004
  -------------------------------
        Suzanne Elliott

  /s/ William R. Hill                            Director                                March 16, 2004
  -------------------------------
         William R. Hill

  /s/ Jimmy T. Pate                              Director                                March 12, 2004
  -------------------------------
          Jimmy T. Pate

  /s/ Leory Welborn                              Director                                March 18, 2004
  -------------------------------
          Leroy Welborn