Form 10-Q
period 2004-03-31
HANDY HARDWARE WHOLESALE INC
filed 2004-05-14
CIK 354053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes                                No    X
                                    -------                      -------

The number of shares outstanding of each of the Registrant's classes of common stock as of April 30, 2004, was 10,320 shares of Class A Common Stock, $100 par value, and 83,311 shares of Class B Common Stock, $100 par value.

HANDY HARDWARE WHOLESALE, INC.


INDEX
-----


PART I            Financial Information                                      Page No.
                                                                             -------

       Item 1.             Financial Statements

                     Condensed Balance Sheet March 31, 2004
                           and December 31, 2003 ........................        3-4

                     Condensed Statement of Earnings - Three Months
                           Ended March 31, 2004 and 2003.................        5

                     Condensed Statement of Cash Flows - Three Months
                           Ended March 31, 2004 and 2003.................        6-7

                     Notes to Condensed Financial Statements.............        8-13


       Item 2.             Management's Discussion & Analysis of Financial
                           Condition and Results of Operations...........       14-19

       Item 3.             Quantitative & Qualitative Disclosures About
                           Market Risk...................................          19

       Item 4.             Controls and Procedures.......................          19


PART II           Other Information

       Item 1. None                                                                20

       Item 2. Changes in Securities, Use of Proceeds
                   and Issuer Purchases of Equity Securities                       20

       Items 3-5. None                                                             20

       Item 6.       Exhibits                                                      20

       Signatures                                                                  21

                                                   HANDY HARDWARE WHOLESALE, INC.
                                                       CONDENSED BALANCE SHEET

                                                                                       MARCH 31,                    DECEMBER 31,
                                                                                         2004                           2003
                                                                                       ---------                    ------------
     ASSETS
     ------

     CURRENT ASSETS
     --------------
        Cash                                                                          $ 1,607,377                   $ 1,066,679
        Accounts Receivable, net of                                                    19,119,283                    11,573,826
             subscriptions receivable and
             allowance for doubtful accounts
        Notes Receivable (Note 3)                                                           7,245                         9,099
        Inventory                                                                      22,839,405                    20,552,365
        Deferred Compensation Funded                                                       73,743                        73,743
        Other Current Assets                                                              764,849                       100,754
        Prepaid Income Tax                                                                    -0-                       183,205
                                                                                      -----------                   -----------
                                                                                      $44,411,902                   $33,559,671
                                                                                      -----------                   -----------

     PROPERTY, PLANT AND EQUIPMENT (Note 2)
     -------------------------------------
        At Cost Less Accumulated Depreciation
        of $7,722,305(2004) and $7,508,201 (2003)                                     $15,114,875                   $15,106,190
                                                                                      -----------                   -----------

     OTHER ASSETS
     ------------
        Notes Receivable (Note 3)                                                     $   237,672                   $   244,002
        Intangible Assets Less Accumulated Amortization
        $886 (2004) and $724 (2003)                                                         8,819                         8,981
        Deferred Compensation Funded                                                      133,390                       147,485
        Other Noncurrent Assets                                                               -0-                        31,814
                                                                                      -----------                   -----------
                                                                                      $   379,881                   $   432,282
                                                                                      -----------                   -----------
     TOTAL ASSETS                                                                     $59,906,658                   $49,098,143
     ------------                                                                     ===========                   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     CURRENT LIABILITIES
     -------------------
         Notes Payable - Line of Credit                                               $   550,000                   $ 2,430,000
         Notes Payable-Stock (Note 4)                                                     358,200                       358,200
         Notes Payable-Capital Lease                                                        9,985                        12,244
         Accounts Payable - Trade                                                      30,927,734                    19,319,296
         Other Current Liabilities                                                        504,806                       452,995
         Deferred Compensation Payable                                                     73,743                        73,743
         Federal Income Taxes Payable (Note 5)                                            137,391                           -0-
                                                                                      -----------                   -----------
                                                                                      $32,561,859                   $22,646,478
                                                                                      -----------                   -----------

     NONCURRENT LIABILITIES
     ----------------------
         Notes Payable - Line of Credit                                               $   550,000                   $       -0-
         Notes Payable-Stock (Note 4)                                                     244,220                       235,820
         Notes Payable-Capital Lease                                                       13,046                        22,393
         Notes Payable-Vendor                                                             236,712                       242,759
         Deferred Compensation Payable                                                    133,390                       147,485
         Deferred Income Taxes Payable (Note 5)                                           346,131                       349,934
                                                                                      -----------                   -----------
                                                                                      $ 1,523,499                   $   998,391
                                                                                      -----------                   -----------

     TOTAL LIABILITIES                                                                $34,085,358                   $23,644,869
     -----------------                                                                -----------                   -----------

                       The accompanying notes are an integral part of the Condensed Financial Statements.

                                                   HANDY HARDWARE WHOLESALE, INC.
                                                CONDENSED BALANCE SHEET (CONTINUED)

                                                                                      MARCH 31,                    DECEMBER 31,
                                                                                        2004                           2003
                                                                                     -----------                  ------------

     STOCKHOLDERS' EQUITY
     --------------------
         Common Stock, Class A,
             authorized 20,000 shares, $100
             par value per share, issued
             10,480 & 10,200 shares                                                  $ 1,048,000                   $ 1,020,000
         Common Stock, Class B,
             authorized 100,000 shares, $100
             par value per share, issued
             84,242 & 82,762 shares                                                    8,424,200                     8,276,200
         Common Stock, Class B
             Subscribed 6,202.13 & 5,174.65
             shares                                                                      620,213                       517,465
                Less Subscription Receivable                                             (55,125)                      (32,938)
         Preferred Stock 10% Cumulative,
             authorized 100,000 shares, $100
             par value per share, issued
             87,100 & 85,550 shares                                                    8,710,000                     8,555,000
         Preferred Stock, Subscribed
             6,202.13 & 5,174.65 shares                                                  620,213                       517,465
                Less Subscription Receivable                                             (55,125)                      (32,938)
         Paid in Surplus                                                                 520,369                       508,609
                                                                                     -----------                   -----------
                                                                                     $19,832,745                   $19,328,863
         Less: Cost of Treasury Stock
             1,548.00 and -0- shares                                                    (154,800)                           -0-
                                                                                     -----------                   -----------
                                                                                     $19,677,945                   $19,328,863

         Retained Earnings exclusive of other
             comprehensive loss (Note 6)                                               6,148,423                     6,132,015
         Retained Earnings applicable to other
             comprehensive loss (Note 6)                                                  (5,068)                       (7,604)
                                                                                     -----------                   -----------
                                                                                       6,143,355                     6,124,411
                                                                                     -----------                   -----------

             Total Stockholders' Equity                                              $25,821,300                   $25,453,274
                                                                                     -----------                   -----------

         TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                                                        $59,906,658                   $49,098,143
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

                                                            4

                                                 HANDY HARDWARE WHOLESALE, INC.
                                                 CONDENSED STATEMENT OF EARNINGS
                                                           (UNAUDITED)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------------------
                                                                                         2004                          2003
                                                                                         ----                          ----

         REVENUES
         --------
             Net Sales                                                               $52,274,312                   $48,974,287
             Sundry Income                                                             1,943,709                     1,634,618
                                                                                     -----------                   -----------
         TOTAL REVENUES                                                              $54,218,021                   $50,608,905
         --------------                                                              -----------                   -----------

         EXPENSE
         -------
             Net Material Costs                                                      $46,565,586                   $44,255,647
             Payroll Costs                                                             2,454,632                     2,376,432
             Other Operating Costs                                                     4,269,700                     3,617,693
             Interest Expense                                                             23,484                        28,846
                                                                                     -----------                   -----------
         TOTAL EXPENSE                                                               $53,313,402                   $50,278,618
         -------------                                                               -----------                   -----------

         NET EARNINGS BEFORE PROVISIONS
         FOR ESTIMATED FEDERAL INCOME TAX                                            $   904,619                   $   330,287
         --------------------------------

         PROVISIONS FOR ESTIMATED
         FEDERAL INCOME TAX (Note 5 & 6)                                                (315,487)                     (119,117)
         -------------------------------                                             -----------                   -----------

         NET EARNINGS                                                                $   589,132                   $   211,170
         ------------

         LESS ESTIMATED DIVIDENDS ON
         PREFERRED STOCK                                                                (143,181)                     (131,048)
         ---------------------------                                                 -----------                   -----------

         NET EARNINGS APPLICABLE TO
         COMMON STOCKHOLDERS                                                         $   445,951                   $    80,122
         --------------------------                                                  ===========                   ===========

         NET EARNINGS PER SHARE OF
         COMMON STOCK, CLASS A &
         CLASS B (Note 1)                                                            $      4.52                   $      0.88
         -------------------------                                                   ===========                   ===========

         OTHER COMPREHENSIVE EARNINGS (LOSS)
         ----------------------------------
             Unrealized Earnings (Loss) on Securities
             (Note 6)                                                                $     3,843                   $    (4,034)
             Provision for Federal Income Tax(Note 5)                                     (1,307)                        1,372
                                                                                     -----------                   -----------
           Other Comprehensive Earnings (Loss)
              Net of Tax                                                             $     2,536                   $    (2,662)
                                                                                     -----------                   -----------

         TOTAL COMPREHENSIVE EARNINGS (NOTE 6)                                       $   448,487                   $    77,460
         -------------------------------------

                       The accompanying notes are an integral part of the Condensed Financial Statements.

                                                               5

                                                 HANDY HARDWARE WHOLESALE, INC.
                                                     STATEMENT OF CASH FLOWS
                                                           (UNAUDITED)


                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------------------
                                                                                         2004                          2003
                                                                                         ----                          ----
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Net Earnings plus Other Comprehensive
         Earnings (Loss) (Note 6)                                                    $   591,668                   $   208,508
                                                                                     -----------                   -----------
     Adjustments to Reconcile Net
         Earnings to Net Cash Provided by
         Operating Activities:
               Amortization                                                          $       162                   $       339
               Depreciation                                                              218,045                       245,759
               Gain on Sale of property, plant & equipment                                (3,941)                       (6,236)
               Increase (Decrease) in Deferred
                   Income Tax                                                             (3,803)                       (1,348)
               Unrealized gain (increase) decrease
                   In fair market value of securities                                     (3,843)                        4,034
               Deferred Compensation Funded                                               18,435                        16,343
     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                             $(7,545,458)                  $(5,716,298)
         Decrease in Notes Receivable                                                      8,184                           135
         Increase in Inventory                                                        (2,287,040)                   (3,478,033)
         Increase in Other Assets                                                       (632,281)                     (546,599)
         Decrease in Prepaid Income Tax                                                  183,205                       115,456
         Increase in Note Payable-Vendor                                                  (6,047)                          -0-
         Increase in Accounts Payable                                                 11,608,438                    12,614,488
         Increase (Decrease) in Other Liabilities                                         51,810                      (983,874)
         Increase in Federal Income
               Taxes Payable                                                             137,391                         3,637
         Decrease in Deferred Compensation
               Payable                                                                   (14,095)                      (19,068)
                                                                                     -----------                   -----------
               TOTAL ADJUSTMENTS                                                     $ 1,729,162                   $ 2,248,735
                                                                                     -----------                   -----------


               NET CASH PROVIDED BY
               OPERATING ACTIVITIES                                                  $ 2,320,830                   $ 2,457,243
                                                                                     -----------                   -----------


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
         Capital Expenditures                                                        $  (262,882)                  $  (102,928)
         Sale of property, plant and equipment                                            40,095                        42,690
         Reinvested dividends, interest & capital gains                                     (497)                       (1,309)
                                                                                     -----------                   -----------
               NET CASH (USED FOR)
               INVESTING ACTIVITIES                                                  $  (223,284)                  $   (61,547)
                                                                                     -----------                   -----------


                       The accompanying notes are an integral part of the Condensed Financial Statements.

                                               HANDY HARDWARE WHOLESALE, INC.
                                                     STATEMENT OF CASH FLOWS
                                                        (UNAUDITED)Cont.

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                     ------------------------------------------
                                                                                          2004                          2003
                                                                                          ----                          ----
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     (Decrease)in Notes Payable-Line of Credit                                       $(1,330,000)                  $         -0-
     Increase (Decrease) in Notes Payable-Stock                                            8,400                       (121,940)
     Decrease in Notes Payable-Capital Lease                                             (11,606)                          (815)
     Increase in Subscription Receivable                                                 (44,374)                       (43,148)
     Proceeds From Issuance of Stock                                                     548,256                        472,379
     Purchase of Treasury Stock                                                         (154,800)                       (92,900)
     Dividends Paid                                                                     (572,724)                      (524,193)
                                                                                     -----------                   ------------
         NET CASH (USED FOR) FINANCING
         ACTIVITIES                                                                  $(1,556,848)                  $   (310,617)
                                                                                     -----------                   ------------

NET INCREASE (DECREASE)
IN CASH & CASH EQUIVALENTS                                                           $   540,698                   $  2,085,079

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                              1,066,679                      1,394,324
                                                                                     -----------                   ------------

CASH & CASH EQUIVALENTS AT END OF
PERIOD                                                                               $ 1,607,377                   $  3,479,403
                                                                                     ===========                   ============



ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
     Interest Expense Paid                                                           $    23,484                   $     28,846
     Income Taxes Paid                                                                   183,206                        115,456


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

                         HANDY HARDWARE WHOLESALE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

NOTE 1 - ACCOUNTING POLICIES
----------------------------

(1)  Description of Business:
     -----------------------

     Handy Hardware Wholesale, Inc., ("Handy"), was incorporated as a Texas corporation on January 6, 1961. Our principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061. We are owned entirely by our member-dealers and former member-dealers.

     We sell to our member-dealers products primarily for retail hardware, lumber and home center stores. In addition, we offer advertising and other services to member-dealers. We wholesale hardware to our member-dealers in Texas, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Florida, Colorado, New Mexico, Tennessee, Mexico and Belize.

(2)  General Information:
     -------------------

     The condensed consolidated financial statements included herein have been prepared by us. The financial statements reflect all adjustments, which were all of a recurring nature, and which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). We believe that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our latest Form 10-K Annual Report.

(3)  Cash:
     -----

     For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

(5)  Earnings Per Share:
     ------------------

     Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                                    THREE MONTHS ENDED MARCH 31,
Calculation of Net Earnings Per Share                                           -------------------------------------
         of Common Stock                                                           2004                       2003
-------------------------------------                                              ----                       ----

         Net Earnings Before Preferred Dividends                                $  589,132                  $ 211,170
         Less: Estimated Dividends
               on Preferred Stock                                                 (143,181)                  (131,048)
                                                                                ----------                  ---------
         Net Earnings Applicable to
             Common Stockholders                                                $  445,951                  $  80,122

         Weighted Average
             Shares of Common Stock
             (Class A & Class B)
             outstanding                                                            98,628                     91,377
         Net Earnings Per Share
         of Common Stock                                                        $     4.52                  $    0.88
                                                                                ==========                  =========

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

(7)  Accounting for Dividends on Preferred Stock
     -------------------------------------------

     We pay dividends on Preferred Stock during the first quarter of each fiscal year. Only holders of Preferred Stock on the record date for the payment of the dividend are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31 during which the Preferred Stock was held.

     Because we are unable to anticipate the amount of the Preferred Stock dividends to be paid in the first quarter of 2005, we do not accrue a liability for the payment of those dividends on our balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, we show an estimated portion of the annual dividends to be paid in the first quarter of 2005 based on one-fourth ($143,181) of the annual dividends paid in the first quarter of 2004.

     When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the three months ended March 31, 2004 contained herein, therefore, are net of dividends actually paid during the first quarter of 2004 in the amount of $572,724.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment Consists of:

                                                          MARCH 31,                               DECEMBER 31,
                                                            2004                                     2003
                                                         -----------                              -----------

Land                                                     $ 3,207,866                              $ 3,207,866
Building & Improvements                                   15,496,833                               15,490,838
Furniture, Computer, Warehouse                             3,626,964                                3,388,830
Transportation Equipment                                     505,517                                  526,857
                                                         -----------                              -----------
                                                         $22,837,180                              $22,614,391

Less:  Accumulated Depreciation                           (7,722,305)                              (7,508,201)
                                                         -----------                              -----------
                                                         $15,114,875                              $15,106,190
                                                         ===========                              ===========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - NOTES RECEIVABLE
-------------------------

Notes receivable reflect amounts due to us from our member-dealers under deferred payment agreements and installment sale agreements as well as amounts due from former member- dealers on amounts still owing on their accounts.

Under the deferred agreement, we supply member-dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the member-dealer continues to purchase General Electric lamps through us. If a member-dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric invoices us for the member-dealer's initial order and the member-dealer's note becomes immediately due and payable in full to us.

Under the installment sale agreements, we sell member-dealers computer hardware, the purchase price of which is due and payable by member-dealers to us in thirty-six monthly installments of principal and interest.

Additionally, as of March 31, 2004 there was one note receivable from a former member-dealer for amounts owed on its account, which bears interest at an annualized rate of 10%. Monthly payments on this note, including interest, total $1,000.00.

Notes Receivable are classified as follows:

                                                             CURRENT PORTION                         NONCURRENT PORTION
                                                          ----------------------                 -------------------------
                                                          MARCH 31,      DEC. 31,                MARCH 31,         DEC. 31,
                                                          --------       -------                 --------          -------
                                                            2004           2003                    2004              2003
                                                            ----           ----                    ----              ----

Note from Former Member-Dealer                            $ 6,141        $ 8,015                 $     -0-          $    -0-
Deferred Agreements                                            -0-            -0-                 236,713           242,759
Installment Sale Agreements                                 1,104          1,084                      959             1,243
                                                          -------        -------                 --------          --------
                                                          $ 7,245        $ 9,099                 $237,672          $244,002
                                                          =======        =======                 ========          ========

NOTE 4 - NOTES PAYABLE STOCK
----------------------------

The five year, interest bearing notes payable - stock reflect amounts due from us to former member-dealers for our repurchase of shares of Handy stock owned by these former member-dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates range from 3.0% to 6.0%.

Notes payable - stock are classified as follows:

                                                            CURRENT PORTION                          NON-CURRENT PORTION
                                                          ----------------------                 --------------------------
                                                          MARCH 31,      DEC. 31,                MARCH 31,         DEC. 31,
                                                          --------       -------                 --------          -------
                                                            2004           2003                    2004             2003
                                                            ----           ----                    ----             ----

                                                         $358,200       $358,200                 $244,220          $235,820


Principal payments due over the next five years are as follows:

                                                 2004                   358,200
                                                 2005                    41,280
                                                 2006                    26,600
                                                 2007                   150,440
                                                 2008                    17,500
                                                 Thereafter               8,400
                                                                       --------
                                                                       $602,420

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES
---------------------

We adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

                                                                            QUARTER ENDED                    YEAR ENDED
                                                                              MARCH 31,                     DECEMBER 31,
                                                                                2004                            2003
                                                                            ------------                    ------------

Excess of tax over book depreciation                                          $ 1,731,375                  $  1,733,731

Allowance for Bad Debt                                                            (41,570)                      (41,570)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                                (444,643)                     (435,814)

Deferred Compensation                                                            (227,128)                     (227,128)
                                                                              -----------                  ------------

     Total                                                                    $ 1,018,034                  $  1,029,219
     Statutory Tax Rate                                                                34%                           34%
                                                                              -----------                   -----------
     Cumulative Deferred Income Tax Payable                                   $   346,131                  $    349,934
                                                                              ===========                   ============

     Classified as:
           Current Liability                                                  $        -0-                 $         -0-
           Noncurrent Liability                                                   346,131                       349,934
                                                                              -----------                  ------------
                                                                              $   346,131                  $    349,934
                                                                              ===========                  ============

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                            QUARTER ENDED                 QUARTER ENDED
                                                                              MARCH 31,                     MARCH 31,
                                                                                 2004                         2003
                                                                            -------------                 -------------
Principal Components of Income Tax Expense
     Federal:
           Current
           -------
           Income tax paid                                                    $        -0-                 $         -0-
           Carry-over of prepayment from
              from prior year                                                     183,206                       115,456
           Refund received for overpayment
              from prior year                                                          -0-                           -0-
                                                                              -----------                   ------------
                                                                              $   183,206                  $    115,456
     Federal Income Tax Payable (Receivable)                                      137,391                         3,637
           Carry-over to subsequent year                                               -0-                           -0-
                                                                              -----------                  ------------
             Income tax for tax reporting
                at statutory rate of 34%                                      $   320,597                  $    119,093
           Deferred
           --------
           Adjustments for financial reporting:
             Depreciation                                                            (801)                          321
             263A Uniform Capitalization Costs                                     (3,002)                       (1,669)
             Other                                                                     -0-                           -0-
                                                                              -----------                  ------------
  Provision for federal income tax                                            $   316,794                  $    117,745
                                                                              ===========                  ============

     We are not exempt from income tax except for municipal bond interest earned in the amount of $497.

     We are not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and are not entitled to deduct preferred dividends in determining our taxable income.

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - COMPONENTS OF COMPREHENSIVE EARNINGS (LOSS)
---------------------------------------------------

1. Deferred compensation funded in the amount of $207,132 on the Balance Sheet as a current asset in the amount of $73,743 and as a non-current asset in the amount of $133,389 at March 31, 2004, includes equity securities classified as investments available for sale in the amount of $207,132 at fair market value. The $207,132 includes $2,057 unrealized loss on securities resulting from a decrease in fair market value. The cost of the equity securities is $209,189.

2.   Changes in Equity securities

                                                                       Quarter Ended
                                                                       March 31, 2004                Cumulative
                                                                       --------------                ----------
     Beginning Balance-January 1, 2004                                 $   221,228                   $      - 0-
     Purchases                                                                 -0-                      117,400
     Dividends, interest and capital gains                                     497                      170,359
     Deferred Compensation Funded                                          (18,436)                     (78,570)
     Unrealized gains (losses) on securities
           resulting from increase (decrease)
           in fair market value                                              3,843                       (2,057)
                                                                       -----------                   ----------
     Balance-March 31, 2004                                            $   207,132                   $  207,132
                                                                       ===========                   ==========

3. Components of Net Earnings plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the three months ended March 31, 2004:

                                                Other Comprehensive                             Net Earnings Plus Other
     Net Earnings                                  Earnings (Loss)                           Comprehensive Earnings (Loss)
     ------------                                ------------------                          ----------------------------
Earnings Before Provision                        Unrealized Loss
  For Federal Income Tax         $904,619         on Securities               $ 3,843        Net Earnings                $589,132

Provision for                                    Provision for                               Other Comprehensive
  Federal Income Tax             (315,487)        Federal Income Tax           (1,307)           Loss                       2,536
                                 --------                                     -------                                    --------

                                                 Other Comprehensive                         Net Earnings Plus Other
Net Earnings                     $589,132         Loss                        $ 2,536        Comprehensive Loss          $591,668
                                 ========                                     =======                                    ========


     Net Earnings Applicable to                  Other Comprehensive                         Total Comprehensive
        Common Stockholders                             Loss                                       Earnings
     --------------------------                  -------------------                         -------------------
                                                 Unrealized Loss                             Net Earnings Applicable to
Net Earnings                     $589,132         on Securities               $ 3,843        Common Stockholders         $445,951

Less Estimated Dividends                         Provision for                               Other Comprehensive
 On Preferred Stock              (143,181)        Federal Income Tax           (1,307)              Loss                    2,536
                                 --------                                     -------                                    --------

Net Earnings Applicable                          Other Comprehensive                         Total Comprehensive
 to Common Stockholders          $445,951         Loss                        $ 2,536              Earnings              $448,487
                                 ========                                     =======                                    ========

4.   Components of Retained Earnings

                                            Retained Earnings                 Retained Earnings
                                            Exclusive of Other               Applicable to Other
                                            Comprehensive Loss               Comprehensive Loss                Total
                                            ------------------               -------------------               -----
     Balance-January 1, 2004                     $6,132,015                       $   (7,604)               $6,124,411
     Add: Net earnings (loss)
            3 months ended
          March 31, 2004                            589,132                            2,536                   591,668
     Deduct: Cash Dividends on
             Preferred Stock                        572,724                               -0-                  572,724
                                                 ----------                       ----------                ----------
     Balance-March 31, 2004                      $6,148,423                       $   (5,068)               $6,143,355
                                                 ==========                       ==========                ==========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.

                                                          March 31, 2004                December 31, 2003
                                                          --------------                -----------------
Accounts Receivable                                         $19,271,103                      $11,681,272
Subscription Receivable                                        (110,250)                         (65,876)
Allowance for Doubtful Accounts                                 (41,570)                         (41,570)
                                                            -----------                      -----------
Accounts Receivable, Net of
     Subscription Receivable and
     Allowance for Doubtful Accounts                        $19,119,283                      $11,573,826
                                                            ===========                      ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
--------
     For the first three months of 2004, we continued to widen our offering of products in order to give member-dealers more variety in what they can offer to their customers. In addition, we also explored expanding our presence geographically to increase the number of member-dealers as a means of continuing the growth of net sales. Further, March, 2004 was the largest sales month in the history of Handy. Overall, for the first three months of 2004, we strove to maintain our steady growth while continuing to meet our goals of providing quality goods to our member-dealers.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------
     NET  SALES  Net  sales  in  the  first  quarter  of  2004   increased  6.7%
($3,300,025) from net sales during the same period in 2003, while decreasing 0.6% ($280,790) between the respective first quarters of 2002 and 2003.

     Net sales growth during the first quarter of 2004 was mainly attributable to strong increases in both regular sales and sales generated from our spring trade show, as well as sales from other marketing initiatives which helped member-dealers maintain their competitiveness in their selling territories.

     NET MATERIAL COSTS AND REBATES Net material costs for the first quarter of 2004 were $46,565,586 versus $44,255,647 for the same period in 2003. This increase in net material costs of 5.2 percent, however, was smaller than the 6.7 percent increase in net sales. Net material costs as a percentage of net sales were 89.1 percent in the first quarter of 2004 as compared to 90.4 percent for the same period in 2003. This 1.3% decline was primarily the result of a timing difference in the recognition of factory rebates which are offset against net material costs. Factory rebates increased from $1,383,716 in the first quarter of 2003 to $1,612,645 for the same period in 2004.

     PAYROLL COSTS Payroll costs for the first quarter of 2004 increased $78,200 (3.3%) over the same 2003 period. This relatively moderate increase was due to salary increases needed to attract or retain high-quality employees. Payroll costs as a percentage of total expenses and of net sales remained fairly constant. Payroll costs for the first quarter of 2004 constituted 4.6 percent of total expenses and 4.7 percent of net sales, compared to 4.7 percent of total expenses and 4.9 percent of net sales for the first quarter of 2003. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     OTHER OPERATING COSTS During the first quarter of 2004, other operating costs increased by $652,007 (18.0%), a significant increase when compared to the level of the same costs in the first quarter of 2003. The amount spent for other operating costs for the first quarter of 2004 totaled $4,269,700(8.2% of net sales and 8.0% of total expenses) as compared to $3,617,693 spent for other operating costs during the same period of 2003 (7.4% of net sales and 7.2% of total expenses).

     The increase in other operating costs in the first quarter of 2004 can be attributed to an increase in warehouse and delivery expense, most notably fuel costs, contract driver costs and rental equipment costs ($269,270), an increase in the accrual for year end employee bonuses ($135,000), an increase in advertising costs ($121,238), which advertising costs were totally offset by advertising income, and an increase in spring market expenses ($156,864), which market expenses were offset by market income.

NET EARNINGS AND EARNINGS PER SHARE
-----------------------------------

     NET EARNINGS - FIRST QUARTER Net sales for the first quarter of 2004 increased by $3,300,025 and net material costs for the same period increased by $2,309,939, from levels of net sales and net material costs in the first quarter of 2003, resulting in an increase in gross margin of $990,086. The increase in gross margin, as well as the substantial increase in other income of $309,091, were only partially offset by an increase of $78,200 in payroll costs (3.3%) and a substantial increase in other operating costs of $652,007 (18.0%). Thus, after tax net earnings increased by $377,962 (179.0%), from $211,170 in the first quarter of 2003 to $589,132 for the same 2004 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive earnings, resulted in total comprehensive earnings for 2004 of $448,487, compared to total comprehensive earnings of $77,460 for the same 2003 period, for an overall increase of $371,027, a more than four-fold increase.

     EARINGS PER SHARE In the first quarter of 2004, net earnings per share increased more than four times from the level in same period of 2003, from $0.88 for the 2003 period to $4.52 for the 2004 period. The increase in 2004 is due to the factors previously discussed, as well as estimated dividends accrued in the first quarter of 2004, representing a smaller percentage of 2004 net earnings than estimated dividends accrued in the first quarter of 2003 (2004-24.3% versus 2003-62.1%).

     SEASONALITY Our quarterly net earnings generally vary based on the timing of events which affect our sales. Traditionally, our first and third quarter earnings are negatively affected by the increased level of direct sales (with no markup) during our semiannual trade show which is always held in those quarters. Generally, there is an overall increase in sales during the trade show which typically offsets the effect of increased direct sales with no markup. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather conditions and the economic conditions in our selling territories. For example, during the first quarter of 2004, the cumulative effect of the various timing differences, as well as improved economic conditions, caused a dramatic increase in net earnings for that period.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
--------------------------------------------
     The following is a summary of selected quarterly financial data for each of the last eight quarterly periods beginning April 1, 2002 and ending March 31, 2004;

               Qtr. Ended    Qtr. Ended    Qtr. Ended     Qtr. Ended    Qtr. Ended     Qtr. Ended      Qtr. Ended     Qtr. Ended
                06-30-02      09-30-02      12-31-02       03-31-03      06-30-03       09-30-03         12-31-03      03-31-04

Sales          $46,936,553   $45,337,615   $44,920,202    $48,974,287    $46,362,123   $49,947,734     $43,784,516    $52,274,312

Net
Mat'l
Costs           41,604,459    40,609,542    39,404,595     44,255,647     40,728,187    44,879,936      38,302,519     46,565,586

Gross
Margin           5,332,094     4,728,073     5,515,607      4,718,640      5,633,936     5,067,798       5,481,997      5,708,726

Other
Operating
Expenses(1)      5,382,108     5,229,594     7,840,146      6,022,971      6,038,570     6,446,809       6,090,815      6,747,816

Sundry
Income(1)          356,883       790,345     2,510,195      1,634,618        991,776     1,705,174         693,239      1,943,709

Pre-Tax Net
Earnings(2)        306,869       288,824       185,656        330,287        587,142       326,163          84,421        904,619

------------------
(1) Historically, sundry income has included income generated from our trade shows offset by expenses incurred from our trade shows. Starting with the quarter ended 12/31/02, we began to include expenses incurred from our trade shows in other operating expenses rather than offsetting sundry income. Therefore, in order to provide the data for other operating expenses and sundry income using a consistent calculation method, for each quarter in the table above, we have included expenses incurred from our trade shows in other operating expenses rather than offsetting sundry income. This change has no effect on pre-tax net earnings.

(2) Excludes other comprehensive income/(loss).

Trends
------
     As reflected in our numbers for the first three months of 2004, our insurance premium expenses have steadily increased. We expect that the trend toward increased insurance costs will continue for the foreseeable future, as part of a general nationwide trend in increased insurance premiums due to factors such as the events of September 11, 2001, recent insurance company losses, and insurance company risk assessments. In addition, our property taxes are continuing to increase and may increase in the future, due to the completion of our warehouse expansion project and general increases in tax assessments. Furthermore, with the current unstable environment in the Middle East and additional Department of Transportation regulations, we expect delivery costs to continue to increase in the foreseeable future.

     MATERIAL CHANGES IN FINANCIAL CONDITION
     ---------------------------------------

     FINANCIAL CONDITION AND LIQUIDITY During the period ending March 31, 2004, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make investments in inventory, warehouse and computer equipment, software, and office furniture and equipment. However, net cash provided by our operating activities often varies substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms we offer to our member-dealers, and (iv) the state of the regional economy in our selling territories.

     During the first quarter of 2004 our cash and cash equivalents decreased $1,872,026 as compared to the first quarter of 2003, versus an increase of $2,356,812 when comparing the same 2003 period to that of 2002. During the first three months of 2004, we generated cash flow from operating activities of $2,320,830, as compared to $2,457,243 in the first quarter of 2003. This decrease in cash flow in the 2004 period was principally attributable to a significant increase in accounts receivable, which increased 32.0% compared to the same 2003 period, which was offset by smaller increases in both inventory and accounts payable during the first quarter of 2004 than during the first quarter of 2003.

     We had approximately 42,300 stockkeeping units in inventory in the period ending March 31, 2004, which were maintained as a result of managements strategy to increase the breadth and depth of inventory to better meet the needs of our member-dealers. The increase in inventory of $2,287,040 in the first three months of 2004 was significantly lower (34.2%) than the increase in inventory of $3,478,033 in the same period in 2003, due to the fact that we had more accurately estimated the level of warehouse inventory needed to meet our member-dealers' inventory requirements.

     Accounts payable increased by $11,608,438 during the first three months of 2004 as compared to a larger increase of $12,614,488 during the same period in 2003. The difference in the increase during these two periods was due primarily to variations in extended payment terms offered to us by suppliers.

     In the first three months of 2004 and 2003, accounts receivable increased by $7,545,458 and $5,716,298, respectively. For both periods, this variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers at the spring trade shows.

     For the period ended March 31, 2004, net earnings plus other comprehensive earnings were $591,668, compared to $208,508 for the same 2003 period. This 184% increase was mainly attributable to the increase in gross margin and sundry income.

     Net cash used for investing activities increased from $61,547 in the first quarter of 2003 to $223,284 for the same period in 2004. The increase in the first quarter of 2004 was mainly due to the replacement of a large section of the Company's conveyor system.

     Net cash used for financing activities was $1,556,848 in the period ending March 31, 2004 as compared to net cash used for financing activities of $310,617 during the same period in 2003. This considerable difference was principally attributable to funds being used during 2004 to pay down draws on the Company's line of credit which were made throughout 2003 and through the first quarter of 2004.

     Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                                                       MARCH 31,             DECEMBER 31,           MARCH 31,
                                                                         2004                    2003                 2003
                                                                     -----------             ------------           ----------


         Working Capital                                             $11,850,043             $10,913,193            $8,801,505
         Current Ratio                                                 1.4 to 1                1.5 to 1               1.3 to 1
         Long-term Debt as Percentage
                of Capitalization                                        5.9%                    3.9%                   5.4%

     During the remainder of 2004, the Company expects to further expand its existing customer base in its non-core selling territories. The Company will finance this expansion with anticipated growth in revenues from sales to new member-dealers in these territories, and with proceeds from the sale of stock to new and current member-dealers. The Company expects that expansion in these selling territories will have a beneficial effect on its ability to generate cash to meet its funding needs.

     Off-Balance Sheet Arrangements
     ------------------------------
     As of March 31, 2004, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

     Contractual Commitments and Obligations
     ---------------------------------------
     Our contractual obligations for the next five years and thereafter are as follows:

                                                                  Year Ended December 31,
                             ---------------------------------------------------------------------------------------------------
                                 2004           2005            2006          2007        2008       Thereafter       Total
                                 ----           ----            ----          ----        ----       ----------       -----

Contractual
   Obligation(1):

Non-cancelable
  Operating Leases           $1,035,888     $ 943,271        $744,595      $646,648     $487,086       $399,838       $4,257,326

Credit Facility
  which expires in
  April 2005 (1)                   (1)            (1)             --            --          --            --                --

Notes Payable -
  Stock                         358,200        41,280          26,600       150,440       17,500          8,400          602,420

Notes Payable -
  Vendor
  Consignment                        -0-           -0-             -0-           -0-          -0-       236,712          236,712

Non-cancelable
  Capital Leases                 12,244        12,244           6,545         2,464        1,140             -0-          34,637

                             $1,406,332      $996,795        $777,740      $799,552     $505,726       $644,950       $5,131,095
                             ==========      ========        ========      ========     ========       ========       ==========

(1) There was $2,430,000 outstanding on the Company's credit facility at December 31, 2003 and $1,100,000 outstanding on March 31, 2004. The amounts outstanding under the credit facility fluctuate on a daily basis.

Capital Resources
-----------------
     In the three month periods ending March 31, 2004 and March 31, 2003, our investment in capital assets was $262,882 and $102,928, respectively. Approximately 82.0 percent ($215,441) of the amount expended in the first three months of 2004 was used to upgrade warehouse equipment, 7.3 percent ($19,072) was used to purchase company vehicles and 6.4 percent ($16,723) was used to purchase computer equipment. By comparison, of the total amount expended in the first three months of 2003, $64,794 (63.0%) was used to purchase company vehicles, $25,293 (24.6%) was used to upgrade warehouse equipment and $12,841 (12.5%) was used to purchase computer equipment.

     In April, 2003, JP Morgan Chase Bank amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2005 maturity date. We use our unsecured $10 million revolving line of credit from time to time for our working capital and other financing needs. During the first three months of 2004, we borrowed $22,080,000 and repaid $20,980,000 from cash flow, leaving an outstanding balance of $1,100,000 under our line of credit on March 31, 2004. Our average outstanding balance on our line of credit for the first quarter of 2004 was $2,848,681.

     For the remaining nine months of 2004, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases.
Additional cash outlays anticipated for capital expenditures include approximately $185,000 to purchase warehouse equipment, $183,000 to upgrade computer equipment, $80,000 to improve our automobile fleet and $20,000 to purchase office furniture and equipment.

     Our cash position of $1,607,377 at March 31, 2004 is anticipated to be sufficient to fund all planned capital expenditures and working capital needs, although some third party financing, including draws on our line of credit, may be needed.

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

     For a discussion of our critical accounting policies which relate to inventory, revenue recognition and allowance for doubtful accounts, and which remain unchanged, see our annual report on Form 10-K for the year ended December 31, 2003.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

     The statements contained in this report that are not historical facts are forward- looking statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward- looking statements may be or may concern, among other things, sales levels, the general condition of retail markets, levels of costs and margins, capital expenditures, liquidity, and competition. Such forward-looking statements generally are accompanied by words such as "plan," "budget," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company's financial results, levels of revenues, capital expenditures, or capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received for or demand for the Company's goods, amounts of goods sold for reduced or no mark-up, a need for additional labor or transportation costs for delivery of goods, requirements for capital; general economic conditions or specific conditions in the retail hardware business; weather conditions; competition and insurance costs, as well as the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Interim results are not necessarily indicative of those for a full year.

Item 3.         QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable

Item 4.         CONTROLS AND PROCEDURES

  (a)    Evaluation of Disclosure Controls and Procedure

     The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, they have concluded that such disclosure controls and procedures are effective, in all material respects, in communicating to them on a timely basis material information relating to the Company required under the Exchange Act to be disclosed in this Quarterly Report.

  (b)    Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect such internal controls over financial reporting.

       PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                      Issuer Purchase of Equity Securities
                                                      ------------------------------------

Period                           (a) Total                 (b) Average           (c)Total Number               (d) Maximum
                                 Number of                 Price Paid            of Shares (or                 Number (or
                                 Shares (or                Per Share             Units) Purchased              Approximate
                                 Units)                    (or Unit)             as Part of                    Dollar Value)
                                 Purchased                                       Publicly                      of Shares (or
                                                                                 Announced Plans               Units) that May
                                                                                 or Programs                   Yet Be
                                                                                                               Purchased Under
                                                                                                               the Plans or
                                                                                                               Programs

January 1-31, 2004               50 shares                 $100.00                    0                             0

February 1-29, 2004              1,172 shares              $100.00                    0                             0

March 1-31, 2004                 1,548 shares              $100.00                    0                             0

Total                            2,770 shares              $100.00                    0                             0

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits & Reports on Form 8-K

             (a)      Exhibits

                      Exhibit Number
                      --------------
                      31.1      Certification of Chief Executive Officer Pursuant to Section 302 of
                                the Sarbanes-Oxley Act of 2002.
                      31.2      Certification of Chief Financial Officer Pursuant to Section 302 of
                                the Sarbanes-Oxley Act of 2002.
                      32        Certification of Chief Executive Officer and Chief Financial
                                Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures
                                   ----------

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





Date: May 14, 2004