Form 10-Q
period 2004-06-30
HANDY HARDWARE WHOLESALE INC
filed 2004-08-12
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                    [X] Quarterly Report Pursuant to Section
              13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2004.

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

The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 2004, was 10,230 shares of Class A Common Stock, $100 par value, and 84,070 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX



PART I   Financial Information                                                 Page No.
                                                                               -------

       Item       1. Financial Statements

                     Condensed Balance Sheet June 30, 2004
                           and December 31, 2003 .......................        3 -  4

                     Condensed Statement of Earnings - Six Months
                           Ended June 30, 2004 and 2003.................             5
                     Condensed Statement of Cash Flows - Six Months
                           Ended June 30, 2004 and 2003.................             6

                     Notes to Condensed Financial Statements...........         7 - 12


       Item 2.       Management's Discussion & Analysis of Financial
                           Condition and Results of Operations............     13 - 18

       Item 3.       Quantitative & Qualitative Disclosures About
                           Market Risk....................................          18

       Item 4.       Controls and Procedures..............................          18


PART II           Other Information

       Item 1.    Legal Proceedings                                                 19

       Item 2.    Changes in Securities, Use of Proceeds
                     And Issuer Purchases of Equity Securities                      19

       Item 3.    Defaults Upon Senior Securities                                   19

       Item 4.    Submission of Matters to a Vote of Security Holders               19

       Item 5.    Other Information                                                 20

       Item 6.    Exhibits                                                          20

       Signatures                                                                   21

                                                 HANDY HARDWARE WHOLESALE, INC.
                                                     CONDENSED BALANCE SHEET

                                                                                       JUNE 30,                     DECEMBER 31,
                                                                                         2004                           2003
                                                                                      -----------                   -----------
     ASSETS
     ------

     CURRENT ASSETS
     --------------
        Cash                                                                          $ 2,061,045                   $ 1,066,679
        Accounts Receivable, net of                                                    13,166,015                    11,573,826
             subscriptions receivable and
             allowance for doubtful accounts
        Notes Receivable (Note 3)                                                           7,265                         9,099
        Inventory                                                                      21,980,168                    20,552,365
        Other Current Assets                                                              839,333                       100,754
        Prepaid Income Tax                                                                     -0-                      183,205
        Deferred Compensation Funded                                                       73,743                        73,743
                                                                                      -----------                   -----------
                                                                                      $38,127,569                   $33,559,671
                                                                                      -----------                   -----------
     PROPERTY, PLANT AND EQUIPMENT (Note 2)
     -------------------------------------
        At Cost Less Accumulated Depreciation
        of $7,968,709(2004) and $7,508,201 (2003)                                     $14,944,476                   $15,106,190
                                                                                      -----------                   -----------

     OTHER ASSETS
     ------------
        Notes Receivable (Note 3)                                                     $   220,045                   $   244,002
        Intangible Assets Less Accumulated Amortization
        $1,048 (2004) and $724 (2003)                                                       8,657                         8,981
        Deferred Compensation Funded                                                      115,882                       147,485
        Other Noncurrent Assets                                                                -0-                       31,814
                                                                                      -----------                   -----------
                                                                                      $   344,584                   $   432,282
                                                                                      -----------                   -----------
     TOTAL ASSETS                                                                     $53,416,629                   $49,098,143
                                                                                      ===========                   ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     CURRENT LIABILITIES
     -------------------
         Notes Payable - Line of Credit                                               $ 3,150,000                   $ 2,430,000
         Notes Payable-Stock (Note 4)                                                      74,760                       358,200
         Notes Payable-Capital Lease                                                        9,985                        12,244
         Accounts Payable - Trade                                                      18,666,377                    19,319,296
         Other Current Liabilities                                                      1,371,367                       452,995
         Deferred Compensation Payable                                                     73,743                        73,743
         Federal Income Taxes Payable (Note 5)                                              5,771                            -0-
                                                                                      -----------                   -----------
                                                                                      $23,352,003                   $22,646,478
                                                                                      -----------                   -----------
     NONCURRENT LIABILITIES
     ----------------------
         Notes Payable - Line of Credit                                               $ 3,150,000                   $        -0-
         Notes Payable-Stock (Note 4)                                                     248,700                       235,820
         Notes Payable-Capital Lease                                                       10,601                        22,393
         Notes Payable-Vendor                                                             219,374                       242,759
         Deferred Compensation Payable                                                    115,882                       147,485
         Deferred Income Taxes Payable (Note 5)                                           360,477                       349,934
                                                                                      -----------                   -----------
                                                                                      $ 4,105,034                   $   998,391
                                                                                      -----------                   -----------

     TOTAL LIABILITIES                                                                $27,457,037                   $23,644,869
     -----------------                                                                -----------                   -----------

                       The accompanying notes are an integral part of the Condensed Financial Statements.

                                                 HANDY HARDWARE WHOLESALE, INC.
                                               CONDENSED BALANCE SHEET (CONTINUED)

                                                                                        JUNE 30,                    DECEMBER 31,
                                                                                         2004                           2003
                                                                                      -----------                   -----------
     STOCKHOLDERS' EQUITY
     --------------------
         Common Stock, Class A,
             authorized 30,000 shares, $100
             par value per share, issued
             10,650 & 10,200 shares                                                   $ 1,065,000                   $ 1,020,000
         Common Stock, Class B,
             authorized 200,000 shares, $100
             par value per share, issued
             88,015 & 82,762 shares                                                     8,801,500                     8,276,200
         Common Stock, Class B
             Subscribed 4,798.15 & 5,174.65
             shares                                                                       479,815                       517,465
               Less Subscription Receivable                                               (42,493)                      (32,938)
         Preferred Stock 7% Cumulative,
             authorized 200,000 shares, $100
             par value per share, issued
             90,957.25 & 85,550 shares                                                  9,095,725                     8,555,000
         Preferred Stock, Subscribed
             4,798.15 & 5,174.65 shares                                                   479,815                       517,465
               Less Subscription Receivable                                               (42,493)                      (32,938)
         Paid in Surplus                                                                  583,630                       508,609
                                                                                      -----------                   -----------
                                                                                      $20,420,499                   $19,328,863
         Less: Cost of Treasury Stock
             9,313.00 and -0- shares                                                     (931,300)                           -0-
                                                                                      -----------                   -----------
                                                                                      $19,489,199                   $19,328,863

         Retained Earnings exclusive of other
             comprehensive loss (Note 6)                                                6,475,119                     6,132,015
         Retained Earnings applicable to other
             comprehensive loss (Note 6)                                                   (4,726)                       (7,604)
                                                                                      -----------                   -----------
                                                                                        6,470,393                     6,124,411
                                                                                      -----------                   -----------

             Total Stockholders' Equity                                               $25,959,592                   $25,453,274
                                                                                      -----------                   -----------

         TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                                                         $53,416,629                   $49,098,143
         --------------------                                                         ===========                   ===========

                       The accompanying notes are an integral part of the Condensed Financial Statements.

                                                  HANDY HARDWARE WHOLESALE, INC.
                                                  CONDENSED STATEMENT OF EARNINGS
                                                            (UNAUDITED)

                                                           QUARTER                                            SIX MONTHS
                                                        ENDED JUNE 30,                                       ENDED JUNE 30,
                                              -----------------------------------                 ---------------------------------
                                                  2004                    2003                        2004                 2003
                                                  ----                    ----                        ----                 ----

REVENUES
--------
Net Sales                                     $ 48,690,876            $ 46,362,123                $100,965,188          $95,336,410
Sundry Income                                      757,137                 991,776                   2,700,846            2,626,394
                                              ------------            ------------                ------------          -----------
TOTAL REVENUES                                $ 49,448,013            $ 47,353,899                $103,666,034          $97,962,804
--------------                                ------------            ------------                ------------          -----------

EXPENSE
-------
Net Mat'l. Costs                              $ 42,603,125            $ 40,728,187                $ 89,168,711           84,983,834
Payroll Costs                                    2,515,584               2,370,202                   4,970,216            4,746,634
Other Operating Costs                            3,777,486               3,633,635                   8,047,186            7,251,328
Interest Expense                                    30,389                  34,733                      53,873               63,579
                                              ------------            ------------                ------------          -----------
TOTAL EXPENSE                                 $ 48,926,584            $ 46,766,757                $102,239,986          $97,045,375
-------------                                 ------------            ------------                ------------          -----------

EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                                    $    521,429            $    587,142                $  1,426,048          $   917,429
-----------------                             ------------            ------------                ------------          -----------


PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5)                               (194,733)               (209,942)                   (510,220)            (329,059)
------------------                            ------------            ------------                ------------          -----------

NET EARNINGS                                  $    326,696            $    377,200                $    915,828          $   588,370
------------

LESS ESTIMATED
DIVIDENDS ON
PREFERRED STOCK                                   (143,181)               (131,048)                   (286,362)            (262,096)
---------------                               ------------            ------------                ------------          -----------

NET EARNINGS
APPLICABLE
TO COMMON
STOCKHOLDERS                                  $    183,515            $    246,152                $    629,466          $   326,274
------------                                  ============            ============                ============          ===========

NET EARNINGS
PER SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                              $       1.84            $       2.64                $       6.36          $      3.55
---------------                               ============            ============                ============          ===========

OTHER COMPREHENSIVE EARNINGS (LOSS)
----------------------------------
Unrealized Earnings (Loss)
  on Securities (Note 6)                      $        517            $     20,501                $      4,360          $    16,467
Provision for Federal
  Income Tax (Note 5)                                 (175)                 (6,971)                     (1,482)              (5,599)
                                              ------------            ------------                ------------          -----------
Other Comprehensive
  Earnings (Loss) Net
    of Tax                                    $        342            $     13,530                $      2,878          $    10,868
                                              ------------            ------------                ------------          -----------
TOTAL COMPREHENSIVE
  EARNINGS (NOTE 6)                           $    183,857            $    259,682                $    632,344          $   337,142
  ----------------                            ------------            ------------                ------------          -----------

                        The accompanying notes are an integral part of the Condensed Financial Statements.

                                                                5

                                                 HANDY HARDWARE WHOLESALE, INC.
                                                     STATEMENT OF CASH FLOWS
                                                           (UNAUDITED)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                      -----------------------------------------
                                                                                           2004                          2003
                                                                                           ----                          ----
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Net Earnings Plus Other Comprehensive
      Earnings (Note 7)                                                               $    918,706                  $   599,238
                                                                                      ------------                  -----------
         Adjustments to Reconcile Net
              Earnings to Net Cash Provided by
              Operating Activities:
                  Amortization                                                        $        324                  $       441
                  Depreciation                                                             465,092                      512,527
                  Gain on Sale of Property, Plant &
                    Equipment                                                               (4,584)                      (8,673)
                  Increase(Decrease)in Deferred Income Tax                                  10,543                       (2,224)
                  Unrealized gain (increase) decrease
                    In fair market value of securities                                      (4,360)                      28,634
                  Deferred Compensation Funded                                              36,871                           -0-

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                              $ (1,592,189)                 $(1,039,771)
         (Increase) Decrease in Notes Receivable                                            25,791                       (9,469)
         Increase in Inventory                                                          (1,427,803)                  (2,849,073)
         Increase in Other Assets                                                         (706,765)                    (409,810)
         Decrease in Prepaid Income Tax                                                    183,205                      115,456
         Increase (Decrease) in Note Payable-Vendor                                        (23,385)                       9,741
         Decrease in Accounts Payable                                                     (652,919)                    (694,417)
         Increase (Decrease) in Other Liabilities                                          918,372                     (284,028)
         Increase in Federal Income
              Taxes Payable                                                                  5,771                      122,276
         Decrease in Deferred Compensation
              Payable                                                                      (31,603)                     (11,319)
                                                                                      ------------                  -----------
              TOTAL ADJUSTMENTS                                                       $ (2,797,639)                 $(4,519,709)
                                                                                      ------------                  -----------
              NET CASH USED FOR
              OPERATING ACTIVITIES                                                    $ (1,878,933)                 $(3,920,471)
                                                                                      ------------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Capital Expenditures                                                             $   (357,483)                 $  (196,669)
     Sale of Property, Plant & Equipment                                                    58,689                       64,448
     Reinvested dividends, interest & capital gains                                           (908)                      (2,281)
                                                                                      ------------                  -----------
         NET CASH USED FOR INVESTING ACTIVITIES                                       $   (299,702)                 $  (134,502)
         --------------------------------------                                       ------------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Increase in Note Payable - Line of Credit                                        $  3,870,000                  $ 4,915,000
     Decrease in Notes Payable - Stock                                                    (270,560)                    (206,260)
     Decrease in Notes Payable - Capital Lease                                             (14,051)                      (4,890)
     Increase in Subscription Receivable                                                   (19,110)                     (22,652)
     Proceeds From Issuance of Stock                                                     1,110,746                      945,701
     Purchase of Treasury Stock                                                           (931,300)                    (211,700)
     Dividends Paid                                                                       (572,724)                    (524,193)
                                                                                      ------------                  -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                    $  3,173,001                  $ 4,891,006
                                                                                      ------------                  -----------
NET INCREASE
IN CASH & CASH EQUIVALENTS                                                            $    994,366                  $   836,033

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                                1,066,679                    1,394,324
                                                                                      ------------                  -----------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                              $  2,061,045                  $ 2,230,357
                                                                                      ============                  ===========
ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
     Interest Expense Paid                                                            $     53,873                  $    63,579
     Income Taxes Paid                                                                     495,388                      214,606

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

(3)  Cash:
     ----
     For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

(5)  Earnings Per Share:
     ------------------
     Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                  QUARTER ENDED                      SIX MONTHS ENDED
                                                     JUNE 30,                            JUNE 30,
                                             ------------------------          ---------------------------
                                               2004            2003              2004               2003
                                               ----            ----              ----               ----
Calculation of Net Earnings Per Share
            of Common Stock
-------------------------------------
      Net Earnings Before Preferred
          Dividends                         $ 326,696       $ 377,200         $ 915,828          $ 588,370
      Less: Estimated Dividends
            on Preferred Stock               (143,181)       (131,048)         (286,362)          (262,069)
                                            ---------       ---------         ---------          ---------
      Net Earnings (Loss) Applicable
          to Common Shareholders            $ 183,515       $ 246,152         $ 629,466          $ 326,274

Weighted Average
          Shares of Common Stock
          (Class A & Class B)
          outstanding                          99,667          93,131            98,945             91,989

      Net Earnings Per Share
      of Common Stock                       $    1.84       $    2.64         $    6.36          $    3.55
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

     Because we are unable to anticipate the amount of the Preferred Stock dividends to be paid in the first quarter of 2005, we do not accrue a liability for the payment of those dividends on our balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, we show an estimated portion of the annual dividends to be paid in the first quarter of 2005 based on one-half ($286,362) of the annual dividends paid in the first quarter of 2004.

     When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the six months ended June 30, 2004 contained herein, therefore, are net of dividends actually paid during the first quarter of 2004 in the amount of $572,724.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment consists of:

                                                           JUNE 30,                               DECEMBER 31,
                                                             2004                                     2003
                                                         -----------                              -----------
Land                                                     $ 3,207,866                              $ 3,207,866
Building & Improvements                                   15,505,854                               15,490,838
Furniture, Computer, Warehouse                             3,672,099                                3,388,830
Transportation Equipment                                     527,366                                  526,857
                                                         -----------                              -----------
                                                         $22,913,185                              $22,614,391
Less:  Accumulated Depreciation                           (7,968,709)                              (7,508,201)
                                                         -----------                              -----------
                                                         $14,944,476                              $15,106,190
                                                         ===========                              ===========

                                                     8

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

NOTE 3 - NOTES RECEIVABLE
-------------------------

Notes receivable reflect amounts due to us from our member-dealers under deferred payment agreements and installment sale agreements as well as amounts due from former member-dealers on amounts still owing on their accounts.

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

Additionally, as of June 30, 2004, there was one note receivable from a former member-dealer for amounts owed on its account, which bears interest at an annualized rate of 10%. Monthly payments on this note, including interest, total $1,000.00.

Notes Receivable are classified as follows:

                                      CURRENT PORTION                       NONCURRENT PORTION
                                   ------------------------            ----------------------------
                                   JUNE 30,         DEC. 31,            JUNE 30,            DEC. 31,
                                     2004             2003                2004                2003
                                     ----             ----                ----                ----

Note from Former Member-Dealer     $ 6,141          $  8,015             $     -0-           $     -0-
Deferred Agreements                     -0-               -0-             219,374             242,759
Installment Sale Agreements          1,124             1,084                  671               1,243
                                   -------           -------             --------            --------
                                   $ 7,265          $  9,099             $220,045            $244,002
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

Notes payable - stock are classified as follows:

                                      CURRENT PORTION                       NONCURRENT PORTION
                                   ------------------------            ----------------------------
                                   JUNE 30,         DEC. 31,            JUNE 30,            DEC. 31,
                                     2004             2003                2004                2003
                                     ----             ----                ----                ----

                                   $74,760          $358,200           $248,700            $235,820

Principal payments due over the next five years are as follows:

                                                          2004                    33,480
                                                          2005                    41,280
                                                          2006                    26,600
                                                          2007                   150,440
                                                          2008                    17,500
                                                          Thereafter              54,160
                                                                                --------
                                                                                $323,460
                                                                                ========

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

NOTE 5 - INCOME TAXES
---------------------

The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.


                                                                             QUARTER ENDED                 YEAR ENDED
                                                                               JUNE 30,                    DECEMBER 31,
                                                                                 2004                          2003
                                                                              -----------                  -----------

Excess of tax over book depreciation                                          $ 1,746,433                  $  1,733,731

Allowance for Bad Debt                                                            (41,570)                      (41,570)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                                (453,471)                     (435,814)

Deferred Compensation                                                            (191,166)                     (227,128)
                                                                              -----------                  ------------

     Total                                                                    $ 1,060,226                  $  1,029,219
     Statutory Tax Rate                                                                34%                           34%
                                                                              -----------                  ------------
     Cumulative Deferred Income Tax Payable                                   $   360,477                  $    349,934
                                                                              ===========                  ============

     Classified as:
           Current Liability                                                  $        -0-                 $         -0-
           Noncurrent Liability                                                   360,477                       349,934
                                                                              -----------                  ------------
                                                                              $   360,477                  $    349,934
                                                                              ===========                  ============

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                             QUARTER ENDED                 QUARTER ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                                 2004                           2003
                                                                              -----------                  -------------

Principal Components of Income Tax Expense
     Federal:
           Current
           -------
           Income tax paid                                                    $   312,182                  $      99,150
           Carry-over of prepayment
              from prior year                                                     183,206                        115,456
           Refund received for overpayment
              from prior year                                                          -0-                            -0-
                                                                              -----------                  -------------
                                                                              $   495,388                  $     214,606
Federal Income Tax Payable                                                          5,771                        122,276
           Carry-over to subsequent year                                               -0-                            -0-
                                                                              -----------                  -------------
             Income tax for tax reporting
                at statutory rate of 34%                                      $   501,159                  $     336,882
           Deferred
           --------
           Adjustments for financial reporting:
             Depreciation                                                           4,319                          1,113
             263A Uniform Capitalization Costs                                     (6,003)                        (3,337)
             Other                                                                 12,227                             -0-
                                                                              -----------                  -------------
  Provision for federal income tax                                            $   511,702                  $     334,658
                                                                              ===========                  =============

     We are not exempt from income tax except for municipal bond interest earned in the amount of $908.

     We are not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and are not entitled to deduct preferred dividends in determining our taxable income.

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               --------------------------------------------------

NOTE 6 - COMPONENTS OF COMPREHENSIVE EARNINGS (LOSS)

1. Deferred compensation funded in the amount of $189,625 on the Balance Sheet as a current asset in the amount of $73,743 and as a non-current asset in the amount of $115,882 at June 30, 2004, includes equity securities classified as investments available for sale in the amount of $189,625 at fair market value. The $189,625 includes $1,541 unrealized loss on securities resulting from the decrease in fair market value. The cost of the equity securities is $191,166.

2.   Changes in Equity securities

                                                                       Quarter Ended
                                                                       June 30, 2004                Since Inception
                                                                       -------------                ---------------
     Beginning Balance-January 1, 2004                                 $   221,228                   $       -0-
     Purchases                                                                  -0-                     117,400
     Dividends, interest and capital gains                                     908                      170,770
     Deferred Compensation Funded                                          (36,871)                     (97,005)
     Unrealized gains (losses) on securities
           resulting from increase (decrease)
           in fair market value                                              4,360                       (1,540)
                                                                       -----------                   ----------
     Balance-June 30, 2004                                             $   189,625                   $  189,625
                                                                       ===========                   ==========

3. Components of Net Earnings plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the six months ended June 30, 2004:

                                                    Other Comprehensive                          Net Earnings Plus Other
                 Net Earnings                            Earnings                                 Comprehensive Earnings
                 ------------                       -------------------                          -----------------------
Earnings Before Provision                       Unrealized Earnings
  For Federal Income Tax         $1,426,048       on Securities         $ 4,360              Net Earnings                $915,828

Provision for                                   Provision for                                Other Comprehensive
  Federal Income Tax               (510,220)      Federal Income Tax     (1,482)                Earnings                    2,878
                                 ----------                             -------                                          --------
                                                                                             Net Earnings Plus Other
                                                Other Comprehensive                           Comprehensive
Net Earnings                     $  915,828      Earnings               $ 2,878                 Earnings                 $918,706
                                 ==========                             =======                                          ========

     Net Earnings Applicable to                  Other Comprehensive                           Total Comprehensive
        Common Stockholders                            Earnings                                      Earnings
     --------------------------                  -------------------                           -------------------

                                                 Unrealized Earnings                         Net Earnings Applicable to
Net Earnings                     $  915,828        on Securities        $ 4,360             Common Stockholders          $629,466

Less Estimated Dividends                         Provision for                               Other Comprehensive
 On Preferred Stock                (286,362)        Federal Income Tax   (1,482)                Earnings                    2,878
                                 ----------                             --------                                         --------

Net Earnings Applicable                          Other Comprehensive                         Total Comprehensive
 to Common Stockholders          $  629,466         Earnings            $ 2,878                 Earnings                 $632,344
                                 ==========                             =======                                          ========

4.   Components of Retained Earnings

                                         Retained Earnings                       Retained Earnings
                                         Exclusive of Other                      Applicable to Other
                                      Comprehensive Earnings (Loss)           Comprehensive Earnings (Loss)               Total
                                      -----------------------------           ----------------------------                -----
     Balance-January 1, 2004                 $6,132,015                                $   (7,604)                      $6,124,411
     Add: Net earnings
            6 months ended
            June 30, 2004                       915,828                                     2,878                          918,706
     Deduct: Cash Dividends on
             Preferred Stock                   (572,724)                                      (-0-)                       (572,724)
                                               -----------                               -----------                    -----------
     Balance-June 30, 2004                   $6,475,119                                $   (4,726)                      $6,470,393
                                             ===========                               ===========                      ==========

                                           11

NOTE 7 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.


                                                          June 30, 2004               December 31, 2003
                                                          -------------               ----------------
Accounts Receivable                                         $13,292,570                 $11,681,272
Subscription Receivable                                         (84,985)                    (65,876)
Allowance for Doubtful Accounts                                 (41,570)                    (41,570)
                                                            -----------                 -----------
Accounts Receivable, Net of
     Subscription Receivable and
     Allowance for Doubtful Accounts                        $13,166,015                 $11,573,826
                                                            ===========                 ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

     For the first six months of 2004, we continued to widen our offering of products in order to give member-dealers more variety in what they can offer to their customers. In addition, we also explored expanding our presence geographically to increase the number of member-dealers as a means of continuing the growth of net sales. The first quarter of 2004 generated 63.4% of pre-tax income for the first half of 2004 due to unusually high rebates in the first quarter and due to trade show income. Overall, for the first six months of 2004, we strove to maintain our steady growth while continuing to meet our goals of providing quality goods to our member-dealers.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     NET SALES Net sales in the second quarter of 2004 increased 5.0% ($2,328,753) from net sales during the same period in 2003, while decreasing 1.2% ($574,430) between the respective second quarters of 2002 and 2003. Net sales during the first six months of 2004 increased 5.9% ($5,628,778) compared to a decrease in sales of 0.9% ($855,220) for the same period in 2002 and 2003.

     Net sales growth during the second quarter and first six months of 2004 was mainly attributable to strong increases in both regular sales and sales generated from our spring trade show, as well as sales from other marketing initiatives which helped member-dealers maintain their competitiveness in their selling territories.

     NET MATERIAL COSTS AND REBATES Net material costs for the second quarter and first six months of 2004 were $42,603,125 and $89,168,711, respectively, compared to $40,728,187 and $84,983,834, respectively, for the same periods in 2003. Net material costs for the second quarter and first six months of 2004 increased 4.6 percent and 4.9 percent, respectively, from the same periods in 2003. The increases in net material costs were less than the increases in net sales for the same periods. As a result, net material costs were 87.5 percent of net sales in the second quarter of 2004, as compared to 87.8 percent of sales for the same period in 2003, while for the first six months of 2004 and 2003 net materials costs were 88.3 percent and 89.1 percent of sales, respectively. The relative stability in net material costs as a percentage of net sales, was primarily the result of continued improvements in warehouse efficiencies and a timing difference in the recognition of factory rebates which are offset against net material costs. Factory rebates increased from $2,778,811 in the first six months of 2003 to $2,861,973 for the same period in 2004.

     PAYROLL COSTS Payroll costs for the second quarter of 2004 increased by $145,382 from the second quarter of 2003 level, and increased by $223,582 for the first six months of 2004 from the same period in 2003, resulting from salary increases needed to attract or retain high-quality employees.

     Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the second quarter of 2004 and 2003 constituted 5.1 percent of both net sales and total expenses. Payroll costs were 4.9 percent of both net sales and total expenses for the first six months of both 2004 and 2003. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     OTHER OPERATING COSTS During the second quarter and the first six months of 2004, other operating costs increased by $143,851 (4.0%) and $795,858 (11.0%), respectively, compared to the same periods of 2003. Other operating costs decreased slightly as a percentage of total expenses, accounting for 7.7% of total expenses in the second quarter of 2004 as compared to 7.8% of total expenses for the second quarter of 2003. For the six month period ending June 30, 2004, other operating costs were 7.9% of total expenses as compared to 7.5% of total expenses during the same period in 2003.

     The increase in other operating costs in the first six months of 2004, from the first six months of 2003, can be attributed to an increase in warehouse and delivery expense, most notably an increase of $509,949 in fuel costs, contract driver costs and rental equipment costs, an increase of $200,000 in the accrual for year end employee bonuses, and an increase of $105,996 in health insurance expenses.

NET EARNINGS AND EARNINGS PER SHARE
-----------------------------------

     NET EARNINGS - SECOND QUARTER Net sales for the second quarter of 2004 increased by $2,328,753 (5.0%), net material costs for the same period increased by $1,874,938 (4.6%) compared in both cases to levels in the second quarter of 2003, resulting in an increase in gross margin of $453,815 (8.1%). The significant increase in gross margin, was offset by a substantial decrease in sundry income of $234,639, an increase in payroll costs of $145,382 (6.1%) and an increase in other operating costs of $143,851 (4.0%). Thus after tax net earnings decreased $50,504 (13.4%), from $377,200 in the second quarter of 2003 to $326,696 for the same 2004 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive gains resulted in total comprehensive earnings for 2004's second quarter of $183,857, compared to total comprehensive earnings of $259,682 for the same 2003 period, for an overall decrease of $75,825.

     NET EARNINGS - FIRST SIX MONTHS Net sales for the first six months of 2004 increased by $5,628,778 (5.9%), net material costs for the same period increased by $4,184,877 (4.9%) compared in both cases to levels in the first six months of 2003, resulting in an increase in gross margin of $1,443,901 (13.9%). The increase in gross margin, as well as the increase in sundry income of $74,452 from the first six months of 2003, were only partially offset by an increase of $223,582 in payroll costs (4.7%) and a substantial increase in other operating costs of $795,858 (11.0%). Thus after tax net earnings increased by $327,458 (55.7%), from $588,370 in the first half of 2003 to $915,828 for the same 2004 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive gains resulted in total comprehensive earnings for the first half of 2004 of $632,344, compared to total comprehensive earnings of $337,142 for the same 2003 period, for an overall increase of $295,202 (87.6%).

     EARNINGS PER SHARE Our earnings per share decreased by 30.3% in the comparative second quarters of 2004 and 2003 but increased by 79.2% for the first six months of 2004 as compared to the same period of 2003, from net earnings per share of $2.64 for the 2003 second quarter, to net earnings per share of $1.84 for the same 2004 period and an increase in six months earnings per share from $3.55 per share in the 2003 period to $6.36 per share for the 2004 period. The increase in 2004 is due to the factors previously discussed, as well as estimated dividends accrued in the second quarter of 2004 which represented a larger percentage of 2004 net earnings while the estimated dividends in the first six months of 2004 represented a smaller percentage of 2004 net earnings than estimated dividends accrued in the same 2003 periods (second quarter 2004-43.8% versus second quarter 2003-34.7%; and first six months of 2004-31.3% versus first six months of 2003-44.5%).

     SEASONALITY Quarter-to-quarter variations in our earnings per share (in addition to the factors discussed above) reflect our commitment to lower pricing of our merchandise in order to deliver the lowest cost buying program to our member-dealers, even though this often results in lower net earnings. Because virtually all of our stockholders are also member-dealers, these trends benefit our individual stockholders who purchase our merchandise. Therefore, our shareholders do not demand that we focus greater attention upon earnings per share.

     Our quarterly net earnings generally vary based on the timing of events which affect our sales. Except for the first quarter of 2004, traditionally our first and third quarter earnings are negatively affected by the increased level of direct sales (with no markup) during our semiannual trade show which is always held in those quarters. Generally, there is an overall increase in sales during the trade shows which typically offsets the effect of increased direct sales with no markup. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather conditions and the economic conditions in our selling territories. For example, during the first quarter of 2004, the cumulative effect of the various timing differences, as well as improved economic conditions, caused a dramatic increase in net earnings for that period.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
--------------------------------------------

     The following is a summary of selected quarterly financial data for each quarterly period beginning September 1, 2002 and ending June 30, 2004;

               Qtr. Ended     Qtr. Ended    Qtr. Ended     Qtr. Ended     Qtr. Ended    Qtr. Ended     Qtr. Ended      Qtr. Ended
                 09-30-02      12-31-02      03-31-03       06-30-03       09-30-03      12-31-03       03-31-04        06-30-04

Sales          $45,337,615   $44,920,202   $48,974,287    $46,362,123    $49,947,734   $43,784,516     $52,274,312    $48,690,876

Net
Mat'l
Costs           40,609,542    39,404,595    44,255,647     40,728,187     44,879,936    38,302,519      46,565,586     42,603,125

Gross
Margin           4,728,073     5,515,607     4,718,640      5,633,936      5,067,798     5,481,997       5,708,726      6,087,751

Other
Operating
Expenses(1)      5,229,594     7,840,146     6,022,971      6,038,570      6,446,809     6,090,815       6,747,816      6,323,459

Sundry
Income(1)          790,345     2,510,195     1,634,618        991,776      1,705,174       693,239       1,943,709        757,137

Pre-Tax Net
Earnings(2)        288,824       185,656       330,287        587,142        326,163        84,421         904,619        521,429

------------------------
(1) Historically, sundry income has included income generated from our trade shows offset by expenses incurred from our trade shows. Starting with the quarter ended 12/31/02, we began to include expenses incurred from our trade shows in other operating expenses rather than offsetting sundry income. Therefore, in order to provide the data for other operating expenses and sundry income using a consistent calculation method, for each quarter in the table above, we have included expenses incurred from our trade shows in other operating expenses rather than offsetting sundry income. This change has no effect on pre-tax net earnings.
(2) Excludes other comprehensive income/(loss).

Trends
------
     As reflected in our numbers for the first six months of 2004, our insurance premium expenses have steadily increased. We expect that the trend toward increased insurance costs will continue for the foreseeable future, as part of a general nationwide trend in increased insurance premiums due to factors such as the events of September 11, 2001, recent insurance company losses, and insurance company risk assessments. In addition, our property taxes are continuing to increase and may increase in the future, due to the completion of our warehouse expansion project and general increases in tax assessments. Furthermore, with the current unstable environment in the Middle East and additional Department of Transportation regulations, we expect delivery costs to continue to increase in the foreseeable future.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     FINANCIAL CONDITION AND LIQUIDITY During the period ending June 30, 2004, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and office furniture and equipment. However, net cash provided by our operating activities often varies substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms we offer to our member-dealers, and (iv) the state of the regional economy in our selling territories.

Although we generated $158,333 more cash in the first half of 2004 than in the first half of 2003, our cash and cash equivalents at June 30, 2004 were $169,312 lower than at June 30, 2003; this compares to a decrease of $1,872,026 when comparing the same 2003 period to that of 2002. During the first half of 2004, we used cash flow for operating activities of $1,878,933, as compared to $3,920,471 used in the first half of 2003. This decrease in cash used for operating activities in the 2004 period was principally attributable to a significantly smaller increase in inventory, which increased only 6.9% compared to an increase of 20.7% for the same 2003 period, as well as an increase in other liabilities and net earnings. These factors were offset by a larger increase in accounts receivable.

We had approximately 43,000 stockkeeping units at June 30, 2004, which were maintained as a result of management's strategy to increase the breadth and depth of inventory to better meet the needs of our member-dealers. The increase in inventory of $1,427,803 in the first six months of 2004 from 2003 levels was significantly lower (49.9%) than the increase in inventory of $2,849,073 in the same period in 2003, due to the fact that we had more accurately estimated the level of warehouse inventory needed to meet our member-dealers' inventory requirements.

In the first six months of 2004 and 2003, accounts receivable increased by $1,592,189 from year-end 2003 levels and increased by $1,039,771 from year-end 2002 levels, respectively. For both periods, this variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers at the spring trade shows.

Other liabilities increased by $918,372 during the first six months of 2004 from year-end 2003 levels. By comparison, other liabilities declined by $284,028 during the same period in 2003. This variance of $1,202,400 can be attributed to the increase in delivery costs, the increase in insurance costs and an increase in the accrual for employee bonuses, as previously discussed.

For the period ended June 30, 2004, net earnings plus other comprehensive earnings were $918,706, compared to $599,238 for the same 2003 period. This 53.3% increase was mainly attributable to the increase in gross margin.

Net cash used for investing activities increased from $134,502 in the first half of 2003 to $299,702 for the same period in 2004. The increase in the first half of 2004 was mainly due to the replacement of a large section of the Company's conveyor system.

Net cash provided by financing activities was $3,173,001 in the six month period ending June 30, 2004 as compared to net cash provided by financing activities of $4,891,006 during the same period in 2003. These funds were provided by draws on the Company's line of credit which were made throughout 2003 and through the first six months of 2004 offset by an increase in repurchases of Company stock from former member-dealers (2004 - $931,300 versus 2003 - $211,700). This increase in repurchases of Company stock was mainly attributable to the repurchase of stock of two significant departing member-dealers.

Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                  JUNE 30,             DECEMBER 31,           JUNE 30,
                                    2004                  2003                  2003
                                  --------             -----------            --------
Working Capital                  $14,775,566           $10,913,193           $11,903,593
Current Ratio                       1.6 to 1             1.5 to 1              1.5 to 1
Long-term Debt as Percentage
  of Capitalization                   15.8%                3.9%                  14.1%

                                       16

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

Off-Balance Sheet Arrangements
------------------------------
     As of June 30, 2004, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Commitments and Obligations
---------------------------------------
     Our contractual obligations for the next five years and thereafter are as follows:

                               Rest of                              Year Ended December 31,
                               -------------------------------------------------------------------------------------------------
                                2004           2005            2006          2007         2008       Thereafter         Total
                                ----           ----            ----          ----         ----       ----------         -----
Contractual
   Obligation(1):

Non-cancelable
  Operating Leases           $1,035,888     $ 943,271        $744,595      $646,648     $487,086      $399,838        $4,257,326

Credit Facility
  which expires in
  April 2006                      (1)           (1)             (1)           (1)              -             -                 -

Notes Payable -
  Stock                          33,480        41,280          26,600       150,440       17,500        54,160           323,460

Notes Payable -
  Vendor
  Consignment                        -0-           -0-             -0-           -0-          -0-      219,374           219,374

Non-cancelable
  Capital Leases                  6,725         9,780           4,081            -0-          -0-           -0-           20,586

                             $1,076,093      $994,331        $775,276      $797,088     $504,586      $673,372        $4,820,746
                             ==========      ========        ========      ========     ========      ========        ==========

(1) There was $2,430,000 outstanding on the Company's credit facility at December 31, 2003 and $6,300,000 outstanding on June 30, 2004. The amounts outstanding under the credit facility fluctuate on a daily basis.

Capital Resources
-----------------
     In the six month periods ending June 30, 2004 and June 30, 2003, our investment in capital assets was $357,483 and $196,669, respectively. Approximately 65.7 percent ($234,735) of the amount expended in the first six months of 2004 was used to upgrade warehouse equipment, 16.4 percent ($58,536) was used to purchase company vehicles and 7.8 percent ($27,873) was used to purchase computer equipment. By comparison, of the total amount expended in the first six months of 2003, $82,984 (42.2%) was used to purchase company vehicles, $60,563 (30.8%) was used to upgrade warehouse equipment and $24,803 (12.6%) was used to purchase computer equipment.

In April, 2004, JP Morgan Chase Bank amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2006 maturity date. We use our unsecured $10 million revolving line of credit from time to time for our working capital and other financing needs. During the first six months of 2004, we borrowed $36,430,000 and repaid $30,130,000 from cash flow, leaving an outstanding balance of $6,300,000 under our line of credit on June 30, 2004. Our average outstanding balance on our line of credit for the first six months of 2004 was $2,191,099.

For the remaining six months of 2004, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for capital expenditures include approximately $105,000 to purchase warehouse equipment, $100,000 to upgrade computer equipment, $60,000 to improve our automobile fleet and $15,000 to purchase office furniture and equipment.

Our cash position of $2,061,045 at June 30, 2004 is anticipated to be sufficient to fund all planned capital expenditures and working capital needs, although some third party financing, including draws on our line of credit, may be needed.

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

Item 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4. CONTROLS AND PROCEDURES

(a). Evaluation of Disclosure Controls and Procedures

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

(b). Changes in Internal Controls

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                      Issuer Purchases of Equity Securities
----------------------------------------------------------------------------------------------------------------------------

 Period                         (a) Total          (b) Average        (c)Total Number           (d) Maximum
                                Number of           Price Paid         of Shares (or             Number (or
                                Shares (or           Per Share          Units) Purchased          Approximate
                                  Units)            (or Unit)          as Part of                Dollar Value)
                                Purchased                                 Publicly               or Shares (or
                                                                        Announced Plans         Units) that May
                                                                        or Programs                  Yet Be
                                                                                                Purchased Under
                                                                                                  the Plans or
                                                                                                   Programs


 January 1-31, 2004              50 shares           $100.00                 0                         0

 February 1-29, 2004          1,122 shares           $100.00                 0                         0

 March 1-31, 2004               376 shares           $100.00                 0                         0

 April 1-30, 2004               520 shares           $100.00                 0                         0

 May 1-31, 2004               6,102.75 shares        $100.00                 0                         0

 June 1-30, 2004              1,142.25 shares        $100.00                 0                         0

 Total                        9,313 shares           $100.00                 0                         0

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Shareholders Meeting held on May 24, 2004, Doug Ashy, Jr., Bobby Hill and Jimmy Pate were elected to serve as Directors of the Company for three-year terms. Additionally, Don Jameson, President of the Company, was elected to serve as Director for a one-year term. The other Directors continuing to serve are: Susie Bracht-Black, Suzanne Elliott and Ken Blackmon, whose terms will expire at the Annual Shareholders Meeting to be held in April 2005, and Craig Blum, Terrill Bartlett and Leroy Welborn, whose terms will expire at the Annual Shareholders Meeting in April 2006.

                             No. of Votes           No. of Votes                No. of Votes
Nominees for Directors           For                  Against                    Abstain             Approval
----------------------       ------------           ------------                ------------         --------
Doug Ashy, Jr.                  7340                    290                         -0-                 Yes
Bobby Hill                      7330                    300                         -0-                 Yes
Jimmy Pate                      5130                   2500                         -0-                 Yes
Don Jameson                     7140                    490                         -0-                 Yes

A proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Class A Common stock from 20,000 shares to 30,000 shares, Class B Common Stock from 100,000 shares to 200,000 shares and Preferred stock from 100,000 shares to 200,000 shares was approved by shareholders.

                                                No. of Votes          No. of Votes         No. of Votes
Class of Stock          For                       Against               Abstain              Approval
--------------          ---                     ------------          ------------         ------------
Class A Common         6,980                        240                   410                  Yes
Class B Common        65,195                      1,084                 2,975                  Yes
Preferred             67,240.75                   1,144                 3,072.75               Yes

Item 5. Other Information - None

Item 6. Exhibits & Reports on Form 8-K

     (a)  Exhibits

     Exhibit Number
     --------------

    * 3.1 Articles of Amendment to the Restated Articles of Incorporation of Handy Hardware Wholesale, Inc.

    *10.1 Revolving  Promissory  Note  and  Ninth  Amendment  to  Amendment  and
          Restatement of Credit Agreement between the Company and JP Morgan Chase Bank dated April 30, 2004.

    *31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    *31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    *32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Filed herewith

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HANDY HARDWARE WHOLESALE, INC.



                                /s/ Don Jameson
                                ------------------------------------------------
                                DON JAMESON
                                President
                                (Chief Executive Officer)



                               /s/ Tina S. Kirbie
                               -------------------------------------------------
                               TINA S. KIRBIE
                               Executive Vice President
                               Secretary and Treasurer
                               (Chief Financial and Accounting Officer)





Date: August 12, 2004