Form 10-Q
period 2004-09-30
HANDY HARDWARE WHOLESALE INC
filed 2004-11-10
CIK 354053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 2004.

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

                           Yes        [ ]                        No [X]

The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 2004, was 10,220 shares of Class A Common Stock, $100 par value, and 85,699 shares of Class B Common Stock, $100 par value.

                                              HANDY HARDWARE WHOLESALE, INC.


                                                          INDEX




PART I            Financial Information                                                                       Page No.
                                                                                                              --------

       Item       1.       Financial Statements

                     Condensed Balance Sheet September 30, 2004
                           and December 31, 2003 ...................................................       3    -      4

                     Condensed Statement of Earnings - Three and Nine Months
                           Ended September 30, 2004 and 2003........................................                   5

                     Condensed Statement of Cash Flows - Nine Months
                           Ended September 30, 2004 and 2003........................................                   6

                     Notes to Condensed Financial Statements........................................       7    -     12


       Item 2.             Management's Discussion & Analysis of Financial
                           Condition and Results of Operations......................................      13    -     18

       Item 3.             Quantitative & Qualitative Disclosures About
                           Market Risk..............................................................                  18

       Item 4.             Controls and Procedures..................................................      18    -     19


PART II           Other Information

       Item 1.       Legal Proceedings                                                                                20

       Item 2.       Unregistered Sales of Equity Securities and
                     Use of Proceeds                                                                                  20

       Item 3.       Defaults upon Senior Securities                                                                  20

       Item 4.       Submission of Matters to a Vote of Security Holders                                              20

       Item 5.       Other Information                                                                                20

       Item 6.       Exhibits                                                                                         20

       Signatures                                                                                                     21

                                                   HANDY HARDWARE WHOLESALE, INC.
                                                       CONDENSED BALANCE SHEET

                                                                                      SEPTEMBER 30,                 DECEMBER 31,
                                                                                         2004                           2003
                                                                                      ------------                  -----------
     ASSETS
     ------

     CURRENT ASSETS
     --------------
        Cash                                                                          $ 1,760,938                   $ 1,066,679
        Accounts Receivable, net of                                                    17,217,262                    11,573,826
             subscriptions receivable in the
             amount of $89,396 for 2004 and
             $65,876 for 2003
        Notes Receivable (Note 3)                                                           7,233                         9,099
        Inventory                                                                      23,182,943                    20,552,365
        Other Current Assets                                                               91,389                       100,754
        Prepaid Income Tax                                                                467,258                       183,205
        Deferred Compensation Funded                                                       73,743                        73,743
                                                                                      -----------                   -----------
                                                                                      $42,800,766                   $33,559,671
                                                                                      -----------                   -----------
     PROPERTY, PLANT AND EQUIPMENT (Note 2)
     -------------------------------------
        At Cost Less Accumulated Depreciation
        of $8,211,770(2004) and $7,508,201 (2003)                                     $15,037,581                   $15,106,190
                                                                                      -----------                   -----------
     OTHER ASSETS
     ------------
        Notes Receivable (Note 3)                                                     $   215,720                   $   244,002
        Intangible Assets Less Accumulated Amortization
           of $1,422 (2004) and $724 (2003)                                                15,722                         8,981
        Deferred Compensation Funded                                                       90,323                       147,485
        Other Noncurrent Assets                                                               -0-                        31,814
                                                                                      -----------                   -----------
                                                                                      $   321,765                   $   432,282
                                                                                      -----------                   -----------
     TOTAL ASSETS                                                                     $58,160,112                   $49,098,143
     ------------                                                                     ===========                   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     CURRENT LIABILITIES
     -------------------
         Notes Payable - Line of Credit                                               $ 1,350,000                   $ 2,430,000
         Notes Payable-Stock (Note 4)                                                      61,560                       358,200
         Notes Payable-Capital Lease                                                        9,780                        12,244
         Accounts Payable - Trade                                                      26,290,954                    19,319,296
         Other Current Liabilities                                                      1,508,494                       452,995
         Deferred Compensation Payable                                                     73,743                        73,743
                                                                                      -----------                   -----------
                                                                                      $29,294,531                   $22,646,478
                                                                                      -----------                   -----------

     NONCURRENT LIABILITIES
     ----------------------
         Notes Payable - Line of Credit                                               $ 1,350,000                   $       -0-
         Notes Payable-Stock (Note 4)                                                     276,460                       235,820
         Notes Payable-Capital Lease                                                        6,526                        22,393
         Notes Payable-Vendor                                                             215,291                       242,759
         Deferred Compensation Payable                                                     90,323                       147,485
         Deferred Income Taxes Payable (Note 5)                                           364,859                       349,934
                                                                                      -----------                   -----------
                                                                                      $ 2,303,459                   $   998,391
                                                                                      -----------                   -----------
     TOTAL LIABILITIES                                                                $31,597,990                   $23,644,869
     -----------------                                                                -----------                   -----------

     The accompanying notes are an integral part of the Condensed Financial
Statements.


                                                   HANDY HARDWARE WHOLESALE, INC.
                                                CONDENSED BALANCE SHEET (CONTINUED)

                                                                                     SEPTEMBER 30,                 DECEMBER 31,
                                                                                         2004                          2003
                                                                                     ------------                  -----------
     STOCKHOLDERS' EQUITY
     --------------------
         Common Stock, Class A,
             authorized 30,000 shares, $100
             par value per share, issued
             10,800 & 10,200 shares                                                  $ 1,080,000                   $ 1,020,000
         Common Stock, Class B,
             authorized 200,000 shares, $100
             par value per share, issued
             89,975 & 82,762 shares                                                    8,997,500                     8,276,200
         Common Stock, Class B
             Subscribed 5,105.99 & 5,174.65
             shares                                                                      510,599                       517,465
                Less Subscription Receivable                                             (44,698)                      (32,938)
         Preferred Stock 7% Cumulative,
             authorized 200,000 shares, $100
             par value per share, issued
             92,937.25 & 85,550 shares                                                 9,293,725                     8,555,000
         Preferred Stock, Subscribed
             5,105.99 & 5,174.65 shares                                                  510,599                       517,465
                Less Subscription Receivable                                             (44,698)                      (32,938)
         Paid in Surplus                                                                 590,194                       508,609
                                                                                     -----------                   -----------
                                                                                     $20,893,221                   $19,328,863
         Less: Cost of Treasury Stock
             10,444.50 and -0- shares                                                 (1,044,450)                          -0-
                                                                                     -----------                   -----------
                                                                                     $19,848,771                   $19,328,863

         Retained Earnings exclusive of other
             comprehensive loss (Note 6)                                               6,722,821                     6,132,015
         Retained Earnings applicable to other
             comprehensive loss (Note 6)                                                  (9,470)                       (7,604)
                                                                                     -----------                   -----------
                                                                                       6,713,351                     6,124,411
                                                                                     -----------                   -----------

             Total Stockholders' Equity                                              $26,562,122                   $25,453,274
                                                                                     -----------                   -----------
         TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                                                        $58,160,112                   $49,098,143
         --------------------                                                        ===========                   ===========

The accompanying notes are an integral part of the Condensed Financial
Statements.

                                                   HANDY HARDWARE WHOLESALE, INC.
                                                   CONDENSED STATEMENT OF EARNINGS
                                                            (UNAUDITED)

                                                            QUARTER                                         NINE MONTHS
                                                      ENDED SEPTEMBER 30,                                ENDED SEPTEMBER 30,
                                             ------------------------------------                ---------------------------------
                                                  2004                   2003                        2004                 2003
                                                  ----                   ----                        ----                 ----
REVENUES
--------
Net Sales                                    $ 53,600,240            $ 49,947,734                $154,565,428         $145,284,144
Sundry Income                                   1,783,777               1,705,174                   4,484,623            4,331,568
                                             ------------            ------------                ------------         ------------
TOTAL REVENUES                               $ 55,384,017            $ 51,652,908                $159,050,051         $149,615,712
--------------                               ------------            ------------                ------------         ------------

EXPENSE
-------
Net Mat'l. Costs                             $ 47,941,956            $ 44,879,936                $137,110,667         $129,863,770
Payroll Costs                                   2,647,343               2,418,962                   7,617,559            7,165,596
Other Operating Costs                           4,370,216               3,996,158                  12,417,402           11,247,486
Interest Expense                                   31,830                  31,689                      85,703               95,268
                                             ------------            ------------                ------------         ------------
TOTAL EXPENSE                                $ 54,991,345            $ 51,326,745                $157,231,331         $148,372,120
-------------                                ------------            ------------                ------------         ------------

EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX                                   $    392,672            $    326,163                 $ 1,818,720         $  1,243,592
-----------------                            ------------            ------------                 -----------         ------------

PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5)                              (144,970)               (117,884)                   (655,190)            (446,943)
------------------                           ------------            ------------                 -----------         ------------

NET EARNINGS                                 $    247,702            $    208,279                 $ 1,163,530         $     796,649
------------

LESS ESTIMATED
DIVIDENDS ON
PREFERRED STOCK                                  (143,181)               (131,048)                   (429,543)             (393,144)
---------------                              ------------            ------------                 -----------         -------------

NET EARNINGS
APPLICABLE
TO COMMON
STOCKHOLDERS                                 $     104,521           $     77,231                 $   733,987         $     403,505
------------                                 =============           ============                 ===========         =============

NET EARNINGS
PER SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1)                             $        1.05           $       0.81                 $      7.41         $        4.36
---------------                              =============           ============                 ===========         =============

OTHER COMPREHENSIVE EARNINGS (LOSS)
----------------------------------
Unrealized Earnings (Loss)
  on Securities (Note 6)                     $      (7,187)          $      3,676                 $    (2,827)        $      20,143
Provision for Federal
  Income Tax (Note 5)                                2,443                 (1,250)                        961                (6,849)
                                             -------------           ------------                 -----------         -------------
Other Comprehensive
  Earnings (Loss) Net
    of Tax                                   $      (4,744)          $      2,426                 $    (1,866)        $      13,294
                                             -------------           ------------                 -----------         -------------
TOTAL COMPREHENSIVE
  EARNINGS (NOTE 6)                          $      99,777           $     79,657                 $   732,121         $     416,799
-------------------                          -------------           ------------                 -----------         -------------

The accompanying notes are an integral part of the Condensed Financial
Statements.

                                        5

                                                   HANDY HARDWARE WHOLESALE, INC.
                                                      STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)
                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          2004                          2003
                                                                                     ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Net Earnings Plus Other Comprehensive
      Earnings (Note 6)                                                              $  1,161,664                  $    809,943
         Adjustments to Reconcile Net Earnings to                                    ------------                  ------------
              Net Cash Provided by Operating Activities:
                  Amortization                                                       $        698                  $        563
                  Depreciation                                                            718,453                       780,246
                  Gain on Sale of Property, Plant &
                    Equipment                                                             (14,884)                      (13,351)
                  Increase(Decrease)in Deferred Income Tax                                 14,925                       (15,092)
                  Unrealized (gain) loss
                    In fair market value of securities                                      2,827                       (20,143)
                  Deferred Compensation Funded                                             55,307                        45,101

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                             $ (5,643,436)                 $ (6,723,934)
         (Increase) Decrease in Notes Receivable                                           30,148                        (5,273)
         Increase in Inventory                                                         (2,630,578)                   (2,199,764)
         (Increase) Decrease in Other Assets                                               41,179                      (486,505)
         (Increase) Decrease in Prepaid Income Tax                                       (284,053)                      115,456
         Decrease in Note Payable-Vendor                                                  (27,468)                       (4,704)
         Increase in Accounts Payable                                                   6,971,658                     4,518,729
         Increase (Decrease) in Other Liabilities                                       1,055,499                      (183,418)
         Increase in Federal Income Taxes Payable                                             -0-                         7,508
         Decrease in Deferred Compensation Payable                                        (57,162)                      (21,852)
                                                                                     ------------                    ----------
              TOTAL ADJUSTMENTS                                                      $    233,113                   $(4,206,433)
              NET CASH PROVIDED BY (USED FOR)                                        ------------                   -----------
              OPERATING ACTIVITIES                                                   $  1,394,777                   $(3,396,490)
                                                                                     ------------                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Capital Expenditures                                                            $   (726,432)                  $  (307,109)
     Sale of Property, Plant & Equipment                                                   91,472                       102,634
     Expenditure for Intangible Assets                                                     (7,439)                       (9,705)
     Reinvested dividends, interest & capital gains                                          (972)                       (3,106)
                                                                                     ------------                   -----------
         NET CASH USED FOR INVESTING ACTIVITIES                                      $   (643,371)                  $  (217,286)
                                                                                     ------------                   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Increase in Note Payable - Line of Credit                                       $    270,000                   $ 4,800,000
     Increase (Decrease) in Notes Payable - Stock                                        (256,000)                     (309,380)
     Increase (Decrease) in Notes Payable -
         Capital Lease                                                                    (18,331)                        3,668
     Increase in Subscription Receivable                                                  (23,520)                      (63,098)
     Proceeds From Issuance of Stock                                                    1,587,878                     1,467,721
     Purchase of Treasury Stock                                                        (1,044,450)                     (273,900)
     Dividends Paid                                                                      (572,724)                     (524,193)
         NET CASH PROVIDED BY (USED FOR)                                             ------------                   -----------
         FINANCING ACTIVITIES                                                        $    (57,147)                  $ 5,100,818
                                                                                     ------------                   -----------
NET INCREASE
IN CASH & CASH EQUIVALENTS                                                           $    694,259                   $ 1,487,042

CASH & CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                               1,066,679                     1,394,324
                                                                                     ------------                   -----------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                             $  1,760,938                   $ 2,881,366
                                                                                     ============                   ===========
ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
     Interest Expense Paid                                                           $     85,703                   $    95,268
     Income Taxes Paid                                                                    650,464                       461,376
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

(5)  Earnings Per Share:
     ------------------
     Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:


                                                                QUARTER ENDED                     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                          2004                  2003           2004             2003
                                                        -----------------------------        --------------------------
Calculation of Net Earnings Per Share
         of Common Stock
-------------------------------------
      Net Earnings Before Preferred
          Dividends                                     $ 247,702           $ 208,279        $1,163,530       $ 796,649
      Less: Estimated Dividends
            on Preferred Stock                           (143,181)           (131,048)         (429,543)       (393,144)
                                                        ---------           ---------        ----------       ---------
      Net Earnings (Loss) Applicable
          to Common Shareholders                        $ 104,521           $  77,231        $  733,987       $ 403,505

      Weighted Average
          Shares of Common Stock
          (Class A & Class B)
          outstanding                                      99,203              95,108            99,041          92,607

      Net Earnings Per Share
      of Common Stock                                   $    1.05           $    0.81        $     7.41       $    4.36
                                                        =========           =========        ==========       =========

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

     Because we are unable to anticipate the amount of the Preferred Stock dividends to be paid in the first quarter of 2005, we do not accrue a liability for the payment of those dividends on our balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, we show an estimated portion of the annual dividends to be paid in the first quarter of 2005 based on three-fourths ($429,543) of the annual dividends paid in the first quarter of 2004.

     When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the nine months ended September 30, 2004 contained herein, therefore, are net of dividends actually paid during the first quarter of 2004 in the amount of $572,724.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment consists of:

                                                         SEPTEMBER 30,                            DECEMBER 31,
                                                             2004                                     2003
                                                         -----------                              -----------

Land                                                     $ 3,207,866                              $ 3,207,866
Building & Improvements                                   15,505,854                               15,490,838
Furniture, Computer, Warehouse                             3,957,420                                3,388,830
Transportation Equipment                                     578,211                                  526,857
                                                         -----------                              -----------
                                                         $23,249,351                              $22,614,391

Less:  Accumulated Depreciation                           (8,211,770)                              (7,508,201)
                                                         -----------                              -----------
                                                         $15,037,581                              $15,106,190
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

Notes Receivable are classified as follows:

                                                              CURRENT PORTION                        NONCURRENT PORTION
                                                          SEPT. 30,      DEC. 31,                SEPT. 30,         DEC. 31,
                                                            2004           2003                    2004              2003
                                                          --------       -------                 --------          -------

Note from Former Member-Dealer                            $ 6,141        $ 8,015                 $    -0-          $    -0-
Deferred Agreements                                           -0-            -0-                  215,291           242,759
Installment Sale Agreements                                 1,092          1,084                      429             1,243
                                                          -------        -------                 --------          --------
                                                          $ 7,233        $ 9,099                 $215,720          $244,002
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

Notes payable - stock are classified as follows:

                                                              CURRENT PORTION                        NON-CURRENT PORTION
                                                          SEPT. 30,      DEC. 31,                SEPT. 30,         DEC. 31,
                                                            2004           2003                    2004              2003
                                                            ----           ----                    ----              ----

                                                          $61,560        $358,200                $276,460          $235,820

Principal payments due over the next five years are as follows:

                                                          2004                    20,280
                                                          2005                    41,280
                                                          2006                    26,600
                                                          2007                   150,440
                                                          2008                    17,500
                                                          Thereafter              81,920
                                                                                --------
                                                                                $338,020

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

                                                                             QUARTER ENDED                   YEAR ENDED
                                                                             SEPTEMBER 30,                  DECEMBER 31,
                                                                                 2004                          2003
                                                                              -----------                  ------------

Excess of tax over book depreciation                                          $ 1,749,779                  $  1,733,731

Allowance for Bad Debt                                                            (41,570)                      (41,570)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                                (462,300)                     (435,814)

Deferred Compensation                                                            (172,793)                     (227,128)

     Total                                                                    $ 1,073,116                  $  1,029,219
     Statutory Tax Rate                                                                34%                           34%
                                                                              -----------                  ------------
     Cumulative Deferred Income Tax Payable                                   $   364,859                  $    349,934
                                                                              ===========                  ============
     Classified as:
           Current Liability                                                  $       -0-                  $        -0-
           Noncurrent Liability                                                   364,859                       349,934
                                                                              -----------                  ------------
                                                                              $   364,859                  $    349,934
                                                                              ===========                  ============

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                              QUARTER ENDED                QUARTER ENDED
                                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                                                 2004                          2003
                                                                              ------------                 ------------
Principal Components of Income Tax Expense
     Federal:
           Current
           Income tax paid                                                    $   467,258                  $     345,920
           Carry-over of prepayment from
              prior year                                                          183,206                        115,456
           Refund received for overpayment
              from prior year                                                         -0-                            -0-
                                                                              -----------                  -------------
                                                                              $   650,464                  $     461,376
     Federal Income Tax Payable (Receivable)                                      (11,161)                         7,508
           Carry-over to subsequent year                                              -0-                            -0-
                                                                              -----------                  -------------
             Income tax for tax reporting
                at statutory rate of 34%                                      $   639,303                  $     468,884
           Deferred
           Adjustments for financial reporting:
             Depreciation                                                           5,457                        (10,086)
             263A Uniform Capitalization Costs                                     (9,005)                        (5,006)
             Other                                                                 18,474                            -0-
                                                                              -----------                  -------------
  Provision for federal income tax                                            $   654,229                  $     453,792
                                                                              ===========                  =============

     We are not exempt from income tax except for municipal bond interest earned in the amount of $972.

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

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - COMPONENTS OF COMPREHENSIVE EARNINGS (LOSS)
---------------------------------------------------

1. Deferred compensation fully funded in the amount of $164,066 on the Balance Sheet as a current asset in the amount of $73,743 and as a non-current asset in the amount of $90,323 at September 30, 2004, includes equity securities classified as investments available for sale in the amount of $164,066 at fair market value. The $164,066 includes $8,727 unrealized loss on securities resulting from the decrease in fair market value. The cost of the equity securities is $172,793.

2.   Changes in Equity securities

                                                                       Quarter Ended                     Since
                                                                       Sept. 30 2004                   Inception
                                                                       -------------                   ----------
     Beginning Balance-January 1, 2004                                 $   221,228                   $      -0-
     Purchases                                                                 -0-                      117,400
     Dividends, interest and capital gains                                     972                      170,834
     Deferred Compensation Funded                                          (55,307)                    (115,441)
     Unrealized losses on securities
           resulting from increase (decrease)
           in fair market value                                             (2,827)                      (8,727)
                                                                       -----------                   ----------
     Balance-September 30, 2004                                        $   164,066                   $  164,066
                                                                       ===========                   ==========

3. Components of Net Earnings plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the nine months ended September 30, 2004:

                                                      Other Comprehensive                       Net Earnings Plus Other
                 Net Earnings                               Loss                                   Comprehensive Loss
                 ------------                               ----                                -----------------------
Earnings Before Provision                        Unrealized Loss
  For Federal Income Tax         $1,818,720       on Securities               $(2,827)       Net Earnings            $1,163,530

Provision for                                    Provision for                               Other Comprehensive
  Federal Income Tax               (655,190)     Federal Income Tax               961            Loss                    (1,866)
                                 ----------                                   -------                                ----------
                                                 Other Comprehensive                         Net Earnings Plus Other
Net Earnings                     $1,163,530       Loss                        $(1,866)         Comprehensive         $1,161,664
                                                                                                 Earnings

       Net Earnings Applicable to                       Other Comprehensive                            Total Comprehensive
          Common Stockholders                                   Loss                                        Earnings
       --------------------------                       -------------------                            -------------------
                                                 Unrealized Loss                             Net Earnings Applicable to
Net Earnings                     $1,163,530       on Securities               $(2,827)       Common Stockholders     $  733,987

Less Estimated Dividends                         Provision for                               Other Comprehensive
 On Preferred Stock                (429,543)     Federal Income Tax               961          Loss                      (1,866)
                                 ----------                                   -------                                ----------
Net Earnings Applicable                          Other Comprehensive                         Total Comprehensive
 to Common Stockholders          $  733,987        Loss                       $(1,866)         Earnings              $  732,121
                                 ==========                                   =======                                ==========

4.   Components of Retained Earnings

                                          Retained Earnings                       Retained Earnings
                                          Exclusive of Other                      Applicable to Other
                                          Comprehensive Loss                      Comprehensive Loss                     Total
                                          ------------------                      -------------------                    -----
     Balance-January 1, 2004                   $6,132,015                           $   (7,604)                      $6,124,411
     Add: Net earnings
            9 months ended
          September 30, 2004                    1,163,530                               (1,866)                       1,161,664
     Deduct: Cash Dividends on
             Preferred Stock                     (572,724)                                (-0-)                        (572,724)
                                               ----------                           ----------                       ----------
     Balance-September 30, 2004                $6,722,821                           $   (9,470)                      $6,713,351
                                               ==========                           ==========                       ==========

                                       11

NOTE 7 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.


                                                         September 30, 2004              December 31, 2003
                                                         ------------------              -----------------
Accounts Receivable                                         $17,348,228                      $11,681,272
Subscription Receivable                                         (89,396)                         (65,876)
Allowance for Doubtful Accounts                                 (41,570)                         (41,570)
                                                            -----------                      -----------
Accounts Receivable, Net of
     Subscription Receivable and
     Allowance for Doubtful Accounts                        $17,217,262                      $11,573,826
                                                            ===========                      ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

     For the first nine months of 2004, we continued to widen our offering of products in order to give member-dealers more variety in what they can offer to their customers. In addition, we also explored expanding our presence geographically to increase the number of member-dealers as a means of continuing the growth of net sales. The first quarter of 2004 generated 49.7% of pre-tax income for the first nine months of 2004 due to unusually high rebates in the first quarter and due to trade show income. Overall, for the first nine months of 2004, we strove to maintain our steady growth while continuing to meet our goals of providing quality goods to our member-dealers.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     NET  SALES  Net  sales  in  the  third  quarter  of  2004   increased  7.3%
($3,652,506) from net sales during the same period in 2003, while net sales during the first nine months of 2004 increased 6.4% ($9,281,284) compared to sales for the same period in 2003.

     Net sales growth during the third quarter and first nine months of 2004 was mainly attributable to strong increases in both regular sales and sales generated from our spring and fall trade show, as well as sales from other marketing initiatives which helped member-dealers maintain their competitiveness in their selling territories.

     NET MATERIAL COSTS AND REBATES Net material costs for the third quarter and first nine months of 2004 were $47,941,956 and $137,110,667, respectively, compared to $44,879,936 and $129,863,770, respectively, for the same periods in 2003. Net material costs for the third quarter and first nine months of 2004 increased 6.8 percent and 5.6 percent, respectively, from the same periods in 2003. These increases were somewhat less than the increases in net sales for the same periods. As a result, net material costs were 89.4 percent of net sales in the third quarter of 2004, as compared to 89.9 percent of sales for the same period in 2003, while for the first nine months of 2004 and 2003 net materials costs were 88.7 percent and 89.4 percent of sales, respectively. The relative stability in net material costs as a percentage of net sales, was primarily the result of continued improvements in warehouse efficiencies. Factory rebates increased slightly from $4,114,101 in the first nine months of 2003 to $4,228,459 for the same period in 2004.

     PAYROLL COSTS Payroll costs for the third quarter of 2004 increased by $228,381 from the third quarter of 2003 level, and increased by $451,963 for the first nine months of 2004 compared to the level for the same period in 2003. These increases resulted from salary increases needed to attract or retain high-quality employees.

     Despite pressures on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the third quarter of 2004 and 2003 constituted 4.9 and 4.8 percent, respectively, of net sales and 4.8 percent and 4.7 percent, respectively, of total expenses for the same periods. Payroll costs were 4.9 percent of net sales and 4.8 percent of total expenses for the first nine months of both 2004 and 2003. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     OTHER OPERATING COSTS During the third quarter and the first nine months of 2004, other operating costs increased by $374,058 (9.4%) and $1,169,916 (10.4%), respectively, compared to the same periods of 2003. Other operating costs increased slightly as a percentage of total expenses, accounting for 7.9% of total expenses in the third quarter of 2004 as compared to 7.8% of total expenses for the third quarter of 2003. For the nine month period ending September 30, 2004, other operating costs were 7.9% of total expenses as compared to 7.6% of total expenses during the same period in 2003.

     The increase in other operating costs in the first nine months of 2004, from the first nine months of 2003, can be attributed to an increase in warehouse and delivery expense, most notably an increase of $847,137 in fuel costs, contract driver costs, truck repairs and rental equipment costs, an increase of $238,520 in the accrual for year end employee bonuses, and an increase of $101,310 in health insurance expenses.

NET EARNINGS AND EARNINGS PER SHARE
-----------------------------------

     NET EARNINGS - THIRD QUARTER Net sales for the third quarter of 2004 increased by $3,652,506 (7.3%), net material costs for the same period increased by $3,062,020 (6.8%) compared in both cases to levels in the third quarter of 2003, resulting in an increase in gross margin of $590,486 (11.7%). The increase in gross margin, as well as an increase in sundry income of $78,603, was offset by increases in payroll costs of $228,381 (9.4%) and other operating costs of $374,058 (9.4%). Thus after tax net earnings increased $39,423 (18.9%), from $208,279 in the third quarter of 2003 to $247,702 for the same 2004 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive gains resulted in total comprehensive earnings for 2004's third quarter of $99,777, compared to total comprehensive earnings of $79,657 for the same 2003 period, for an overall increase of $20,120 (25.3%).

     NET EARNINGS - FIRST NINE MONTHS Net sales for the first nine months of 2004 increased by $9,281,284 (6.4%), net material costs for the same period increased by $7,246,897 (5.6%) compared in both cases to levels in the first nine months of 2003, resulting in an increase in gross margin of $2,034,384 (13.2%). The increase in gross margin, as well as the increase in sundry income of $153,055 from the first nine months of 2003, were only partially offset by an increase of $451,963 in payroll costs (6.3%) and a substantial increase in other operating costs of $1,169,916 (10.4%). Thus after tax net earnings increased by $366,881 (46.1%), from $796,649 in the first three quarters of 2003 to $1,163,530 for the same 2004 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive gains resulted in total comprehensive earnings for the first nine months of 2004 of $732,121, compared to total comprehensive earnings of $416,799 for the same 2003 period, for an overall increase of $315,322 (75.7%).

     EARNINGS PER SHARE Our earnings per share increased by 29.6% in the comparative third quarters of 2004 and 2003 and increased by 70.0% for the first nine months of 2004 as compared to the same period of 2003, from net earnings per share of $0.81 for the 2003 third quarter, to net earnings per share of $1.05 for the same 2004 period and an increase in nine months earnings per share from $4.36 per share in the 2003 period to $7.41 per share for the 2004 period. The increase in the 2004 periods were due to the factors previously discussed, as well as estimated dividends accrued in the third quarter and first nine months of 2004 representing a smaller percentage of 2004 net earnings than estimated dividends accrued in the same 2003 periods (third quarter 2004-57.8% versus third quarter 2003-62.9%; and first nine months of 2004-36.9% versus first nine months of 2003-49.3%).

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

     Our quarterly net earnings generally vary based on the timing of events which affect our sales. Except for the first quarter of 2004, (where the cumulative effect of the various timing differences, as well as improved economic conditions, caused an increase in net earnings for that period) traditionally our first and third quarter earnings are negatively affected by the increased level of direct sales (with no markup) during our semiannual trade show which is always held in those quarters. Generally, there is an overall increase in sales during the trade shows which typically offsets the effect of increased direct sales with no markup. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather conditions and the economic conditions in our selling territories.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
--------------------------------------------

     The following is a summary of selected quarterly financial data for each quarterly period beginning October 1, 2002 and ending September 30, 2004;

                Qtr. Ended    Qtr. Ended    Qtr. Ended     Qtr. Ended     Qtr. Ended    Qtr. Ended      Qtr. Ended     Qtr. Ended
                 12-31-02      03-31-03      06-30-03       09-30-03       12-31-03      03-31-04        06-30-04       09-30-04

Sales          $44,920,202   $48,974,287   $46,362,123    $49,947,734    $43,784,516   $52,274,312     $48,690,876    $53,600,240

Net
Mat'l
Costs           39,404,595    44,255,647    40,728,187     44,879,936     38,302,519    46,565,586      42,603,125     47,941,956

Gross
Margin           5,515,607     4,718,640     5,633,936      5,067,798      5,481,997     5,708,726       6,087,751      5,658,284

Other
Operating
Expenses(1)      7,840,146     6,022,971     6,038,570      6,446,809      6,090,815     6,747,816       6,323,459      7,049,389

Sundry
Income(1)        2,510,195     1,634,618       991,776      1,705,174        693,239     1,943,709         757,137      1,783,777

Pre-Tax Net
Earnings(2)        185,656       330,287       587,142        326,163         84,421       904,619         521,429        392,672

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


Trends

     As reflected in our numbers for the first nine months of 2004, due to the current unstable environment in the Middle East and additional Department of Transportation regulations, we expect fuel costs and rental equipment expenses to continue to increase in the foreseeable future. In addition, as a result of the current shortage of experienced drivers, as well as Department of
Transportation driver regulations, contract driver costs will continue to escalate. We believe insurance premiums will stabilize in 2005 with only moderate increases expected. Furthermore, property taxes are continuing to increase and may increase in the future due to general increases in tax assessments.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     FINANCIAL CONDITION AND LIQUIDITY During the period ending September 30, 2004, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse and computer equipment, software, and office furniture and equipment. However, net cash provided by our operating activities often varies substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms we offer to our member-dealers, and (iv) the state of the regional economy in our selling territories.

     We generated $792,783 less cash in the first nine months of 2004 than in the first nine months of 2003. Our cash and cash equivalents at September 30, 2004 were $1,120,428 lower than at September 30, 2003. During the first nine months of 2004, we provided cash flow from operating activities of $1,394,777, as compared to $3,396,490 used in the first nine months of 2003. This increase in cash provided by operating activities in the 2004 period was principally attributable to a larger increase in net earnings, a smaller increase in accounts receivable, as well as an increase in other liabilities and an increase in accounts payable (which payables increased 36.1% in the 2004 period compared to an increase in payables of 22.4% for the same 2003 period). These factors were offset by a larger increase in inventory.

     We had approximately 45,000 stockkeeping units at September 30, 2004, which were maintained as a result of management's strategy to increase the breadth and depth of inventory to better meet the needs of our member-dealers. The increase in inventory of $2,630,578 in the first nine months of 2004 from 2003 levels was higher than the increase in inventory of $2,199,764 in the same period in 2003, as we grew our inventory to meet our member- dealers' inventory requirements.

     In the first nine months of 2004, accounts receivable increased by $5,643,436 from year-end 2003 levels of $11,573,826. This variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers at the spring and fall trade shows.

     Accounts payable increased during the first three quarters of 2004 by $6,971,658 and increased $4,518,729 during the same three quarters in 2003. As in accounts receivable, variations in levels of accounts payable for both periods are attributable to differences in payment terms offered to the Company for the spring and fall trade shows.

     Other liabilities increased by $1,055,499 during the first nine months of 2004 from year-end 2003 levels. By comparison, other liabilities declined by $183,418 during the same period in 2003. This variance of $1,238,917 can be attributed to the increase in delivery costs, the increase in insurance costs and an increase in the accrual for employee bonuses, as previously discussed.

     For  the  period  ended   September  30,  2004,  net  earnings  plus  other
comprehensive earnings were $1,161,664, compared to $809,943 for the same 2003 period. This 43.4% increase was mainly attributable to the increase in gross margin.

     Net cash used for investing activities increased from $217,286 in the first nine months of 2003 to $643,371 for the same period in 2004. The increase in the first three quarters of 2004 was mainly due to the replacement of a large section of the Company's conveyor system, additional warehouse racking and upgrades to company vehicles.

     Net cash used for financing activities was $57,147 in the nine month period ending September 30, 2004 as compared to net cash provided by financing activities of $5,100,818 during the same period in 2003. During the first nine months of 2003 draws on the Company's line of credit increased $4,800,000 from year-end 2002 levels. By comparison, during the same period in 2004, draws on the Company's line of credit increased only $270,000 from year-end 2003 levels. In addition, in the period ending September 30, 2004, repurchases of Company stock from former member-dealers increased (2004 - $1,044,450 versus 2003 - $273,900). This increase in repurchases of Company stock was mainly attributable to the repurchase of stock of two significant departing member-dealers.

     Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                               SEPTEMBER 30,         DECEMBER 31,            SEPTEMBER 30,
                                                   2004                  2003                    2003
                                               ------------          -----------             ------------

Working Capital                                $13,506,235           $10,913,193             $12,617,217
Current Ratio                                  1.5 to 1              1.5 to 1                1.4 to 1
Long-term Debt as Percentage
       of Capitalization                        8.7%                 3.9%                     13.3%

     During the remainder of 2004 and in 2005, we expect to further expand our existing customer base in our non-core selling territories. We will finance this expansion with anticipated growth in revenues from sales to new member-dealers in these territories, and with proceeds from the sale of stock to new and current member-dealers. We expect that expansion in these selling territories will have a beneficial effect on our ability to generate cash to meet our funding needs.

Off-Balance Sheet Arrangements
------------------------------
     As  of  September  30,  2004,  we  did  not  have  any  off-balance   sheet
arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.


Contractual Commitments and Obligations
---------------------------------------
     Our contractual obligations for the next five years and thereafter are as follows:

                                                                   Year Ended December 31,
                             ---------------------------------------------------------------------------------------------------
                                2004(2)        2005            2006          2007         2008       Thereafter       Total
                                ----           ----            ----          ----         ----       ----------       -----
Contractual
   Obligation(1):

Non-cancelable
  Operating Leases           $1,035,888     $ 943,271        $744,595      $646,648     $487,086       $399,838       $4,257,326

Credit Facility
  which expires in
  April 2006 (1)                   (1)            (1)             (1)            --           --             --               --

Notes Payable -
  Stock                          20,280        41,280          26,600       150,440       17,500         81,920          338,020

Notes Payable -
  Vendor
  Consignment                       -0-           -0-             -0-           -0-         -0-         215,291          215,291

Non-cancelable
  Capital Leases                  2,445         9,780           4,081           -0-         -0-            -0-            16,306

                             $1,058,613     $ 994,331        $775,276      $797,088     $504,586       $697,049       $4,826,943
                             ==========     =========        ========      ========     ========       ========       ==========

(1) There was $2,430,000 outstanding on the Company's credit facility at December 31, 2003 and $2,700,000 outstanding on September 30, 2004. The amounts outstanding under the credit facility fluctuate on a daily basis.

(2) These are our contractual commitments and obligations for the fourth quarter of 2004.

Capital Resources
-----------------
     In the nine month periods ending September 30, 2004 and September 30, 2003, our investment in capital assets was $726,432 and $307,109 respectively. Approximately 73.0 percent ($530,291) of the amount expended in the first nine months of 2004 was used to upgrade warehouse equipment, 19.6 percent ($142,165) was used to purchase company vehicles and 4.6 percent ($33,310) was used to purchase computer equipment. By comparison, of the total amount expended in the first nine months of 2003, $122,330 (38.6%) was used to purchase company vehicles, $116,151 (36.7%) was used to upgrade warehouse equipment and $44,086 (13.9%) was used to purchase computer equipment.

     In April, 2004, JP Morgan Chase Bank amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2006 maturity date. We use our unsecured $10 million revolving line of credit from time to time for our working capital and other financing needs. During the first nine months of 2004, we borrowed $58,630,000 and repaid $55,930,000 from cash flow, leaving an outstanding balance of $2,700,000 under our line of credit on September 30, 2004. Our average outstanding balance on our line of credit for the first nine months of 2004 was $3,052,664.

     For the remaining three months of 2004, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases.
Additional cash outlays anticipated for capital expenditures include approximately $290,000 to purchase warehouse equipment, $30,000 to upgrade computer equipment and $30,000 to purchase office furniture and equipment.

     Our cash position of $1,760,938 at September 30, 2004 is anticipated to be sufficient to fund all planned capital expenditures and working capital needs, although some third party financing, including draws on our line of credit, may be needed.

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


Item 3.         QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4.         CONTROLS AND PROCEDURES

a.   Evaluation of Disclosure Controls and Procedures

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

b.   Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect such internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

                                            Issuer Purchases of Equity Securities
----------------------------------------------------------------------------------------------------------------------------

 Period                         (a) Total                     (b) Average        (c) Total Number            (d) Maximum
                                Number of                     Price Paid         of Shares (or               Number (or
                                Shares (or                    Per Share          Units) Purchased            Approximate
                                Units)                        (or Unit)          as Part of                  Dollar Value)
                                Purchased(1)                                     Publicly                    or Shares (or
                                                                                 Announced Plans             Units) that May
                                                                                  or Programs                Yet Be
                                                                                                             Purchased Under
                                                                                                             the Plans or
                                                                                                             Programs
----------------------------------------------------------------------------------------------------------------------------

 January   1-31, 2004           50     shares                    $100.00           N/A                       N/A
----------------------------------------------------------------------------------------------------------------------------

 February  1-29, 2004        1,122     shares                    $100.00           N/A                       N/A
----------------------------------------------------------------------------------------------------------------------------

 March     1-31, 2004          376     shares                    $100.00           N/A                       N/A
----------------------------------------------------------------------------------------------------------------------------

 April     1-30, 2004          520     shares                    $100.00           N/A                       N/A
----------------------------------------------------------------------------------------------------------------------------

 May       1-31, 2004        6,102.75  shares                    $100.00           N/A                       N/A
----------------------------------------------------------------------------------------------------------------------------

 June      1-30, 2004        1,142.25  shares                    $100.00           N/A                       N/A
----------------------------------------------------------------------------------------------------------------------------

 July      1-31, 2004          687.50  shares                    $100.00           N/A                       N/A
----------------------------------------------------------------------------------------------------------------------------

 August    1-31, 2004          386     shares                    $100.00           N/A                       N/A
----------------------------------------------------------------------------------------------------------------------------

 September 1-30, 2004           58     shares                    $100.00           N/A                       N/A
----------------------------------------------------------------------------------------------------------------------------

 Total                       10,444.50 shares                    $100.00           N/A                       N/A
----------------------------------------------------------------------------------------------------------------------------
(1) We do not have any publicly announced repurchase programs.  These shares were repurchased when certain member-dealers' stock ownership exceeded desired levels or upon the retirement of member-dealers from our buying group.

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



                                HANDY HARDWARE WHOLESALE, INC.



                                   /s/ Don Jameson
                                   ---------------------------------------------
                                   DON JAMESON
                                   President
                                  (Chief Executive Officer)



                                   /s/ Tina S. Kirbie
                                   ---------------------------------------------
                                   TINA S. KIRBIE
                                   Executive Vice President
                                   Secretary and Treasurer
                                   (Chief Financial and Accounting Officer)





Date: November 10, 2004