Form 10-K
period 2004-12-31
HANDY HARDWARE WHOLESALE INC
filed 2005-03-24
CIK 354053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004      Commission File Number 0-15708

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

                   Yes     X                No
                       -------------           -------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or in any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                   Yes                      No       X
                       -------------           -------------

     The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the Registrant as of June 30, 2004 (computed by reference to the price at which the stock was sold) was $1,013,000 for Class A Common Stock and $7,779,400 for Class B Common Stock.

     The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 2005, was 10,240 shares of Class A Common Stock, $100 par value, and 87,519 shares of Class B Common Stock, $100 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                         Incorporated as to
         --------                                         ------------------

Notice and Proxy Statement for the                     Part III, Items 10, 11,
 Annual Meeting of Stockholders                              12, 13 and 14
   to be held April 18, 2005

                                TABLE OF CONTENTS

                                     PART I
Item 1.    Business...........................................................1
Item 2.    Properties.........................................................4
Item 3     Legal Proceedings..................................................4
Item 4.    Submission of Matters to a Vote of Security Holders................4

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities..................4
Item 6.    Selected Financial Data............................................6
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................7
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........10
Item 8.    Financial Statements and Supplementary Data.......................10
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................31
Item 9A.   Controls and Procedures...........................................31
Item 9B.   Other Information.................................................31

                                    PART III

Item 10.  *Directors and Executive Officers of the Registrant................31
Item 11.  *Executive Compensation............................................31
Item 12.  *Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters...................................31
Item 13.  *Certain Relationships and Related Transactions....................31
Item 14.  *Principal Accountant Fees and Services............................31

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules........................31

---------------------
     * Included in the Company's proxy statement to be delivered to the Company's shareholders within 120 days following the Company's fiscal year end.


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

     Handy Hardware is currently engaged in the sale to its Member-Dealers of products used in retail hardware, building material and home center stores as well as in plant nurseries, marine, industrial and automotive stores. In addition, the Company offers advertising and other services to Member-Dealers. We utilize a central warehouse and office facility located in Houston, Texas, and maintain a fleet of trailers owned by the Company and leased power units and trailers which are used for merchandise delivery. The Company offers merchandise to its Member-Dealers at its cost plus a markup charge, resulting generally in a lower price than an independent dealer can obtain on its own. However, Member-Dealers may buy merchandise from any source they desire. Over 93% of the Company's Member-Dealers are located in Texas and adjacent states.

     PRODUCTS AND DISTRIBUTION

     The Company buys merchandise from vendors in large quantity lots, warehouses the merchandise and resells it in smaller lots to its Member-Dealers. No individual Member-Dealer accounted for more than 2.1% of the sales of the Company during fiscal 2004. The loss of a single Member-Dealer or several Member-Dealers would not have a material adverse effect on the Company.

     Often Member-Dealers may desire to purchase products that are not warehoused by the Company. In this instance, Handy Hardware will, when requested, purchase the product from the vendor and have it shipped directly to the Member-Dealer. Direct shipments from the vendor to Member-Dealers accounted for approximately 33% of the Company's total sales during 2004 and 34% in 2003, while warehouse shipments accounted for approximately 67% of total sales in 2004 and 66% in 2003.

     The  Company's   total  sales   include  14  different   major  classes  of
merchandise. In 2004, 2003 and 2002, the Company's total sales and total warehouse sales were divided among classes of merchandise listed below.

                                        Total Sales (1)                    Warehouse Sales

Class of Merchandise                 2004    2003    2002           2004     2003     2002
--------------------                 ----    ----    ----           ----     ----     ----
Plumbing Supplies                     19%     19%     19%            24%      23%      23%

Building Materials                    15      12      12             3        3        3

General Hardware                      10      10      10             11       11       11

Paint Sundries                        11      11      11             13       13       13

Electrical Supplies                   10      10      10             13       12       12

Hand Tools                             7       8       8             6        7        7

Lawn and Garden Products               7       8       8             9       10       10

Paint                                  4       4       4             5        5        5

Power Tools                            3       4       4             2        2        2

Housewares & Related Supplies          3       3       3             4        4        4

Fasteners                              3       2       2             1        1        1

Automotive After Market                3       3       3             4        3        3

Outdoor Products                       3       2       2             3        2        2

Miscellaneous                          2       4       4             2        4        4
                                     ----    -----   -----           ----     ----     ----
                                     100%    100%    100%            100%     100%     100%
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

     In 2004 the Company maintained a 95.8 percent service level (the measure of the Company's ability to meet Member-Dealer orders out of current stock), as compared to service levels of 96.3 percent in 2003 and 95.9 percent in 2002. Inventory turnover was 5.6 times during 2004, 5.8 times in 2003 and 6.0 times in 2002. The slight decrease in service level and inventory turnover can be attributed to a continuing emphasis on purchasing inventory in larger quantities to keep prices competitive for Member-Dealers, but which impacts lead times, service levels and inventory turns. No policy of inventory shrinkage has been implemented or is planned.

     MEMBER-DEALER SERVICES AND ADVERTISING

     The Company employs a staff of twelve full-time account representatives who visit Member-Dealers to advise them on display techniques, location surveying, inventory control, promotional sales, advertising programs and other Member-Dealer services available to them through the Company. These account representatives are also responsible for selling the Company's program to new Member-Dealers.

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

     SUPPLIERS

     The Company purchases merchandise from various vendors, depending upon product specifications and Member-Dealer requirements. Approximately 1,600 vendors supplied merchandise to the Company during 2004. The Company has no significant long-term contract with any vendor. Most of the merchandise purchased by the Company is available from several vendors and manufacturers, and no single vendor or manufacturer accounted for more than 3.1% of the Company's total purchases during 2004. The Company has not in the past experienced any significant difficulties in obtaining merchandise and does not anticipate any such difficulty in the foreseeable future.

     The Company is a member of PRO Group, Inc., of Englewood, Colorado, an independent hardware merchandising group. PRO Group, Inc. is a merchandising organization with 24 wholesale hardware distributors as members. The size of the organization generally provides greater buying power than that of any individual member. The Company became a member of PRO Group, Inc. in order to take advantage of this buying power, which gives PRO Group, Inc. and its members access to potentially lower prices, bigger discounts, extended terms and other purchasing advantages. The Company may participate in other benefits available to PRO Group, Inc. members, but is under no obligation to do so.

     All of the Company's products are warranted at various levels by the manufacturers, whose warranties are passed on to the Member-Dealers. In addition, the Company maintains product liability insurance which the Company believes is sufficient to meet its needs.

     EMPLOYEES

     As of December 31, 2004, the Company had 364 full-time employees, of which 64 were in management or administrative positions and 300 were in warehouse, office or delivery operations. Company employees are not represented by any labor unions. The Company believes its employee relations are satisfactory and it has experienced no work stoppage as a result of labor disputes.

     TRADE NAMES

     The Company has a trade name, "Handy Hardware Stores," that it licenses to Member-Dealers at no additional charge. This trade name has been registered in all the states in which the Company's Member-Dealers are located. This trade name is displayed by many of the Member-Dealers on storefronts and inside stores and is used in advertising programs organized by Handy Hardware. The Company believes that this trade name is useful to its operations, but also believes that the loss of ability to utilize this trade name would not have a material adverse effect upon the business of the Company. In addition, the Company has a registered trademark "H-Bolt" logo. The Company also believes that this trademark is useful to its operations but that the loss of ability to use this trademark would not materially affect the Company.

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

Affiliated Member-Dealers

     If one or more individuals who control an existing Member-Dealer opens a new store which will also be a Member-Dealer, the new Member-Dealer is required to make an initial purchase of 10 shares of Preferred Stock rather than 10 shares of Class A Common Stock. In all other respects, however, the Company will treat the new Member-Dealer as an entirely separate entity for purposes of determining required stock purchases. The Company will calculate a separate desired stock ownership for the new Member-Dealer and will maintain a separate account for purchase funds paid by the new Member-Dealer.

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

     SEASONALITY

     The Company's quarterly net earnings traditionally vary based on the timing of events which affect the Company's sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company's semiannual trade show always held in the first and third quarters. However, the Company's overall sales levels increase during the trade shows, which typically offsets the negative effect of the increased level of direct sales. In addition, the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather and economic conditions in the Company's selling territories, can cause the Company's net earnings per quarter to vary substantially from year to year. For example, during 2004 the cumulative effect of timing differences of purchase discounts, as well as slightly improved economic conditions in most of our selling territories, contributed to the increase in 2004 net earnings. Sales during the fourth quarter are often lower, as hardware sales are slowest during the winter months preceding ordering for significant sales in the spring. In most years, however, this decrease in sales is partially offset by the corrections to inventory made at year-end, causing fourth quarter net earnings to vary from year to year.

ITEM 2. PROPERTIES

     The Company's 560,000 square foot warehouse and administrative and marketing offices are located on 25.2 acres of land in Houston, Texas. The Company's property has convenient access to the major freeways necessary for the shipment of products to and from the warehouse facility. Management believes that the current facility will be sufficient to serve the needs of the Company for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     To the Company's knowledge, there are no pending or threatened legal proceedings which would have a material effect on the Company's financial position, results of operation or its assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

     Shares of the Company's Class A Common Stock are the only shares of capital stock with voting rights. A Member-Dealer receives one vote for each share of Class A Common Stock it owns. The number of record holders of each class of the Company's Common Stock at February 28, 2005, was as follows:

                  Description                              Number of Holders
                  -----------                              -----------------
    Class A Common Stock (Voting), $100 par  value                992

    Class B Common Stock (Non-Voting), $100 par value             996

     The Company has never paid cash dividends on either class of its Common Stock and does not intend to do so in the foreseeable future. For information concerning dividends paid on the Company's Preferred Stock, see Items 6 and 8 below.

     EQUITY COMPENSATION PLAN INFORMATION

     The Company does not have any equity compensation plans or individual compensation arrangements under which the Company's equity securities may be issued in exchange for goods or services as described in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

     PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

     The following table summarizes the Company's purchase of all classes of equity securities during the three months ended December 31, 2004.


                                      ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------------------------------------
                                                                                                        (d) Maximum
                                                                                                        Number (or
                                                                                    (c) Total Number    Approximate
                                                                                    of Shares (or       Dollar Value)
                                                                                    Units) Purchased    or Shares (or
                                                                     (b) Average    as Part of          Units) that May
                                                                     Price Paid     Publicly            Yet Be
                              (a) Total Number of Shares (or Units)  Per Share      Announced Plans     Purchased Under
Period                        Purchased                              (or Unit)      or Programs (1)     the Plans or Programs
--------------------------    -------------------------------------  -----------    ----------------    ---------------------
October        1-31, 2004     Class A Common Stock   130
                              Class B Common Stock   369
                              Preferred Stock        389
                                                     ---
                                       TOTAL         888 shares         $100.00           N/A                  N/A

November       1-30, 2004     Class A Common Stock    20
                              Class B Common Stock   134
                              Preferred Stock        134
                                                     ---
                                       Total         288 shares         $100.00           N/A                  N/A

December       1-31, 2004     Class A Common Stock    80
                              Class B Common Stock   254
                              Preferred Stock        285.50
                                                     ------
                                       Total         619.50 shares      $100.00           N/A                  N/A
                             --------------------------------------  ----------     ---------------     --------------------
         Total                                     1,795.50 shares      $100.00           N/A                  N/A
                             ======================================  ==========     ===============     ====================

     (1) We do not have any publicly announced repurchase programs. These shares were repurchased when ownership exceeded desired levels or upon the retirement of Member-Dealers from our buying group.

ITEM 6. SELECTED FINANCIAL DATA

     The following table provides selected financial information for the five years ended December 31, 2004, derived from financial statements that have been examined by independent public accountants. The table should be read in conjunction with "Management's Discussion and Analysis" below and the financial statements and the notes thereto included in Item 8.


                                                                YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------------
                                       2004              2003              2002            2001              2000
                                   --------------   --------------   --------------   --------------   --------------
  OPERATING INCOME DATA:

  Net Sales                        $  198,327,611   $  189,068,660   $  186,449,447   $  178,503,543   $  168,108,099

  Total Revenue                       203,618,053      194,093,467      190,989,139      182,617,439      171,826,695


  Total Expenses                      201,876,049      192,765,454      190,005,803      182,006,236      170,655,442

  Net Earnings                          1,120,628          851,077          614,096          389,075          749,664

  Preferred Stock
     Dividends Paid                       572,724          524,193          491,484          635,737          585,925

  Net Earnings (Loss)
     Applicable to Common
     Stockholders                         547,904          326,884          122,612         (246,662)         163,739

  Net Earnings (Loss) Per
     Share of Class A and
     Class B Common Stock                    5.52             3.51             1.39            (3.03)            2.20

  Total Comprehensive
     Earnings (Loss)               $      555,035   $      351,315   $       75,486   $     (292,937)  $      118,924




                                                                YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------------------
                                       2004              2003              2002            2001             2000
                                   --------------   --------------   --------------   --------------   -------------
  BALANCE SHEET DATA:

  Current Assets                   $   35,065,189    $  33,559,671   $   30,776,898   $   31,814,422   $  27,290,088

  Property
    (Net of  Accumulated
     Depreciation)                     15,033,352       15,106,190       15,902,215       16,776,391      13,204,168

  Other Assets                            320,741          432,282          436,638          698,012         753,462
                                   --------------    -------------   --------------   --------------   --------------
  Total Assets                     $   50,419,282    $  49,098,143   $   47,115,751    $  49,288,825   $  41,247,718
                                   ==============    =============   ==============    =============   =============


  Current Liabilities              $   22,501,930    $  22,646,478   $   22,183,037    $  25,055,255   $  18,137,338

  Noncurrent Liabilities                1,130,915          998,391        1,301,712        1,647,733       1,716,416

  Stockholders' Equity                 26,786,437       25,453,274       23,631,002       22,585,837      21,393,964
                                   --------------    -------------   --------------   --------------   -------------
  Total Liabilities and
    Stockholders' Equity           $   50,419,282    $  49,098,143   $   47,115,751   $   49,288,825   $  41,247,718
                                   ==============    =============   ==============   ==============   ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 2004, Handy Hardware continued to accomplish several goals, which resulted in a year of significant sales increases. The Company has been widening its offering of products in order to give Member-Dealers more variety in what they can offer to their customers. The Company also is looking into expanding its presence geographically. As a result of a strong, but competitive economy in 2004, the Company had a net sales increase and plans to increase the number of Member-Dealers to continue the growth of net sales. The most important factor in Handy's 2004 financial results was a net sales increase of over $9,200,000 in 2004.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     NET SALES. With an economic recovery underway, the Company's net sales growth continued throughout 2004. Net sales in 2004 increased 4.9% ($9,258,951) over 2003 net sales, compared to a 1.4% growth rate ($2,619,213) of net sales in 2003 over 2002 levels. Net sales growth during 2004 was mainly attributable to marketing initiatives to help Member-Dealers maintain their competitiveness in their selling territories, as well as strong increases in regular sales and sales generated from our spring and fall trade show. The sales increased in spite of a slight decrease in the number of Member-Dealers for the past three years primarily because in 2003 the Company began to focus on increasing sales per Member-Dealer, in part by tightening its membership standards. No single Member-Dealer represents more than 2.1% of our net sales.

     Although the Company's annual sales growth has been relatively steady for the past three years, sales growth varies from territory to territory in any given period. During 2004, sales in eleven of our twelve selling territories were more robust than in the same period in 2003. Texas territories represent approximately 62% of net sales and showed increases in net sales in all territories other than North Houston. On a Company-wide basis, however, the growth in the Oklahoma, Alabama, Mississippi, and Arkansas territories in 2004 more than made up for the slight decrease in the North Houston territory.

     NET MATERIAL COSTS AND REBATES. Net material costs during 2004 were $175,055,042, compared to $168,166,289 in 2003 and $166,330,582 in 2002. Net
material costs for 2004 increased 4.1% over the level of those costs in 2003, compared to an increase in net material costs in 2003 of 1.1% over 2002 levels. For 2004, the percentage increase in net material costs (4.1%) remained lower than the percentage increase in net sales (4.9%), as was the case with the percentage increase in net material costs during 2003 (1.1%) compared to the percentage increase in net sales during 2003 (1.4%) from 2002 levels. Net material costs as a percentage of net sales have remained fairly constant: 88.3% of net sales in 2004, 89.9% of 2003 net sales and 89.2% of 2002 net sales. The factors primarily responsible for the decrease in net material costs as a percentage of net sales for 2004 was an increase in factory rebates, as well as an increase in imported products, which have a lower per unit cost.

     PAYROLL COSTS. Payroll costs during 2004 increased $561,067 (5.4%) over 2003 levels, compared to an increase in payroll costs during 2003 of $409,129 (4.1%) over 2002 levels. The 2004 increase was primarily due to salary increases needed to attract or retain high-quality employees. Payroll costs as a percentage of each of total expenses and net sales remained fairly constant for 2004, 2003 and 2002.

     OTHER OPERATING COSTS. In 2004, other operating costs increased $1,657,069 (11.7%) from 2003 levels compared to a substantially lower increase in 2003 of $591,183 (4.3%) from 2002 levels. The more significant increase in 2004 can be attributed primarily to a larger increase in warehouse and delivery expenses, most significantly an increase in fuel costs of $533,570, and an increase in the cost of rental equipment of $231,361. In addition, insurance costs increased approximately $282,940. These three expenses accounted for 63% of the total increase.

NET EARNINGS

     While net sales for 2004 increased $9,258,951 (4.9%) over net sales for 2003, net material costs for 2004 grew by $6,888,753 (4.1%) over 2003 levels, causing gross margin for 2004 to increase by $2,370,198 (11.3%), as compared to the increase in gross margin for 2003 of $783,506 (3.9%). In addition, sundry income for 2004 increased $265,635 (5.3%) over 2003 levels. During 2004, however, a rise in payroll costs and an increase in other operating costs partially offset the increase in gross margin and sundry income, with the result that net earnings before taxes for 2004 increased $413,991 over net earning for 2003. After-tax net earnings, combined with dividends on preferred stock and other comprehensive earnings, resulted in total comprehensive earnings of $555,035 in 2004, compared to a total comprehensive earnings of $351,315 in 2003, a difference of $203,720.

     Net earnings per share for 2004 increased 57.3% from $3.51 in 2003 to $5.52 in 2004. The increase is primarily due to net earnings in 2004 being approximately 31.7% higher than net earnings in 2003, partially offset by a $48,531 increase in dividends paid in 2004 over 2003 levels. In 2004, net earnings exceeded dividends by $547,904 (48.9%), resulting in net earnings applicable to the common shareholders. By comparison, in 2003 net earnings exceeded dividends by $326,884 (38.4%).

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

     In 2004, Handy Hardware maintained its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse facilities, delivery equipment and computer software and hardware to better meet the needs of its Member-Dealers. However, net cash provided by the Company's operating activities may vary substantially from year to year. These variations result from (i) the state of the regional economy in the Company's selling territories, (ii) payment terms the Company offers to its Member-Dealers for merchandise, (iii) payment terms available to the Company from its suppliers, and (iv) the timing of promotional activities such as the Company's fall trade show.

     During 2004 there was an increase of $322,383 in the Company's cash and cash equivalents. The Company used $1,157,127 of cash flow for operating activities, compared to cash flow used for operating activities in 2003 of $3,018,459 and cash flow provided by operating activities in 2002 of $2,550,654. The operating cash outflow in 2004 was principally attributable to a significant increase in inventory and a sizeable decrease in accounts payable. These negative influences on cash flow were only partially offset by the positive effects on cash flow from an increase in net earnings and other comprehensive earnings and depreciation.

     In 2004, net earnings and other comprehensive earnings combined were $252,251 more than the combined total in 2003 (2004 - $1,127,759 vs. 2003 -
$875,508). This 28.8% increase was mainly attributable to an 11.3% increase in gross margin and a 5.3% increase in sundry income.

     In 2004, inventory increased $1,769,437 compared to an increase of $2,523,184 in 2003. In 2003, management implemented a strategy to increase the breadth and depth of inventory to better meet the needs of our Member-Dealers, which strategy was continued in 2004, to a lesser extent. The Company ended both 2004 and 2003 with in excess of 42,000 stockkeeping units.

     Accounts receivable in 2004 decreased by $644,688 as compared to an increase of $519,425 in 2003, a net change of $1,164,113. The decrease in accounts receivable levels during the last year is attributable to variances in extended payment terms offered to Member-Dealers at the fall trade show.

     Accounts payable decreased $2,211,924 during 2004 compared to a decrease of $894,900 in 2003. This disparity when comparing these two periods is primarily attributable to variances in extended payment terms offered by vendors.

     In 2004, accrued expenses payable decreased $199,436 as compared to a decrease of $1,121,652 in 2003. The significant decline in 2003 can be attributed to 2002 property tax of $925,140 which was not paid until January 2003.

     Net cash provided by financing activities was $2,526,728 in 2004, as compared to $3,070,384 in 2003 and to net cash used for financing activities of $2,131,535 in 2002. The decrease in 2004 from 2003 was principally attributable to increased purchases of Company stock from former Member-Dealers.

     The Company's continuing ability to generate cash to fund its activities is highlighted by three key liquidity measures -- working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                                                 DECEMBER 31,
                                            -------------------------------------------------
                                                 2004              2003             2002
                                            --------------   --------------    --------------
  Working Capital                           $   12,563,259   $   10,913,193    $    8,593,861

  Current Ratio                                  1.56 to 1        1.48 to 1         1.39 to 1

  Long-Term Debt as Percentage of                     4.2%             3.9%              5.5%
     Capitalization

     In 2005, the Company expects to further expand its existing customer base in its non-core selling territories by increasing its efforts to sell its program to new Member-Dealers. The Company will finance this expansion with anticipated growth in revenues from sales to the new Member-Dealers in these selling territories and with receipts from sales of stock to new and current Member-Dealers. The Company expects that expansion in these selling territories will have a beneficial effect on its ability to generate cash to meet its funding needs.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

     Our contractual obligations for the next five years and thereafter are as follows:

                                                                 Year Ended December 31,
                             ---------------------------------------------------------------------------------------------------
                                 2005         2006           2007           2008           2009        Thereafter       Total
                             -----------   -----------    -----------    -----------    -----------    -----------   -----------
  CONTRACTUAL
    OBLIGATION: (1)

  Non-cancelable
   Operating Leases          $ 1,194,823   $   990,263    $   831,838    $   717,377    $   518,899    $   290,269   $ 4,543,469

  Credit Facility
    which expires in
    April 2006 (1)                    (2)           (2)            --             --             --             --            --

  Notes Payable -                 51,060        30,681        150,440         17,500        120,520            -0-       370,201
    Stock

  Notes Payable -
   Vendor
   Consignment                       -0-           -0-            -0-            -0-            -0-        221,203       221,203

  Non-cancelable
   Capital Leases                  9,780           -0-            -0-            -0-            -0-            -0-         9,780
                             -----------   -----------    -----------    -----------    -----------    -----------   -----------
                             $ 1,255,663   $ 1,020,944    $   982,278    $   734,877    $   639,419    $   511,472   $ 5,144,653
                             ===========   ===========    ===========    ===========    ===========    ===========   ===========

  ---------------------

     1. Excludes any obligation to repurchase shares which is discussed above in
Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and below in Note 3 to the Financial Statements.

     2. There was $5,000,000 outstanding on the Company's credit facility at December 31, 2004 and $3,590,000 outstanding on March 22, 2005. The amounts outstanding under the credit facility fluctuate on a daily basis.

CAPITAL RESOURCES

     Over the past five years, the Company's investments in plant and equipment have amounted to more than $10.3 million and have provided the Company with the capacity for growth to meet Member-Dealers' increasing demand for merchandise and expanded services. Management intends to continue to invest prudently at levels commensurate with the anticipated market expansion and needs of current Member-Dealers.

     During 2004, the Company invested $1,080,649 in plant and equipment, with $860,603 (79.6%) used to purchase warehouse equipment. The remainder was used to upgrade the Company's auto fleet ($161,208), to upgrade computer equipment and purchase order entry terminals ($38,035), to remodel and upgrade the Company's building facility ($15,151) and to purchase office furniture and equipment ($5,652).

     In April 2004, JPMorgan Chase Bank amended the Company's existing unsecured $10,000,000 revolving line of credit to extend the maturity date to April 2006. This line is used from time to time for working capital and other financing needs of the Company. At December 31, 2004, there was $5,000,000 outstanding under the line of credit.

     The Company has budgeted approximately $545,000 for 2005 capital expenditures. Of this amount, the Company will use approximately $250,000 to upgrade the Company's computer system, $120,000 to improve the Company's fleet of automobiles, $125,000 to upgrade the Company's office equipment and $50,000 to purchase warehouse equipment.

     The Company's cash position of $1,389,062 at December 31, 2004 is anticipated to be sufficient to fund budgeted 2005 capital expenditures. The Company may, however, utilize some third party financing, including the Company's existing credit sources, to increase inventory throughout the year to meet Member-Dealer needs.

OFF-BALANCE SHEET ARRANGEMENTS

     As of December 31, 2004, the Company did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's Credit Agreement with JPMorgan Chase Bank provides for a fluctuating interest rate of prime rate minus one and three-quarter percent (1.75%) or the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%), at the Company's election. The interest rate in effect as of December 31, 2004 was 3.5% and the weighted average interest rate in effect during 2004 was 2.61%. Based on the December 31, 2004 outstanding balance of $5,000,000 under the line of credit, if the interest rate on the line of credit increased by an average of one percent (1%) over the December 31, 2004 rate, the Company's interest expense for the next twelve months would increase by approximately $50,000. The Company does not own, nor have an interest in, any other market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Handy Hardware Wholesale, Inc.
Houston, Texas


     We have audited the accompanying balance sheets of Handy Hardware Wholesale, Inc., as of December 31, 2004 and 2003, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


                                           /s/ CLYDE D. THOMAS & COMPANY, P.C.
                                          ------------------------------------
                                          CLYDE D. THOMAS & COMPANY, P. C.
                                          Certified Public Accountants

February 17, 2005
Pasadena, Texas


                                                HANDY HARDWARE WHOLESALE, INC.
                                                        BALANCE SHEETS


                                                                                                 DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                          2004                   2003
                                                                                    ----------------        ---------------
                                      ASSETS
                                      ------

CURRENT ASSETS
--------------
   Cash                                                                             $      1,389,062        $     1,066,679
   Accounts receivable - trade, net of subscriptions receivable and
    allowance for doubtful accounts                                                       10,929,138             11,573,826
   Inventory                                                                              22,321,802             20,552,365
   Note receivable                                                                               953                  9,099
   Prepaid expenses                                                                          105,644                100,754
   Prepaid income tax                                                                        238,431                183,205
   Deferred compensation funded                                                               80,159                 73,743
                                                                                    ----------------        ----------------
Total Current Assets                                                                      35,065,189             33,559,671
                                                                                    ----------------        ---------------
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   At cost, less accumulated depreciation of
      $7,682,646 (2004) and $7,508,201 (2003)                                             15,033,352             15,106,190
                                                                                    ----------------        ---------------
OTHER ASSETS
------------
   Notes receivable                                                                          221,492                244,002
   Deferred compensation funded                                                               80,159                147,485
   Prepaid expenses                                                                            3,622                 31,814
   Intangible asset, less accumulated amortization of
      $1,676 (2004) and $724 (2003)                                                           15,468                  8,981
                                                                                    ----------------        ---------------
                                                                                             320,741                432,282
                                                                                    ----------------        ---------------
          TOTAL ASSETS                                                              $     50,419,282        $    49,098,143
          ------------                                                              ================         ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES
-------------------
   Notes payable - line of credit                                                   $      5,000,000        $     2,430,000
   Notes payable - stock - current portion                                                    51,060                358,200
   Notes payable - capital leases                                                              9,780                 12,244
   Accounts payable - trade                                                               17,107,372             19,319,296
   Accrued expenses payable                                                                  253,559                452,995
   Deferred compensation payable - current                                                    80,159                 73,743
                                                                                    ----------------        ----------------
Total Current Liabilities                                                                 22,501,930             22,646,478
                                                                                    ----------------        ---------------
NONCURRENT LIABILITIES
----------------------
   Notes payable - stock - noncurrent portion                                                319,141                235,820
   Notes payable - capital leases                                                                  -                 22,393
   Notes payable - vendor consignment merchandise                                            221,203                242,759
   Deferred compensation payable                                                              80,159                147,485
   Deferred income taxes payable                                                             510,412                349,934
                                                                                    ----------------        ---------------
                                                                                           1,130,915                998,391
                                                                                    ----------------        ---------------
           Total Liabilities                                                        $     23,632,845        $    23,644,869
                                                                                    ================        ===============


                                                HANDY HARDWARE WHOLESALE, INC.
                                                        BALANCE SHEETS


                                                                                                 DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                          2004                   2003
                                                                                    ----------------        ---------------
STOCKHOLDERS' EQUITY
--------------------

Common stock, Class A, authorized 30,000 shares, $100
   par value per share, issued 10,200 and 10,200 shares                             $     1,020,000         $     1,020,000
Common stock, Class B, authorized 200,000 shares, $100
   par value per share, issued 86,611 and 82,762 shares                                   8,661,100               8,276,200
Common stock, Class B subscribed, 4,867.26 and
   5,174.65 shares                                                                          486,726                 517,465
       Less subscriptions receivable for Class B Common stock                               (33,308)                (32,938)
Preferred stock, 7% cumulative, authorized 200,000 shares,
   $100 par value per share, issued 89,191.25
   and 85,550 shares                                                                      8,919,125               8,555,000
Preferred stock subscribed 4,867.26 and 5,174.65 shares                                     486,726                 517,465
       Less subscriptions receivable for Preferred stock                                    (33,308)                (32,938)
Paid in surplus                                                                             599,930                 508,609
                                                                                    ---------------         ---------------
                                                                                         20,106,991              19,328,863
                                                                                    ---------------         ---------------

Retained earnings exclusive of other comprehensive earnings                               6,679,919               6,132,015
Retained earnings applicable to other comprehensive earnings                                   (473)                 (7,604)
                                                                                    ---------------         ----------------
       Total retained earnings                                                            6,679,446               6,124,411
                                                                                    ---------------         ----------------
           Total Stockholders' Equity                                               $    26,786,437         $    25,453,274
                                                                                    ---------------         ----------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    50,419,282          $    49,098,143
                 ------------------------------------------                         ===============         ===============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                                HANDY HARDWARE WHOLESALE, INC.
                                                    STATEMENTS OF EARNINGS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------------------
                                                                       2004                  2003                  2002
                                                                 ------------------    ------------------    ------------------
REVENUE
-------
    Net sales                                                    $     198,327,611     $     189,068,660     $     186,449,447
    Sundry income                                                        5,290,442             5,024,807             4,539,692
                                                                 -----------------     -----------------     -----------------
          Total Revenue                                                203,618,053           194,093,467           190,989,139
                                                                 -----------------     -----------------     -----------------

EXPENSES
--------
    Net material costs                                                 175,055,042           168,166,289           166,330,582
    Payroll costs                                                       10,863,811            10,302,744             9,893,615
    Other operating costs                                               15,870,166            14,213,097            13,621,914
    Interest expense                                                        87,030                83,324               159,692
                                                                 -----------------     -----------------     -----------------
          Total Expenses                                               201,876,049           192,765,454           190,005,803
                                                                 -----------------     -----------------     -----------------

EARNINGS BEFORE PROVISION FOR FEDERAL
-------------------------------------
    INCOME TAX                                                           1,742,004             1,328,013               983,336
    ----------

PROVISION FOR FEDERAL INCOME TAX                                           621,376               476,936               369,240
--------------------------------                                 -----------------     -----------------     -----------------

NET EARNINGS                                                             1,120,628               851,077               614,096
------------

LESS DIVIDENDS ON PREFERRED STOCK                                          572,724               524,193               491,484
---------------------------------                                -----------------     -----------------     -----------------

NET EARNINGS (LOSS) APPLICABLE
------------------------------
   TO COMMON STOCKHOLDERS                                        $         547,904     $         326,884     $         122,612
   ----------------------                                        =================     =================     =================

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
---------------------------------------------
   CLASS A & CLASS B                                             $            5.52     $            3.51     $            1.39
   -----------------                                             =================     =================     =================

OTHER COMPREHENSIVE EARNINGS (LOSS)
----------------------------------
    Unrealized gain (loss) on securities                                    10,804                37,017               (71,403)
    Provision for federal income tax                                         3,673                12,586                24,277
                                                                 -----------------     -----------------     -----------------
          Other comprehensive earnings (loss) net of tax                     7,131                24,431               (47,126)
                                                                 -----------------     -----------------     -----------------
TOTAL COMPREHENSIVE EARNINGS (LOSS)                              $         555,035     $         351,315     $          75,486
-----------------------------------                              =================     =================     =================


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                                HANDY HARDWARE WHOLESALE, INC.
                                              STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------------------
                                                                       2004                  2003                  2002
                                                                 ------------------    ------------------    ------------------
COMMON STOCK, CLASS A $100 PAR VALUE
------------------------------------
   Balance at January 1,                                         $      1,020,000      $     1,025,000       $     1,051,000
   Stock issued (year 2004 - 730 shares)                                   73,000               63,000                39,000
   Stock canceled (year 2004 - 730 shares)                                (73,000)             (68,000)              (65,000)
                                                                 ----------------      ---------------       ---------------
   Balance at December 31,                                              1,020,000            1,020,000             1,025,000
                                                                 ----------------      ---------------       ---------------

COMMON STOCK, CLASS B, $100 PAR VALUE
-------------------------------------
   Balance at January 1,                                                8,276,200            7,547,500             7,075,300
   Stock issued (year 2004 - 9,403 shares)                                940,300              898,800               846,500
   Stock canceled (year 2004 - 5,554 shares)                             (555,400)            (170,100)             (374,300)
                                                                 ----------------      ---------------       ---------------
   Balance at December 31,                                              8,661,100            8,276,200             7,547,500
                                                                 ----------------      ---------------       ---------------

COMMON STOCK, CLASS B, SUBSCRIBED
---------------------------------
   Balance at January 1,                                                  517,465              509,995               509,362
   Stock subscribed                                                       871,661              877,170               839,233
   Transferred to stock                                                  (902,400)            (869,700)             (838,600)
                                                                 ----------------      ---------------       ---------------
   Balance at December 31,                                                486,726              517,465               509,995
   Less subscription receivable                                           (33,308)             (32,938)              (25,560)
                                                                 ---------------       ---------------       ---------------
        Total                                                             453,418              484,527               484,435
                                                                 ----------------      ---------------       ---------------

PREFERRED STOCK, 7% CUMULATIVE $100 PAR VALUE
---------------------------------------------
   Balance at January 1,                                                8,555,000            7,833,200             7,362,200
   Stock issued (year 2004 - 9,597.25 shares)                             959,725              904,400               858,500
   Stock canceled (year 2004 - 5,956 shares)                             (595,600)            (182,600)             (387,500)
                                                                 ----------------      ---------------       ---------------
   Balance at December 31,                                              8,919,125            8,555,000             7,833,200
                                                                 ----------------      ---------------       ---------------

PREFERRED STOCK, 7% CUMULATIVE SUBSCRIBED
-----------------------------------------
   Balance at January 1,                                                  517,465              509,995               509,362
   Stock subscribed                                                       871,661              877,170               839,233
   Transferred to stock                                                  (902,400)            (869,700)             (838,600)
                                                                 ----------------      ---------------       ---------------
   Balance at December 31,                                                486,726              517,465               509,995
   Less subscription receivable                                           (33,308)             (32,938)              (25,560)
                                                                 ----------------      ---------------       ---------------
        Total                                                             453,418              484,527               484,435
                                                                 ----------------      ---------------       ---------------

PAID IN CAPITAL SURPLUS
-----------------------
   Balance at January 1,                                         $        508,609      $       483,336       $       426,007
   Additions                                                               91,321               25,273                57,329
                                                                 ----------------      ---------------       ---------------
   Balance at December 31,                                       $        599,930      $       508,609       $       483,336
                                                                 ----------------      ---------------       ---------------

TREASURY STOCK, AT COST
-----------------------
   COMMON STOCK, CLASS A, AT COST
   ------------------------------
   Balance at January 1,                                         $              -      $             -       $             -
   Stock reacquired                                                       (73,000)             (68,000)              (65,000)
   Stock canceled                                                          73,000               68,000                65,000
   Stock issued                                                                 -                    -                     -
                                                                 ----------------      ---------------       ---------------
   Balance at December 31,                                       $              -      $             -       $             -
                                                                 ----------------      ===============       ===============

                                                HANDY HARDWARE WHOLESALE, INC.
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           Page 2

                                                                                   YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------------------
                                                                       2004                  2003                  2002
                                                                 ------------------    ------------------    ------------------
   COMMON STOCK, CLASS B, AT COST
   ------------------------------
   Balance at January 1,                                         $              -      $             -       $             -
   Stock reacquired                                                      (555,400)            (170,100)             (374,300)
   Stock canceled                                                         555,400              170,100               374,300
   Stock issued                                                                 -                    -                     -
                                                                 ----------------      ---------------       ---------------
   Balance at December 31,                                                      -                    -                     -
                                                                 ----------------      ---------------       ---------------

   PREFERRED STOCK, 7% CUMULATIVE AT COST
   --------------------------------------
   Balance at January 1,                                                        -                    -                     -
   Stock reacquired                                                      (595,600)            (182,600)             (387,500)
   Stock canceled                                                         595,600              182,600               387,500
   Stock issued                                                                 -                    -                     -
                                                                 ----------------      ---------------       ---------------
   Balance at December 31,                                                      -                    -                     -
                                                                 ----------------      ---------------       ---------------

        TOTAL TREASURY STOCK                                                    -                    -                     -
        --------------------                                     ----------------      ---------------       ---------------

RETAINED EARNINGS
-----------------
   Balance at January 1                                                 6,124,411            5,773,096             5,697,610
   Add:  Net earnings year ending December 31                           1,120,628              851,077               614,096
            Other comprehensive earnings (loss)                             7,131               24,431              (47,126)
   Deduct:  Cash dividends on Preferred Stock                             572,724              524,193               491,484
                                                                 ----------------      ---------------       ---------------
   Balance at December 31,                                              6,679,446            6,124,411             5,773,096
                                                                 ----------------      ---------------       ---------------

TOTAL STOCKHOLDERS' EQUITY                                       $     26,786,437      $    25,453,274       $    23,631,002
--------------------------                                       ================      ===============       ===============


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                                HANDY HARDWARE WHOLESALE, INC.
                                                   STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------------------
                                                                       2004                  2003                  2002
                                                                 ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net earnings and other comprehensive earnings (loss)          $       1,127,759     $        875,508      $        566,970
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
          Amortization                                                         952                  487                   237
          Depreciation                                                   1,140,533            1,181,572             1,319,648
          Deferred income tax                                              160,478               77,097                81,949
          (Gain) Loss on sale of property, plant, and equipment            (29,934)             (13,351)              (18,830)
          Unrealized loss, decrease, gain (increase) in fair
              market value of securities                                   (10,804)             (37,017)               71,403
           Deferred compensation funded                                     73,732               60,134                60,000
   Changes in assets and liabilities:
      (Increase) Decrease in accounts receivable                           644,688             (519,425)              694,206
      (Increase) Decrease in notes receivable                               30,656               (4,089)               86,080
      (Increase) Decrease in inventory                                  (1,769,437)          (2,523,184)              178,509
      (Increase) Decrease in prepaid expenses                              (31,924)             (75,593)              200,940
      Increase (Decrease) in note payable for vendor
          consignment merchandise                                          (21,556)              (4,704)              (86,694)
      Increase (Decrease) in accounts payable                           (2,211,924)            (894,900)             (820,058)
      Increase (Decrease) in accrued expenses payable                     (199,436)          (1,121,652)              344,553
      Increase (Decrease) in deferred
         compensation payable                                              (60,910)             (19,342)             (128,259)
                                                                 -----------------     ----------------      ----------------
           Net Cash Provided by (Used for) Operating Activities         (1,157,127)          (3,018,459)            2,550,654
                                                                 -----------------     ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital expenditures for property, plant, and equipment              (1,080,649)            (395,995)             (460,891)
   Expenditure for intangible asset                                         (7,438)              (3,600)               (6,105)
   Sale of property, plant and equipment                                    42,888               23,800                34,250
   Reinvested dividends, interest, and capital gains                        (2,019)              (3,775)               (3,145)
                                                                 -----------------     ----------------      ----------------
          Net Cash Provided by (Used for) Investing Activities          (1,047,218)            (379,570)             (435,891)
                                                                 -----------------     ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Note Payable - line of credit borrowings                             64,950,000           53,150,000            76,315,000
   Note Payable - line of credit repayments                            (62,380,000)         (50,720,000)          (79,015,000)
   Increase (Decrease) in notes payable - lease                            (24,857)                 401               (27,370)
   Increase (Decrease) in notes payable - stock                           (223,819)            (306,780)              117,640
   (Increase) Decrease in subscription receivable                             (740)             (14,756)               (6,116)
   Proceeds from issuance of stock                                       2,002,868            1,906,412             1,802,595
   Purchase of treasury stock                                           (1,224,000)            (420,700)             (826,800)
   Dividends paid                                                         (572,724)            (524,193)             (491,484)
                                                                 -----------------     ----------------      ----------------
          Net Cash Provided by (Used for) Financing Activities           2,526,728            3,070,384            (2,131,535)
                                                                 -----------------     ----------------      ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       322,383            (327,645)               (16,772)
---------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           1,066,679            1,394,324             1,411,096
----------------------------------------------                   -----------------     ----------------      ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $       1,389,062     $      1,066,679      $      1,394,324
----------------------------------------                         =================     ================      ================

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
   Interest expense paid                                         $          87,030     $         83,324      $        159,692
   Income tax payments                                                     519,797              480,174               176,572


See accompanying summary of accounting policies and notes to financial statements.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

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

     CASH
          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains a checking account which, at times, exceeds the FDIC coverage of $100,000 normally extended to such accounts. At December 31, 2004, the balance of this account amounted to $1,387,497.

     ACCOUNTS RECEIVABLE
          Generally accepted accounting principles require that financial statements show the amount of the allowance for doubtful accounts and subscription receivable as a reduction of receivables. Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts in the following amounts.

                                                                 December 31
                                                      -----------------------------------
                                                           2004                 2003
                                                      ---------------       -------------
              Subscriptions receivable                $     66,617          $   65,876
              Allowance for doubtful accounts               41,570              41,570

          This allowance is estimated based on historical experience. The specific write-off method is required for income tax purposes, with the difference shown as an adjustment on the Federal income tax return. Interest is applied to past due balances of more than 15 days.

     INVENTORIES
          Inventories are valued at the lower of cost or market method, determined by the first in, first out method.

          On August 28, 2003, the Company entered into a Security Agreement with Frigidaire Financial Corporation for inventory acquired from Electrolux Home Products North America. Inventory subject to this agreement at December 31, 2004, was $121,011.

     PROPERTY, PLANT, AND EQUIPMENT
          Property, plant, and equipment are carried at cost. Depreciation of property accounts for financial statement presentation is based on estimated useful lives and methods as follows:

                                                                             Life                 Method of
                                      Asset                                In Years              Depreciation
              -------------------------------------------------------     -----------      -------------------------
              Building                                                      30-39          Straight Line
              Furniture and warehouse equipment including
                 computer and data processing equipment                      3-7           Straight Line/MACRS
              Transportation equipment                                       3-5           Straight Line

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------

     Property, plant and equipment consists of:

                                                                                    December 31,
                                                                       ---------------------------------------
                                                                              2004                   2003
                                                                       ----------------       ----------------
              Land                                                     $      3,207,866        $     3,207,866
              Buildings & improvements                                       15,467,169             15,490,838
              Furniture, computer, warehouse equipment                        3,481,948              3,388,830
              Transportation equipment                                          559,015                526,857
                                                                        ---------------        ---------------
                                                                        $    22,715,998        $    22,614,391
              Less:  Accumulated depreciation                                 7,682,646              7,508,201
                                                                        ---------------        ---------------
                                                                        $    15,033,352        $    15,106,190
                                                                        ===============        ===============

     Depreciation expense for the year ended December 31, 2004, amounted to $1,140,533 compared with $1,181,572 for the year ended December 31, 2003. Depreciation expense is included in other operating costs.

Changes in property, plant, and equipment for the year ended December 31, 2004, are shown in the following schedule:

                                             Balance          Additions                            Other           Balance
                                            1-1-2004           At Cost          Retirements       Changes         12-31-2004
                                           -----------       ----------         -----------     -------------    --------------
  Land                                     $ 3,207,866       $        -         $        -      $           -    $   3,207,866
  Buildings and improvements                15,490,838           15,151             38,820                  -       15,467,169
  Furniture, computers and
     warehouse equipment                     3,388,830          904,291            811,173                  -         3,481,948
  Transportation equipment                     526,857          161,207            129,049                  -           559,015
                                           -----------       ----------         ----------      -------------    --------------
                                           $22,614,391       $1,080,649         $  979,042      $           -    $   22,715,998
                                           ===========       ===========         ==========     =============    ==============

Changes in property, plant, and equipment for the year ended December 31, 2003, are shown in the following schedule:

                                             Balance          Additions                            Other           Balance
                                            1-1-2003           At Cost          Retirements       Changes         12-31-2003
                                           -----------       ----------         -----------     -------------    --------------
  Land                                     $ 3,207,866       $        -         $        -      $           -    $   3,207,866
  Buildings and improvements                15,478,032           12,806                  -                  -       15,490,838
  Furniture, computers and
     warehouse equipment                     3,715,818          260,859            587,847                  -        3,388,830
  Transportation equipment                     507,161          122,330            102,634                  -          526,857
                                           -----------       ----------         ----------      -------------    --------------
                                           $22,908,877       $  395,995         $  690,481      $           -    $  22,614,391
                                           ===========       ===========        ==========      ==============   ==============

Changes in property, plant, and equipment for the year ended December 31, 2002, are shown in the following schedule:

                                             Balance          Additions                            Other           Balance
                                            1-1-2002           At Cost          Retirements       Changes         12-31-2002
                                           -----------       ----------         -----------     -------------    --------------
  Land                                     $ 3,207,866       $        -         $         -     $           -    $    3,207,866
  Buildings and improvements                15,452,276           37,957              12,201                 -        15,478,032
  Furniture, computers and
     warehouse equipment                     3,698,071          333,967             316,220                 -         3,715,818
  Transportation equipment                     506,524           88,967              88,330                 -           507,161
                                           -----------       ----------         -----------      ------------    --------------
                                           $22,864,737     $    460,891         $   416,751      $          -    $   22,908,877
                                           ===========       ===========        ===========      ============    ==============

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
----------------------------------------

Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 2004, are shown in the following schedule:

                                             Balance          Additions                            Other           Balance
                                            1-1-2004           At Cost          Retirements       Changes         12-31-2004
                                           -----------       ----------         -----------     -------------    --------------
  Land                                     $         -       $        -         $         -     $           -    $            -
  Buildings and improvements                 4,513,608          547,012              38,820                 -         5,021,800
  Furniture, computers and
     warehouse equipment                     2,621,039          444,372             809,517                 -         2,255,894
  Transportation equipment                     373,554          149,149             117,751                 -           404,952
                                           -----------       ----------         -----------      ------------    --------------
                                           $ 7,508,201       $1,140,533         $   966,088      $          -    $    7,682,646
                                           ===========       ==========         ===========      ============    ==============

Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 2003, are shown in the following schedule:

                                             Balance          Additions                            Other           Balance
                                            1-1-2003           At Cost          Retirements       Changes         12-31-2003
                                           -----------       ----------         -----------     -------------    --------------
  Land                                     $         -       $        -         $         -     $           -    $            -
  Buildings and improvements                 3,928,746          584,862                   -                 -         4,513,608
  Furniture, computers and
     warehouse equipment                     2,757,342          451,544             587,847                 -         2,621,039
  Transportation equipment                     320,574          145,166              92,186                 -           373,554
                                           -----------       ----------         -----------      ------------    --------------
                                           $ 7,006,662       $1,181,572         $   680,033      $          -    $    7,508,201
                                           ===========       ==========         ===========      ============    ==============

Changes in accumulated depreciation for property, plant, and equipment for the year ended December 31, 2002, are shown in the following schedule:

                                             Balance          Additions                            Other           Balance
                                            1-1-2002           At Cost          Retirements       Changes         12-31-2001
                                           -----------       ----------         -----------     -------------    --------------
  Land                                     $         -       $        -         $         -     $           -    $            -
  Buildings and improvements                 3,309,391          631,556              12,201                 -         3,928,746
  Furniture, computers and
     warehouse equipment                     2,528,656          544,906             316,220                 -         2,757,342
  Transportation equipment                     250,299          143,186              72,911                 -           320,574
                                           -----------       ----------         -----------      ------------    --------------
                                           $ 6,088,346       $1,319,648         $   401,332      $          -    $    7,006,662
                                           ===========       ==========         ===========      ============    ==============

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
---------------------------------------

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

                                          Annual             Tax Depreciation            Total
                                     Tax Depreciation       (Over) Under Book         Accumulation
                                    Over (Under) Book        Depreciation For        Tax Over Book
                      Year             Depreciation           Deleted Assets          Depreciation
                      ----             ------------           --------------          ------------
                    12-31-02             157,844                  40,587               1,540,784
                    12-31-03             178,241                  14,706               1,733,731
                    12-31-04             429,417                   5,949               2,169,097

     2.   Deferred compensation is accrued as follows:

                    Balance, December 31, 2003                             $ 221,228
                    Decrease for year ended December 31, 2004                 60,910
                                                                           ---------
                    Balance, December 31, 2004                             $ 160,318
                                                                           =========

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

                                                                          December 31,
                                                              --------------------------------------
                                                                   2004                  2003
                                                              ----------------     -----------------

                    Book inventory                            $     22,321,802     $      20,552,365
                    Adjustment for 263A uniform
                        capitalization costs                           476,581               435,814
                                                              ----------------     -----------------
                    Inventory for tax return                  $     22,798,383     $      20,988,179
                                                              ================     =================

     The Company accounts for any tax credits as a reduction of income tax expense in the year in which such credits arise.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 1 - ACCOUNTING POLICIES (CONTINUED)
----------------------------------------

     NET EARNINGS PER SHARE OF COMMON STOCK

          Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to stock issued, stock subscribed, dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

                                                                                 Years ended December 31,
                                                               ----------------- --- ----------------- --- -----------------
                                                                     2004                  2003                  2002
                                                               -----------------     -----------------     -----------------
          Net earnings                                         $      1,120,628      $         851,077     $         614,096
           Less:  Dividends on preferred stock                          572,724                524,193               491,484
                                                               ----------------      -----------------     -----------------
           Net earnings (loss) applicable to
             common stockholders                               $        547,904      $         326,884     $         122,612
           Weighted average shares of common
             stock (Class A and Class B outstanding)                     99,248                 93,239                88,223
           Net earnings (loss) per share of
             common stock                                      $           5.52      $            3.51     $            1.39

     PREFERRED STOCK DIVIDENDS

          Cash dividends paid on the Company's outstanding preferred stock (par value $100 per share) were 7% for 2004, 7% for 2003, and 7% for 2002, pro-rated for the portion of a twelve-month period (ending January 31) during which the preferred stock was held. The weighted average number of preferred shares outstanding during each 12 month period was used to calculate the per share cash dividends on preferred stock as reflected below. Cash dividends have never been paid and are not anticipated to be paid in the future on either class of the Company's outstanding common stock.

                                SCHEDULE OF PREFERRED STOCK DIVIDENDS

                        During the
                        Year Ended            Weighted Average            Per
                        December 31          Shares Outstanding          Share
                        -----------          ------------------          -----
                           2004                    91,740                $6.24
                           2003                    85,918                $6.10
                           2002                    80,761                $6.09

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

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

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

          Notes receivable are classified as follows:

                                                               December 31,
                                                   --------------------------------
                                                        2004               2003
                                                   -------------      -------------
                         Current                   $        953       $       9,099
                         Noncurrent                     221,492             244,002
                                                   ------------       -------------
                                  Total            $    222,445       $     253,101
                                                   ============       =============

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

     Notes payable - stock are classified as follows:

                                                               December 31,
                                                   --------------------------------
                                                        2004               2003
                                                   -------------      -------------
                         Current                   $     51,060       $    358,200
                         Noncurrent                     319,141            235,820
                                                   ------------       ------------
                                  Total            $    370,201       $    594,020
                                                   ============       ============

     Principal payments applicable to the next five years are as follows:

                                                               December 31,
                                                   --------------------------------
                                                         2004               2003
                                                   -------------      -------------
                         2004                      $           -      $     358,200
                         2005                             51,060             41,280
                         2006                             30,681             26,600
                         2007                            150,440            150,440
                         2008                             17,500             17,500
                         2009                            120,520                  -
                                                   -------------      -------------
                         Total                     $     370,201      $     594,020
                                                   =============      =============

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 4- INCOME TAXES
--------------------

     The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statements and income tax purposes.

     The major categories of deferred income tax provisions are as follows (based on FASB 109):

                                                                                 Years ended December 31,
                                                               ----------------- --- ----------------- --- -----------------
                                                                     2004                  2003                  2002
                                                               -----------------     -----------------     -----------------
       Excess of tax over book depreciation                    $      2,169,097      $       1,733,731     $       1,540,784
       Allowance for doubtful accounts                                  (41,570)               (41,570)              (48,714)
       Inventory - ending inventory adjustment
         for tax recognition of sec. 263A
               uniform capitalization costs                            (476,581)              (435,814)             (400,500)
       Deferred compensation                                           (149,734)              (227,128)             (289,107)
                                                               ----------------      -----------------     -----------------
                Total                                                 1,501,212              1,029,219               802,463
                Statutory tax rate                                          34%                    34%                   34%
                                                               ----------------      -----------------     -----------------
       Cumulative deferred income tax payable                  $        510,412      $         349,934     $         272,837
                                                               ================      =================     =================
       Classified as:
            Current liability                                  $              -      $               -     $                -
            Noncurrent liability                                        510,412                349,934                272,837
                                                               ----------------      -----------------     ------------------
                                                               $        510,412      $         349,934     $          272,837
                                                               ================      =================     ==================

     Reconciliation of income taxes on difference between tax and financial accounting is as follows:

                                                                                     Years ended December 31,
                                                                   ----------------- --- ----------------- --- -----------------
                                                                         2004                  2003                  2002
                                                                   -----------------     -----------------     -----------------
Principal components of income tax expense
Federal
     Current
         Income tax paid                                           $         519,797     $         480,174     $         176,572
         Carryover of prepayment from prior year                             183,205               115,456               201,897
         Current income tax payable                                                -                     -                     -
                                                                   -----------------     -----------------     -----------------
                                                                   $         703,002     $         595,630     $         378,469

        Less carryover to subsequent year                                   (238,431)             (183,205)             (115,456)
                                                                   -----------------     -----------------     -----------------
         Income tax for tax reporting at statutory rate of 34%     $         464,571     $         412,425     $         263,013
     Deferred
         Adjustments for financial reporting:
                  Depreciation                                               148,205                65,602                67,467
                  263A uniform capitalization costs                         (13,861)               (12,007)               (6,674)
                  Other                                                       26,134                23,502                21,157
                                                                   -----------------     -----------------     -----------------
     Provision for federal income tax (U.S.)                       $         625,049     $         489,522     $          344,963
                                                                   =================     =================     ==================

     The Company is not exempt from income tax except for municipal bond interest earned in an amount of $993.

     The Company is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 5 - LEASES
---------------

     OPERATING LEASES

          The Company leases certain trucks and trailers under long-term operating lease agreements. Leases expire in each of the years between 2005 and 2012.

          The following is a schedule of future minimum lease payments for operating leases as of December 31, 2004 and 2003 for the subsequent five years:

                                                                    Years ended
                                                                    December 31,
                                                      -----------------------------------------
                                                            2004                    2003
                                                      ------------------      -----------------
                                 2004                 $               -              1,035,888
                                 2005                         1,194,823                943,271
                                 2006                           990,263                744,595
                                 2007                           831,838                646,648
                                 2008                           717,377                487,086
                                 2009                           518,899                      -
                                 Thereafter                     290,269                399,838

         CAPITAL LEASES

               The Company leases equipment as a capital lease. The following is an analysis of the leased property under capital leases by major class:

                                                                    Years ended
                                                                    December 31,
                                                      -----------------------------------------
                                                            2004                   2003
                                                      ------------------     ------------------
             Class of Property
             Furniture, computers,
                  and warehouse equipment             $          51,834      $         51,834
             Less:  Accumulated depreciation                     39,491                 31,262
                                                      -----------------      -----------------
                                                      $          12,343      $          20,572
                                                      =================      =================

               The following is a schedule by year of future minimum lease payments for capital leases:

                                                                    Years ended
                                                                    December 31,
                                                      -----------------------------------------
                                                            2004                   2003
                                                      ------------------     ------------------
                                 2004                 $               -                 12,244
                                 2005                             9,780                 12,244
                                 2006                                 -                  6,545
                                 2007                                 -                  2,464
                                 2008                                 -                  1,140
                                 2009                                 -                      -
                                                      -----------------      -----------------
                                      Total           $           9,780      $          34,637
                                                      =================      =================

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 5 - LEASES (CONTINUED)
---------------------------

               The lease payments at year-end 2004 are reflected in the Balance Sheet as current obligations under capital leases of $9,780. The estimated interest rates range from 4.0% to 9.0%. Amortization of leased property is included in depreciation expense.

     RENTAL EXPENSES

          Rental expenses for the preceding three years are:

                    2004                    $ 2,034,970
                    2003                    $ 1,622,216
                    2002                    $ 1,613,719


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     None.

     The Company is owned entirely by its Member-Dealers and former Member-Dealers. No shareholder is the beneficial owner of more than five percent of any class of the Company's voting securities. Substantially all sales are made to the Member-Dealers (Owners) of the Company.

NOTE 7 - RETIREMENT PLAN - HANDY HARDWARE WHOLESALE,  INC. 401(K) PROFIT SHARING
--------------------------------------------------------------------------------
PLAN
----

     During 1997, the Company transferred the former Profit Sharing and Savings Plan to a 401(K)Profit Sharing Plan to help employees achieve financial security during their retirement years. Employees are eligible to participate in the plan if they have attained age 21 and have completed one year of service with the Company. The Plan includes a 401(K) arrangement to allow employees to contribute to the Plan a portion of their compensation, known as elective deferrals. Each year, the Company will make matching contributions in the percentage determined by the Board of Directors at its discretion. The Board of Directors may choose not to make matching contributions to the Plan for a particular year. During 2004, the employees could contribute up to 6% of their gross annual compensation with 50% of such contribution matched by the Company. In addition, the employees could contribute an additional 9% with no Company matching contribution. Employees are 100% vested at all times for elective deferrals in the Plan. The Plan permits the Company to contribute a discretionary amount for a plan year designated as qualified nonelective contributions. Company qualified nonelective contributions are allocated to employees in the same proportion that the number of points per employee bears to the total points of all participants. Employees receive one point for each $200 of compensation and five points for each year of service. Employees' interests in the value of the contributions made to their account first partially vest after two years of service at 20% and continue to vest an additional 20% each year until fully vested after six years of service. Participating employees who reach age 65 are fully vested without regard to their number of years of service. Benefits are paid to eligible employees under the plan in lump sum upon retirement, or at the direction of the employee, pursuant to the terms of an annuity plan selected by the employee. The amount of cost recognized during the years ended December 31, is as follows:

                                                                Company
                                                                Matching               Company Qualified
                                             Total            Contribution          Nonelective Contribution
                                           ----------         ------------          ------------------------
                             2004          $  150,157         $    150,157                $     -
                             2003          $  133,461         $    133,461                $     -
                             2002          $  129,244         $    129,244                $     -


                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

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

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


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

     STOCK REPURCHASE

          In 2004 and 2003, the Board continued its program of offering to repurchase from shareholders who are over-invested in the Company's capital stock by $4,000 or more, an amount of stock (based on a purchase price of $100 per share) equal to one-fourth of their over-invested amount, equally divided between shares of Preferred Stock and Class B Common Stock. In connection with the repurchase, the minimum required investment in the Company's capital stock is at least $10,000, but may be more based on the shareholder's Desired Stock
          Ownership level. As of December 31, 2004 and 2003, the total over-invested amount eligible for repurchase by the Company was approximately $2,200,000 and $1,700,000, of which the Company offered to repurchase 4,816 shares valued at $481,600 in 2004 and 3,524 shares valued at $352,400 in 2003. Of the 4,816 shares and 3,524 shares which the Company offered to repurchase during the last two years, Member-Dealers submitted 856 shares in 2004 (totaling $85,600) and 404 shares in 2003 (totaling $40,400).

NOTE 9 - LINE OF CREDIT
-----------------------

     In April, 2004, JPMorgan Chase Bank, ("the Bank") amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2006 maturity date. The interest rate is prime minus one and three quarter percent (1.75%) or the London Interbank Offering Rate ("LIBOR") plus one and one-quarter percent (1.25%). The line has been used from time to time for working capital and other financing needs of the Company. The total of all the borrowings against and repayments of the line of credit throughout the year were as follows:

                    Balance              Borrowings           Repayments         Balance       Interest   Interest
                    01-01-04          Throughout 2004       Throughout 2004     12/31/04         Rate      Paid
                    --------          ---------------       ---------------     ---------      --------   -------
                   $2,430,000           $64,950,000           $62,380,000       $5,000,000       3.5%     $60,260

     Terms of the line of credit require monthly payments of accrued interest with the balance, if any, of the loan to be repaid on April 30, 2006.

NOTE 10 - COMPREHENSIVE EARNINGS
--------------------------------

     1. Deferred compensation funded in the amount of $160,318 on the Balance Sheet as a current asset in the amount of $80,159 and as a non-current asset in the amount of $80,159 at December 31, 2004, includes equity securities classified as investments available for sale in the amount of $160,318 at fair market value. The $160,318 includes $10,584 unrealized gain on securities resulting from the increase in fair market value. The cost of the equity securities is $149,734.

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 10 - COMPREHENSIVE EARNINGS (CONTINUED)
--------------------------------------------

     2.   Changes in Equity Securities:


                                                                       Year Ended
                                                                    December 31, 2004         Cumulative
                                                                    -----------------         ----------
   Balance, January 1, 2004                                         $         221,228         $        -
   Purchases                                                                        -            117,400
   Dividends, interest and capital gains                                        2,018            177,500
   Deferred compensation funded                                               (73,732)          (133,866)
   Unrealized gains (losses) on securities resulting from
     Increase (decrease) in fair market value                                  10,804               (716)
                                                                    -----------------         ----------
   Balance, December 31, 2004                                       $         160,318         $   160,318
                                                                    =================         ===========

     3. Components of Net Earnings Plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the twelve months ended December 31, 2004:

                                                         Other Comprehensive                   Net Earnings Plus Other
           Net Earnings                                    Earnings (Loss)                      Comprehensive Earnings
--------------------------------------------    ------------------------------------   ------------------------------------------
Earnings Before Provision                       Unrealized Gain
   for Federal Income Tax        $1,742,004        (Loss) on Securities  $   10,804    Net Earnings                  $ 1,120,628

Provision for                                   Provision for                          Other Comprehensive
   Federal Income Tax               621,376       Federal Income Tax          3,673          Earnings                      7,131
                                 ----------                              ---------                                   -----------
                                                Other Comprehensive                    Net Earnings Plus Other
Net Earnings                     $1,120,628        Earnings (Loss)       $    7,131    Comprehensive Earnings        $ 1,127,759
                                 ==========                              ==========                                  ===========

          Net Earnings Applicable to                     Other Comprehensive
           Common Stockholders                             Earnings (Loss)                    Total Comprehensive Earnings
--------------------------------------------    ------------------------------------   ------------------------------------------
                                                Unrealized Gain                        Net Earnings Applicable
Net Earnings                     $1,120,628       (Loss) on Securities   $   10,804      to Common Stockholders      $   547,904

Less Dividends                                  Provision for                          Other Comprehensive
  On Preferred Stock                572,724       Federal Income Tax          3,673      Earnings                          7,131
                                 ----------                              ---------                                   -----------
Net earnings Applicable To                      Other Comprehensive                    Total Comprehensive
  Common Stockholders            $  547,904       Earnings (Loss)        $   7,131      Earnings                    $   555,035
                                 ==========                              =========                                   ===========

     4. Components of Retained Earnings

                                                                  Retained Earnings       Retained Earnings
                                                                 Applicable to Other      Exclusive of Other
                                                                    Comprehensive           Comprehensive
                                                                       Earnings                Earnings               Total
                                                                 -------------------      ------------------       -------------
   Balance, January 1, 2004                                      $           (7,604)      $        6,132,015        $  6,124,411
   Add:  Net earnings year ended December 31, 2004                            7,131                1,120,628           1,127,759
   Deduct:  Cash Dividends on preferred stock                                     -                  572,724             572,724
                                                                 ------------------       ------------------        ------------
   Balance, December 31, 2004                                    $             (473)      $        6,679,919        $  6,679,446
                                                                 ==================       ==================        ============

                         HANDY HARDWARE WHOLESALE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 11 - SUBSEQUENT EVENT
--------------------------

     None


NOTE 12 - LITIGATION
--------------------

     In the opinion of the Company, no material legal proceedings and no environmental clean-up actions are pending or threatened that would have a material effect on the financial position or results of operations of the Company.


NOTE 13 - OTHER DISCLOSURES
---------------------------

     ADVERTISING

          Costs incurred for advertising are expensed when incurred. The amount charged to advertising expense in the prior three years are:

              2004                                   1,118,437
              2003                                   1,244,951
              2002                                   1,029,969

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

  ITEM 9B.  OTHER INFORMATION

     None.


                                    PART III

     Items 10-14 are incorporated by reference to the Company's Proxy Statement for its annual stockholders' meeting to be held April 18, 2005, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 2004 fiscal year.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

          (1)  Financial Statements                                                                       Reference
               --------------------                                                                       ---------
               Auditor's Report.................................................................................... 11

               Balance Sheets at December 31, 2004 and 2003........................................................ 12

               Statements of Earnings for the years ended December 31, 2004, 2003 and 2002 ........................ 14

               Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002 ............ 15

               Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 ...................... 17

               Notes to Financial Statements....................................................................... 18

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

               3.2            Amended Bylaws of Handy Hardware Wholesale, Inc., (filed as Exhibit 3.4 to the Company's Annual
                              Report  on Form  10-K  for the year  ended  December  31,  2003,  and  incorporated  herein  by reference).

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
                              and Jerry Donald Jameson,  dated March 6, 2003. (Filed as Exhibit 10.13 to the Company's Annual
                              Report  on Form  10-K  for the year  ended  December  31,  2002,  and  incorporated  herein  by reference.)

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

               10.15          Eighth  Amendment to Amendment  and  Restatement  of Credit  Agreement  between the Company and
                              JPMorgan Chase Bank dated August 1, 2003.

          *    10.16          Second Amendment to the Employment Agreement as amended between Handy Hardware Wholesale,  Inc.
                              and Jerry Donald Jameson dated,  March 1, 2004. (Filed as Exhibit 10.16 to the Company's Annual
                              Report  on Form  10-K  for the year  ended  December  31,  2003,  and  incorporated  herein  by reference.)

           +   10.17          Ninth  Amendment to Amendment and  Restatement of Credit  Agreement  between the company and JP
                              Morgan Bank dated April 30, 2004.

           *+  10.18          Third Amendment to the Employment  Agreement as amended  between Handy Hardware  Wholesale Inc.
                              and Jerry Donald Jameson dated February 17, 2005.

           +   11.1           Statement re Computation of Per Share Earnings.

           +   31.1           Certification  of Chief Executive  Officer  Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the
                              Securities Exchange Act of 1934

           +   31.2           Certification  of the Chief Financial  Officer  Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of
                              the Securities Exchange Act of 1934.

           +   32.1           Certification  of the Chief  Executive  Officer and Chief  Financial  Officer  Pursuant to Rule
                              13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

----------------------------

  *    Management Contract.
  +    Filed herewith.

     The Company will furnish to any requesting shareholder a copy of any exhibit upon payment of $.40 per page to cover the expense of furnishing such copies. Requests should be directed to Tina S. Kirbie, Secretary and Treasurer, Handy Hardware Wholesale, Inc., 8300 Tewantin Drive, Houston, Texas 77061.

     (b)  EXHIBITS

          Listed in Item 15(a)(3) above.

     (c)  FINANCIAL STATEMENT SCHEDULES

          Listed in Item 15(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Handy Hardware Wholesale, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HANDY HARDWARE WHOLESALE, INC.


                                          /s/ Don Jameson
                                          DON JAMESON
                                          President and Chief Executive Officer

March 21, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Handy Hardware Wholesale, Inc., and in the capacities and on the dates indicated.


        Signature                                  Title                            Date
        ---------                                  -----                            -----

/s/ Don Jameson                                President, Chief Executive           March 21, 2005
-------------------------------------          Officer and Director
    Don Jameson

/s/ Tina S. Kirbie                             Chief Financial and                  March 21, 2005
-------------------------------------          Accounting Officer
    Tina S. Kirbie

/s/ Doug Ashy, Jr.                             Director                             March 22, 2005
-------------------------------------
    Doug Ashy, Jr.

/s/ Ken Blackmon                               Director                             March 21, 2005
-------------------------------------
    Ken Blackmon

/s/ Terrill Bartlett                           Director                             March 21, 2005
-------------------------------------
    Terrill Bartlett

/s/ Craig E. Blum                              Director                             March 21, 2005
-------------------------------------
    Craig E. Blum

/s/ Susie Bracht-Black                         Director                             March 18, 2005
-------------------------------------
    Susie Bracht-Black

/s/ Suzanne Elliott                            Director                             March 21, 2005
-------------------------------------
    Suzanne Elliott

/s/ William R. Hill                            Director                             March 21, 2005
-------------------------------------
    William R. Hill

/s/ Jimmy T. Pate                              Director                             March 22, 2005
-------------------------------------
    Jimmy T. Pate

/s/ Leroy Welborn                              Director                             March 22, 2005
-------------------------------------
    Leroy Welborn
