Form 10-Q
period 2005-03-31
HANDY HARDWARE WHOLESALE INC
filed 2005-05-13
CIK 354053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2005.

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

        Yes  [ ]      No [X]

The number of shares outstanding of each of the Registrant's classes of common stock as of April 30, 2005, was 10,250 shares of Class A Common Stock, $100 par value, and 88,709 shares of Class B Common Stock, $100 par value.


                                                              Page 1 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.

                                      INDEX



PART I     Financial Information                                       Page No.
                                                                       -------
       Item 1.    Financial Statements

                  Condensed Balance Sheet March 31, 2005
                     and December 31, 2004 ...........................      3-4

                  Condensed Statement of Earnings - Three Months
                     Ended March 31, 2005 and 2004....................        5

                  Condensed Statement of Cash Flows - Three Months
                     Ended March 31, 2005 and 2004....................      6-7

                  Notes to Condensed Financial Statements.............     8-13

       Item 2.    Management's Discussion & Analysis of Financial
                  Condition and Results of Operations.................    14-19

       Item 3.   Quantitative & Qualitative Disclosures About
                 Market Risk..........................................       19

       Item 4.   Controls and Procedures..............................       19


PART II    Other Information

       Item 1.   Legal Procedings.....................................       20

       Item 2.   Unregistered Sales of Equity Securities and
                 Use of Proceeds......................................       20

       Item 3.   Defaults upon Senior Securities......................       20

       Item 4.   Submission of Matters to a Vote of Security Holders..       20

       Item 5.   Other Information....................................       20

       Item 6.   Exhibits.............................................       20


Signatures............................................................       21


                                                              Page 2 of 21 Pages

                                             HANDY HARDWARE WHOLESALE, INC.
                                                 CONDENSED BALANCE SHEET

                                                                                   MARCH 31,                   DECEMBER 31,
                                                                                    2005                           2004
                                                                                -----------------            -----------------
     ASSETS
     ------

     CURRENT ASSETS
     --------------
        Cash                                                                    $       1,919,498            $       1,389,062
        Accounts Receivable, net of subscriptions receivable                           21,999,473                   10,929,138
          and allowance for doubtful accounts
        Notes Receivable (Note 3)                                                             623                          953
        Inventory                                                                      24,125,816                   22,321,802
        Deferred Compensation Funded                                                       80,159                       80,159
        Other Current Assets                                                              321,702                      105,644
        Prepaid Income Tax                                                                154,120                      238,431
                                                                                -----------------            -----------------
                                                                                $      48,601,391            $      35,065,189
                                                                                -----------------            -----------------
     PROPERTY, PLANT AND EQUIPMENT (Note 2)
     --------------------------------------
        At Cost Less Accumulated Depreciation
          of $7,925,046(2005) and $7,682,646 (2004)                             $      14,879,510            $      15,033,352
                                                                                -----------------            -----------------

     OTHER ASSETS
     ------------
        Notes Receivable (Note 3)                                               $         221,349            $         221,492
        Intangible Assets Less Accumulated Amortization
          $1,962 (2005) and $1,676 (2004)                                                  15,182                       15,468
        Deferred Compensation Funded                                                       56,746                       80,159
        Other Noncurrent Assets                                                               -0-                        3,622
                                                                                -----------------            -----------------
                                                                                $         293,277            $         320,741
                                                                                -----------------            -----------------
     TOTAL ASSETS                                                               $      63,774,178            $      50,419,282
     ------------                                                               =================            =================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     CURRENT LIABILITIES
     -------------------
         Notes Payable - Line of Credit                                         $       1,227,500            $       5,000,000
         Notes Payable-Stock (Note 4)                                                       9,000                       51,060
         Notes Payable-Capital Lease                                                        9,780                        9,780
         Accounts Payable - Trade                                                      33,093,871                   17,107,372
         Other Current Liabilities                                                        411,767                      253,559
         Deferred Compensation Payable                                                     80,159                       80,159
                                                                                -----------------            -----------------
                                                                                $      34,832,077            $      22,501,930
                                                                                -----------------            -----------------

     NONCURRENT LIABILITIES
     ----------------------
         Notes Payable - Line of Credit                                         $       1,227,500            $             -0-
         Notes Payable-Stock (Note 4)                                                     333,460                      319,141
         Notes Payable-Capital Lease                                                        1,636                          -0-
         Notes Payable-Vendor                                                             221,203                      221,203
         Deferred Compensation Payable                                                     56,746                       80,159
         Deferred Income Taxes Payable (Note 5)                                           484,133                      510,412
                                                                                -----------------            -----------------
                                                                                $       2,324,678            $       1,130,915
                                                                                -----------------            -----------------

     TOTAL LIABILITIES                                                          $      37,156,755            $      23,632,845
     -----------------                                                          -----------------            -----------------


                   The accompanying notes are an integral part of the Condensed Financial Statements.

                                                             Page 3 of 21 Pages


                                             HANDY HARDWARE WHOLESALE, INC.
                                           CONDENSED BALANCE SHEET (CONTINUED)

                                                                                   MARCH 31,                   DECEMBER 31,
                                                                                    2005                           2004
                                                                                -----------------            -----------------
     STOCKHOLDERS' EQUITY
     --------------------
         Common Stock, Class A,
             authorized 30,000 shares, $100
             par value per share, issued
             10,430 & 10,200 shares                                             $       1,043,000            $       1,020,000

         Common Stock, Class B,
             authorized 200,000 shares, $100
             par value per share, issued
             89,291 & 86,611 shares                                                     8,929,100                    8,661,100

         Common Stock, Class B
             Subscribed 4,636.79 & 4,867.26
             shares                                                                       463,679                      486,726
                Less Subscription Receivable                                              (53,773)                     (33,308)

         Preferred Stock 7.25% Cumulative,
             authorized 200,000 shares, $100
             par value per share, issued
             91,911.25 & 89,191.25 shares                                               9,191,125                    8,919,125

         Preferred Stock, Subscribed
             4,636.79 & 4,867.26 shares                                                   463,679                      486,726
                Less Subscription Receivable                                              (53,773)                     (33,308)

         Paid in Surplus                                                                  605,960                      599,930
                                                                                -----------------            -----------------
                                                                                $      20,588,997            $      20,106,991
         Less: Cost of Treasury Stock
             1,264.00 and -0- shares                                                     (126,400)                         -0-
                                                                                -----------------            -----------------
                                                                                $      20,462,597            $      20,106,991

         Retained Earnings exclusive of other
             comprehensive loss (Note 6)                                                6,157,535                    6,679,919

         Retained Earnings applicable to other
             comprehensive loss (Note 6)                                                   (2,709)                        (473)
                                                                                -----------------            -----------------
                                                                                        6,154,826                    6,679,446
                                                                                -----------------            -----------------
             Total Stockholders' Equity                                         $      26,617,423            $      26,786,437
                                                                                -----------------            -----------------

         TOTAL LIABILITIES &  STOCKHOLDERS' EQUITY                              $      63,774,178            $      50,419,282
         -----------------------------------------                              =================            =================



                   The accompanying notes are an integral part of the Condensed Financial Statements.




                                                             Page 4 of 21 Pages


                                             HANDY HARDWARE WHOLESALE, INC.
                                             CONDENSED STATEMENT OF EARNINGS
                                                       (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------------------------
                                                                                    2005                           2004
                                                                                -----------------            -----------------
         REVENUES
         --------
             Net Sales                                                          $      55,351,320            $      52,274,312
             Sundry Income                                                              1,691,827                    1,943,709
                                                                                -----------------            -----------------
         TOTAL REVENUES                                                         $      57,043,147            $      54,218,021
         --------------                                                         -----------------            -----------------

         EXPENSE
         -------
             Net Material Costs                                                 $      49,853,237            $      46,565,586
             Payroll Costs                                                              2,556,744                    2,454,632
             Other Operating Costs                                                      4,443,912                    4,269,700
             Interest Expense                                                              32,757                       23,484
                                                                                -----------------            -----------------
         TOTAL EXPENSE                                                          $      56,886,650            $      53,313,402
         -------------                                                          -----------------            -----------------


         NET EARNINGS BEFORE PROVISIONS FOR ESTIMATED FEDERAL INCOME TAX        $         156,497            $         904,619
         ---------------------------------------------------------------


         PROVISIONS FOR ESTIMATED FEDERAL INCOME TAX (Note 5 & 6)                         (59,169)                    (315,487)
         --------------------------------------------------------               -----------------            -----------------

         NET EARNINGS                                                           $          97,328            $         589,132
         ------------

         LESS ESTIMATED DIVIDENDS ON PREFERRED STOCK                                     (154,928)                    (143,181)
         -------------------------------------------                            -----------------            -----------------

         NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                         $         (57,600)           $         445,951
         ----------------------------------------------                         =================            =================

         NET EARNINGS (LOSS) PER SHARE OF
         COMMON STOCK, CLASS A & CLASS B (Note 1)                               $           (0.56)           $            4.52
         ---------------------------------------                                =================            =================


         OTHER COMPREHENSIVE EARNINGS (LOSS)
         -----------------------------------
             Unrealized Earnings (Loss) on Securities (Note 6)                  $          (3,373)           $           3,843
             Provision for Federal Income Tax(Note 5&6)                                     1,137                       (1,307)
                                                                                -----------------            -----------------
           Other Comprehensive Earnings (Loss) Net of Tax                       $          (2,236)           $           2,536
                                                                                -----------------            -----------------

         TOTAL COMPREHENSIVE EARNINGS (LOSS) (NOTE 6)                           $         (59,836)           $         448,487
         --------------------------------------------


                   The accompanying notes are an integral part of the Condensed Financial Statements.




                                                             Page 5 of 21 Pages


                                             HANDY HARDWARE WHOLESALE, INC.
                                                 STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------------------------
                                                                                    2005                           2004
                                                                                -----------------            -----------------
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
     Net Earnings plus Other Comprehensive Earnings (Loss) (Note 6)             $          95,091            $         591,668
                                                                                -----------------            -----------------
     Adjustments to Reconcile Net
         Earnings to Net Cash Provided by
         Operating Activities:
               Amortization                                                     $             286            $             162
               Depreciation                                                               246,659                      218,045
               Gain on Sale of property, plant & equipment                                 (4,259)                      (3,941)
               Decrease in Deferred Income Tax                                            (26,279)                      (3,803)
               Unrealized gain (increase) decrease
                   In fair market value of securities                                       3,373                       (3,843)
                Deferred Compensation Funded                                               20,040                       18,435

     Changes in Assets and Liabilities
         Increase in Accounts Receivable                                        $     (11,070,335)           $      (7,545,458)
         Decrease in Notes Receivable                                                         473                        8,184
         Increase in Inventory                                                         (1,804,014)                  (2,287,040)
         Increase in Other Assets                                                        (212,435)                    (632,281)
         Decrease in Prepaid Income Tax                                                    84,311                      183,205
         Increase in Notes Payable-Vendor                                                     -0-                       (6,047)
         Increase in Accounts Payable                                                  15,986,499                   11,608,438
         Increase in Other Liabilities                                                    158,208                       51,810
         Increase in Federal Income Taxes Payable                                             -0-                      137,391
         Decrease in Deferred Compensation Payable                                        (23,413)                     (14,095)
                                                                                -----------------            -----------------
               TOTAL ADJUSTMENTS                                                $       3,359,114            $       1,729,162
                                                                                -----------------            -----------------

               NET CASH PROVIDED BY OPERATING ACTIVITIES                        $       3,454,205            $       2,320,830
                                                                                -----------------            -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
         Capital Expenditures                                                   $        (115,146)           $        (262,882)
         Sale of property, plant and equipment                                             26,588                       40,095
         Reinvested dividends, interest & capital gains                                       -0-                         (497)
                                                                                -----------------            -----------------
               NET CASH USED FOR INVESTING ACTIVITIES                           $         (88,558)          $         (223,284)
                                                                                -----------------            -----------------


                   The accompanying notes are an integral part of the Condensed Financial Statements.



                                                             Page 6 of 21 Pages


                                             HANDY HARDWARE WHOLESALE, INC.
                                                 STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)Cont.


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------------------------
                                                                                    2005                           2004
                                                                                -----------------            -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Decrease in Notes Payable-Line of Credit                                    $     (2,545,000)          $       (1,330,000)
     Increase (Decrease) in Notes Payable-Stock                                           (27,741)                       8,400
     Increase (Decrease) in Notes Payable-Capital Lease                                     1,636                      (11,606)
     Increase in Subscription Receivable                                                  (40,930)                     (44,374)
     Proceeds From Issuance of Stock                                                      522,936                      548,256
     Purchase of Treasury Stock                                                          (126,400)                    (154,800)
     Dividends Paid                                                                      (619,712)                    (572,724)
                                                                                -----------------            -----------------
         NET CASH USED FOR FINANCING ACTIVITIES                                 $      (2,835,211)           $      (1,556,848)
                                                                                -----------------            -----------------
NET INCREASE IN CASH & CASH EQUIVALENTS                                         $         530,436            $         540,698

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          1,389,062                    1,066,679
                                                                                -----------------            -----------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                        $       1,919,498            $       1,607,377
                                                                                =================            =================



ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
-------------------------------------------------------------
     Interest Expense Paid                                                      $          32,757           $    23,484
     Income Taxes Paid                                                                    238,431               183,206



                   The accompanying notes are an integral part of the Condensed Financial Statements.



                                                             Page 7 of 21 Pages

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

(5)       Earnings Per Share:
          ------------------

          Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:


Calculation of Net Earnings (Loss) Per Share of Common Stock                            THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------                    ----------------------------------------------
                                                                                    2005                           2004
                                                                                -----------------            -----------------
         Net Earnings Before Preferred Dividends                                $          97,328            $         589,132
         Less: Estimated Dividends on Preferred Stock                                    (154,928)                    (143,181)
                                                                                -----------------            -----------------
         Net Earnings Applicable to Common Stockholders                         $         (57,600)           $         445,951

         Weighted Average
             Shares of Common Stock (Class A & Class B) outstanding                       102,164                       98,628

         Net Earnings Per Share of Common Stock                                 $           (0.56)           $            4.52
                                                                                =================            =================

                                                              Page 8 of 21 Pages

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

          Because we are unable to anticipate the amount of the Preferred Stock dividends to be paid in the first quarter of 2006, we do not accrue a liability for the payment of those dividends on our balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, we show an estimated portion of the annual dividends to be paid in the first quarter of 2006 based on one-fourth ($154,928) of the annual dividends paid in the first quarter of 2005.

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the three months ended March 31, 2005 contained herein, therefore, are net of dividends actually paid during the first quarter of 2005 in the amount of $619,712.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment Consists of:

                                                                                   MARCH 31,                   DECEMBER 31,
                                                                                    2005                           2004
                                                                                -----------------            -----------------
Land                                                                            $       3,207,866            $       3,207,866
Building & Improvements                                                                15,470,228                   15,467,169
Furniture, Computer, Warehouse                                                          3,572,472                    3,481,948
Transportation Equipment                                                                  553,990                      559,015
                                                                                -----------------            -----------------
                                                                                $      22,804,556            $      22,715,998
Less:  Accumulated Depreciation                                                        (7,925,046)                  (7,682,646)
                                                                                -----------------            -----------------
                                                                                $      14,879,510            $      15,033,352
                                                                                =================            =================


                                                              Page 9 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------

NOTE 3 - NOTES RECEIVABLE
-------------------------

Notes receivable reflect amounts due to us from our member-dealers under deferred payment agreements and one installment sale agreement.

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

Notes Receivable are classified as follows:

                                           CURRENT PORTION                 NONCURRENT PORTION
                                    -----------------------------     -----------------------------
                                      MARCH 31,      DECEMBER 31,       MARCH 31,      DECEMBER 31,
                                        2005            2004               2005            2004
                                    ------------     ------------     ------------     ------------
Deferred Agreements                 $        -0-     $        -0-     $    221,203     $    221,203
Installment Sale Agreements                  623              953              146              289
                                    ------------     ------------     ------------     ------------
                                    $        623     $        953     $    221,349     $    221,492
                                    ============     ============     ============     ============

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

Notes payable - stock are classified as follows:

                                           CURRENT PORTION                 NONCURRENT PORTION
                                    -----------------------------     -----------------------------
                                      MARCH 31,      DECEMBER 31,       MARCH 31,      DECEMBER 31,
                                        2005            2004               2005            2004
                                    ------------     ------------     ------------     ------------
                                    $      9,000     $     51,060     $    333,460     $    319,141


Principal payments due over the next five years are as follows:

                                    2005                     9,000
                                    2006                    17,600
                                    2007                   150,440
                                    2008                    17,500
                                    2009                   120,520
                                    Thereafter              27,400
                                                           -------
                                                          $342,460


                                                             Page 10 of 21 Pages

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

                                                                                QUARTER ENDED                  YEAR ENDED
                                                                                   MARCH 31,                   DECEMBER 31,
                                                                                     2005                          2004
                                                                                -----------------            -----------------
Excess of tax over book depreciation                                            $       2,081,957             $      2,169,097
Allowance for Bad Debt                                                                    (41,570)                     (41,570)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A
     Uniform Capitalization Costs                                                        (486,773)                    (476,581)
Deferred Compensation                                                                    (129,694)                    (149,734)
                                                                                -----------------            -----------------
     Total                                                                      $       1,423,920            $       1,501,212
     Statutory Tax Rate                                                                       34%                          34%
                                                                                -----------------            -----------------
     Cumulative Deferred Income Tax Payable                                     $         484,133            $         510,412
                                                                                =================            =================
     Classified as:
           Current Liability                                                    $             -0-            $             -0-
           Noncurrent Liability                                                           484,133                      510,412
                                                                                -----------------            -----------------
                                                                                $         484,133            $         510,412
                                                                                =================            =================

Reconciliation  of income  taxes on the  difference  between  tax and  financial accounting is as follows:

                                                                                QUARTER ENDED                 QUARTER ENDED
                                                                                   MARCH 31,                   DECEMBER 31,
                                                                                     2005                          2004
                                                                                -----------------            -----------------
Principal Components of Income Tax Expense
     Federal:
           Current
           -------
           Income tax paid                                                      $             -0-            $             -0-
           Carry-over of prepayment from prior year                                       238,431                      183,206
           Refund received for overpayment from prior year                                    -0-                          -0-
                                                                                -----------------            -----------------
                                                                                $         238,431            $         183,206
     Federal Income Tax Payable (Receivable)                                             (154,120)                     137,391
           Carry-over to subsequent year                                                      -0-                          -0-
                                                                                -----------------            -----------------
             Income tax for tax reporting at statutory rate of 34%              $          84,311            $         320,597

           Deferred
           --------
           Adjustments for financial reporting:
             Depreciation                                                                 (29,628)                        (801)
             263A Uniform Capitalization Costs                                             (3,465)                      (3,002)
             Other                                                                          6,814                          -0-
                                                                                -----------------            -----------------
  Provision for federal income tax                                              $          58,032            $         316,794
                                                                                =================            =================

     We are not exempt from income tax except for municipal bond interest. There was no municipal bond interest in the first quarter of 2005.

     We are not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and are not entitled to deduct preferred dividends in determining our taxable income.


                                                             Page 11 of 21 Pages

                                             HANDY HARDWARE WHOLESALE, INC.
                                   NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   ---------------------------------------------------

NOTE 6 - COMPONENTS OF COMPREHENSIVE EARNINGS (LOSS)
----------------------------------------------------

1. Deferred compensation funded in the amount of $136,905 on the Balance Sheet as a current asset in the amount of $80,159 and as a non-current asset in the amount of $56,746 at March 31, 2005, includes equity securities classified as investments available for sale in the amount of $136,905 at fair market value. The $136,905 includes $4,089 unrealized loss on securities resulting from the decrease in fair market value. The cost of the equity securities is $140,994.

2.   Changes in Equity securities Quarter Ended


                                                                                 Quarter Ended
                                                                                 March 31, 2005                 Cumulative
                                                                                -----------------            -----------------
     Beginning Balance-January 1, 2005                                          $         160,318            $             -0-
     Purchases                                                                                -0-                      117,400
     Dividends, interest and capital gains                                                    -0-                      177,500
     Deferred Compensation Funded                                                         (20,040)                    (153,906)
     Unrealized gains (losses) on securities resulting from increase
           (decrease) in fair market value                                                 (3,373)                      (4,089)
                                                                                -----------------            -----------------
     Balance-March 31, 2005                                                     $         136,905            $         136,905
                                                                                =================            =================

3. Components of Net Earnings plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the three months ended March 31, 2005:

                                                    Other Comprehensive                            Net Earnings Plus Other
          Net Earnings                                Earnings (Loss)                           Comprehensive Earnings (Loss)
------------------------------------           -------------------------------               -----------------------------------
Earnings Before Provision                      Unrealized Loss
  For Federal Income Tax     $156,497            on Securities         $(3,373)              Net Earnings:              $97,328

Provision for                                 Provision for                                  Other Comprehensive
  Federal Income Tax          (59,169)          Federal Income Tax       1,137                 Loss                      (2,236)
                             --------                                  --------                                         -------
                                              Other Comprehensive                            Net Earnings Plus Other
Net Earnings                 $ 97,328           Loss                   $(2,236)                 Comprehensive Loss      $95,092
                             ========                                  ========                                         =======



 Net Earnings (Loss) Applicable                     Other Comprehensive                               Total Comprehensive
    To Common Stockholders                                Loss                                          Earnings (Loss)
------------------------------------           -------------------------------               -----------------------------------
                                               Unrealized Loss                               Net Loss Applicable to
Net Earnings                 $ 97,328            on Securities         $(3,373)                Common Stockholders      $(57,600)

Less Estimated Dividends                      Provision for                                  Other Comprehensive
   On Preferred Stock        (154,928)         Federal Income Tax        1,137                 Loss                       (2,236)
                             --------                                  -------                                          --------
Net Loss Applicable                           Other Comprehensive                            Net Earnings Plus Other
  to Common Stockholders     $(57,600)          Loss                   $(2,236)                 Comprehensive Loss      $(59,836)
                             ========                                  ========                                         ========


4.   Components of Retained Earnings

                                                Retained Earnings            Retained Earnings
                                                Exclusive of Other           Applicable to Other
                                                Comprehensive Loss            Comprehensive Loss              Total_
                                                ------------------            ------------------          ------------------
   Balance-January 1, 2005                      $        6,679,919            $            (473)          $        6,679,446
   Add: Net earnings (loss)
           3 months ended  March 31, 2005                   97,328                       (2,236)                      95,092
   Deduct: Cash Dividends on Preferred Stock               619,712                          -0-                      619,712
                                                ------------------            ------------------          ------------------
   Balance-March 31, 2005                       $        6,157,535            $          (2,709)          $        6,154,826
                                                ==================            ==================          ==================


                                                             Page 12 of 21 Pages


                                             HANDY HARDWARE WHOLESALE, INC.
                                   NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   ---------------------------------------------------

NOTE 7 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.

                                                                                 March 31, 2005              December 31, 2004
                                                                                -----------------            -----------------
Accounts Receivable                                                             $      22,148,589            $      11,037,325
Subscription Receivable                                                                  (107,546)                     (66,617)
Allowance for Doubtful Accounts                                                           (41,570)                     (41,570)
                                                                                -----------------            -----------------
Accounts Receivable, Net of Subscription Receivable and
     Allowance for Doubtful Accounts                                            $      21,999,473            $      10,929,138
                                                                                -----------------            -----------------




































                                                             Page 13 of 21 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
     For the first three months of 2005, we continued to widen our offering of products in order to give member-dealers more variety in what they can offer to their customers. In addition, we also explored expanding our presence geographically to increase the number of member-dealers as a means of continuing the growth of net sales. Further, March, 2005 was the largest sales month in the history of Handy. Overall, for the first three months of 2005, we strove to maintain our steady growth while continuing to meet our goals of providing quality goods to our member-dealers.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     NET SALES. Net sales in the first quarter of 2005 increased 5.9% ($3,077,008) from net sales during the same period in 2004 while increasing 6.7% ($3,300,025) between the respective first quarters of 2003 and 2004.

     Net sales growth during the first quarter of 2005 was mainly attributable to strong increases in both regular sales and sales generated from our spring trade show, as well as sales from other marketing initiatives which helped member-dealers maintain their competitiveness in their selling territories.

     NET MATERIAL COSTS. Net material costs for the first quarter of 2005 were $49,853,237 versus $46,565,586 for the same period in 2004. This increase in net material costs of 7.1 percent, was larger than the 5.9 percent increase in net sales. Net material costs as a percentage of net sales were 90.1 percent in the first quarter of 2005 as compared to 89.1 percent for the same period in 2004. This 1.0% increase was primarily the result of a timing difference of direct shipment orders generated from our spring trade show. Direct shipments, which are sold at cost with no markup, increased by $423,602 from the first quarter of 2004 to the first quarter in 2005. In addition, warehouse sales generated from our spring trade show, which are sold at lower margins, increased $1,205,898, which is an increase of 21.5%.

     PAYROLL COSTS.   Payroll costs for the first quarter of 2005  increased by
$102,112 (4.2%) over those costs for the same 2004 period. This increase was due to salary increases needed to attract or retain high-quality employees. Payroll costs as a percentage of total expenses and of net sales remained fairly constant. Payroll costs for the first quarter of 2005 constituted 4.5 percent of total expenses and 4.6 percent of net sales, compared to 4.6 percent of total expenses and 4.7 percent of net sales for the first quarter of 2004. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     OTHER OPERATING COSTS. During the first quarter of 2005, other operating costs increased by $174,212 (4.1%), a moderate increase when compared to the level of the same costs in the first quarter of 2004. The amount spent for other operating costs for the first quarter of 2005 totaled $4,443,912(8.0% of net sales and 7.8% of total expenses) as compared to $4,269,700 spent for other operating costs during the same period of 2004 (8.2% of net sales and 8.0% of total expenses).

The increase in other operating costs in the first quarter of 2005 can be fully attributed to an increase in warehouse and delivery expense ($392,729), most notably fuel costs, contract driver costs and tractor rental equipment costs ($276,089), which together accounted for 70.1% of the increase, offset by a decrease in the accrual for year-end employee bonuses ($180,000).


                                                             Page 14 of 21 Pages

NET EARNINGS AND EARNINGS PER SHARE
-----------------------------------

     NET EARNINGS - FIRST QUARTER. Net sales for the first quarter of 2005 increased by $3,077,008 and net material costs for the same period increased $3,287,651, from levels of net sales and net material costs in the first quarter of 2004, resulting in a decrease in gross margin of $210,643. With a decrease in gross margin, a decrease in sundry income of $251,882, as well as an increase in other operating costs of $174,212, and an increase of $102,112 in payroll costs, after tax net earnings decreased by $491,804 (83.5%), from $589,132 in the first quarter of 2004 to $97,328 for the same 2005 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive loss, resulted in a total comprehensive loss for 2005 of $59,836, compared to total comprehensive earnings of $448,487 for the same 2004 period, for an overall decrease of $508,323.

     EARNINGS PER SHARE. In the first quarter of 2005, net earnings per share decreased by $5.08, from earnings of $4.52 for the 2004 period to a loss of $0.56 for the 2005 period. The decrease in 2005 is due to the factors previously discussed, as well as estimated dividends accrued in the first quarter of 2005 representing a larger percentage of 2005 net earnings than estimated dividends accrued in the first quarter of 2004 (2005-159.2% versus 2004-24.3%).

     SEASONALITY. Our quarterly net earnings generally vary based on the timing of events which affect our sales. Traditionally, our first and third quarter earnings are negatively affected by the increased level of direct sales (with no markup) during our semiannual trade show which is always held in those quarters. Generally, there is an overall increase in sales during the trade show which typically offsets the effect of increased direct sales with no markup. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather conditions and the economic conditions in our selling territories. For example, during the first quarter of 2005, the cumulative effect of significant increases in fuel prices on the cost of deliveries and on the cost of inventory products caused a dramatic decrease in net earnings for that period.
























                                                             Page 15 of 21 Pages

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
---------------------------------------------

     The following is a summary of selected quarterly financial data for each of the last eight quarterly periods beginning April 1, 2003 and ending March 31, 2005;

                             2003                                              2004                                     2005
               ---------------------------------------    ------------------------------------------------------     ----------
               Qtr. Ended    Qtr. Ended    Qtr. Ended     Qtr. Ended    Qtr. Ended    Qtr. Ended     Qtr. Ended      Qtr. Ended
                06-30-03      09-30-03      12-31-03       03-31-04      06-30-04      09-30-04       12-31-04        03-31-05
               -----------   -----------   -----------    -----------   -----------   -----------    -----------     -----------
Sales          $46,362,123   $49,947,734   $43,784,516    $52,274,312   $48,690,876   $53,600,240    $43,762,183     $55,351,320

Net
Mat'l
Costs           40,728,187    44,879,936    38,302,519     46,565,586    42,603,125    47,941,956     37,944,375      49,853,237

Gross
Margin           5,633,936     5,067,798     5,481,997      5,708,726     6,087,751     5,658,284      5,817,808       5,498,083

Other
Operating
Expenses         6,038,570     6,446,809     6,090,815      6,747,816     6,323,459     7,049,389      6,700,343       7,033,413

Sundry
Income             991,776     1,705,174       693,239      1,943,709       757,137     1,783,777        805,819       1,691,827

Pre-Tax Net
Earnings(1)        587,142       326,163        84,421        904,619       521,429       392,672        (76,716)        156,497

------------------------

(1) Excludes other comprehensive income/(loss).



     Trends
     ------

     As reflected in our numbers for the first three months of 2005, our fuel and delivery expenses have steadily increased. We expect that increased fuel and delivery costs will continue for the foreseeable future, as part of a general nationwide trend as gasoline and diesel prices remain high due to domestic and world market conditions as well as Department of Transportation regulations.










                                                             Page 16 of 21 Pages

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     FINANCIAL CONDITION AND LIQUIDITY. During the period ending March 31, 2005, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make investments in inventory, warehouse and computer equipment, software, and office furniture and equipment. However, net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers,
(iii) payment terms we offer our member-dealers, and (iv) the state of the regional economy in our selling territories.

During the first quarter of 2005 our cash and cash equivalents increased $312,121 as compared to cash generated in the first quarter of 2004, versus a decrease of $1,872,026 when comparing the same 2004 period to that of 2003. During the first three months of 2005, we generated cash flow from operating activities of $3,454,205, as compared to $2,320,830 in the first quarter of 2004. This increase in cash flow in the 2005 period was principally attributable to a significant increase in accounts payable, which increased 37.7% compared to the same 2004 period and a smaller increase in inventory in the 2005 period offset by a larger increase in accounts receivable during the first quarter of 2005 than during the first quarter of 2004.

Accounts payable increased $15,986,499 during the first three months of 2005 as compared to a smaller increase of $11,608,438 during the same period in 2004. The difference in the increase during these two periods was due primarily to variations in extended payment terms offered to us by suppliers, as well as the timing of our spring trade show which was held later in the first quarter of 2005 than the 2004 trade show.

We had approximately 43,290 stockkeeping units in inventory in the period ending March 31, 2005, which were maintained as a result of management's strategy to increase the breadth and depth of inventory to better meet the needs of our member-dealers. The increase in inventory of $1,804,014 in the first three months of 2005, was lower (21.1%) than the increase in inventory of $2,287,040 in the same period in 2004, due to the fact that we had more accurately estimated the level of warehouse inventory needed to meet our member-dealers' inventory requirements.

In the first three months of 2005 and 2004, accounts receivable increased $11,070,335 and $7,545,458, respectively. For both periods, this variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers at the spring trade shows.

For the period ended March 31, 2005, net earnings plus other comprehensive loss were $95,091, compared to net earnings plus other comprehensive earnings of $591,668 for the same 2004 period. This 84% decrease was mainly attributable to the decrease in gross margin and sundry income as well as an increase in other operating expenses and payroll costs.

Net cash used for investing activities decreased from $223,284 in the first quarter of 2004 to $88,558 for the same period in 2005. In the first quarter of 2004 the Company replaced a large section of its conveyor system.

Net cash used for financing activities was $2,835,211 in the period ending March 31, 2005 as compared to net cash used for financing activities of $1,556,848 during the same period in 2004. This considerable difference was principally attributable to funds being used during 2005 to pay down draws on the Company's line of credit which were made throughout 2004 and through the first quarter of 2005.

Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                              MARCH 31,        DECEMBER 31,        MARCH 31,
                                2005              2004               2004
                            -----------        -----------        -----------
Working Capital             $13,769,314        $12,563,259        $11,850,043

Current Ratio                  1.4 to 1           1.6 to 1           1.4 to 1

Long-term Debt as Percentage
  of Capitalization                8.7%               4.2%               5.9%


                                                             Page 17 of 21 Pages

During the remainder of 2005, the Company expects to further expand its existing customer base in its non-core selling territories. The Company will finance this expansion with anticipated growth in revenues from sales to new member-dealers in these territories, and with proceeds from the sale of stock to new and current member-dealers. The Company expects that expansion in these selling territories will have a beneficial effect on its ability to generate cash to meet its funding needs.

Off-Balance Sheet Arrangements
------------------------------

       As of March 31, 2005, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Commitments and Obligations
----------------------------------------

       Our contractual obligations for the next five years and thereafter are as follows:

                                                          Year Ended December 31,
                         ------------------------------------------------------------------------------------------------
                           2005 (2)         2006          2007            2008         2009      Thereafter       Total
                         ----------     ----------    -----------    ----------    ----------    ----------    ----------
Contractual
   Obligation(1):

Non-cancelable
  Operating Leases       $  896,117     $  990,263    $  831,838     $  717,377    $  518,899    $  290,269    $4,244,763

Credit Facility
  which expires in
  April 2006 (1)                (1)            (1)            --             --            --            --            --

Notes Payable -
  Stock                       9,000         17,600       150,440         17,500       120,520        27,400       342,460

Notes Payable -
  Vendor
  Consignment                   -0-            -0-            -0-           -0-           -0-       221,203       221,203

Non-cancelable
  Capital Leases              9,780          1,636            -0-           -0-           -0-           -0-        11,416
                         ----------     ----------    -----------    ----------    ----------    ----------    ----------
                         $  914,897     $1,009,499    $   982,278    $  734,877    $  639,419    $  538,872    $4,819,842
                         ==========     ==========    ===========    ==========    ==========    ==========    ==========

------------------------------------
(1) There was $5,000,000 outstanding on the Company's credit facility at December 31, 2004 and $2,455,000 outstanding on March 31, 2005. The amounts outstanding under the credit facility fluctuate on a daily basis.
(2)  April 1 through December 31, 2005


Capital Resources
-----------------

       In the three month periods ending March 31, 2005 and March 31, 2004, our investment in capital assets was $115,146 and $262,882, respectively. Approximately 40.6 percent ($46,769) of the amount expended in the first three months of 2005 was used to upgrade warehouse equipment, 31.9 percent ($36,721) was used to purchase computer equipment and 18.7 percent ($21,563) was used to purchase a company vehicle. By comparison, of the total amount expended in the first three months of 2004, $215,441 (82.0%) was used to purchase warehouse equipment, $19,072 (7.3%) was used to purchase a company vehicle and $16,723 (6.4%) was used to purchase computer equipment.

     In April, 2004, JP Morgan Chase Bank amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2006 maturity date. We use our unsecured $10 million revolving line of credit from time to time for our working capital and other financing needs. During the first three months of 2005, we borrowed $22,000,000 and repaid $19,545,000 from cash flow, leaving an outstanding balance of $2,455,000 under our line of credit on March 31, 2005. We make monthly interest payments on the outstanding balance of our line of credit. Our average outstanding balance on our line of credit for the first quarter of 2005 was $4,284,444.

     For the remaining nine months of 2005, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases.
Additional cash outlays anticipated for capital expenditures include approximately $213,000 to upgrade computer equipment, $100,000 to improve our automobile fleet, and $120,000 to purchase office furniture and equipment.

                                                             Page 18 of 21 Pages

     Our cash position of $1,919,498 at March 31, 2005 is anticipated to be sufficient to fund all planned capital expenditures and working capital needs, although some third party financing, including draws on our line of credit, may be needed.

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

       For a discussion of our critical accounting policies which relate to inventory, revenue recognition and allowance for doubtful accounts, and which remain unchanged, see our annual report on Form 10-K for the year ended December 31, 2004.

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

Item 3.   QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable

Item 4.   CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

          The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, they have concluded that such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)       Changes in Internal Controls

          There were no significant changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect such internal controls over financial reporting.


                                                             Page 19 of 21 Pages

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


                      Issuer Purchases of Equity Securities
----------------------------------------------------------------------------------------------------------------------------------
 Period                                    (a) Total              (b) Average        (c)Total Number            (d) Maximum
                                           Number of              Price Paid         of Shares (or              Number (or
                                           Shares (or             Per Share          Units) Purchased           Approximate
                                           Units)                 (or Unit)          as Part of                 Dollar Value)
                                           Purchased (1)                             Publicly                   of Shares (or
                                                                                     Announced Plans            Units) that May
                                                                                     or Programs                Yet Be
                                                                                                                Purchased Under
                                                                                                                the Plans or
                                                                                                                Programs
------------------------------------- ---------------------- ------------------ -------------------------- -----------------------

 January 1-31, 2005                        50 shares              $100.00                 0                          0

 February 1-28, 2005                    1,064 shares              $100.00                 0                          0

 March 1-31, 2005                         150 shares              $100.00                 0                          0
------------------------------------- ---------------------- ------------------ -------------------------- -----------------------
 Total                                  1,264 shares              $100.00                 0                          0
------------------------------------- ---------------------- ------------------ -------------------------- -----------------------

(1) We do not have any publicly announced repurchase programs. These shares were repurchased when certain member-dealers' stock ownership exceeded desired levels or upon the retirement of member-dealers from our buying group.


Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits

          Exhibit Number        Description
          --------------        -----------


              +10.1 Third Amendment to Employment Agreement between Handy Hardware Wholesale, Inc. and Jerry Donald Jameson, Jr. dated February 17, 2005 (filed as
                              Exhibit 99.1 to the Company's Form 8-K filed March 22, 2005, and incorporated herein by reference, File No. 0-15708).

              *31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              *31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              *32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
*Filed herewith
+Management Contract




                                                             Page 20 of 21 Pages

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


Date:  May 13, 2005


















                                                             Page 21 of 21 Pages