Form 10-K/A
period 2004-12-31
HANDY HARDWARE WHOLESALE INC
filed 2005-06-09
CIK 354053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                         Incorporated as to
         --------                                         ------------------

Notice and Proxy Statement for the                     Part III, Items 10, 11,
 Annual Meeting of Stockholders                              12, 13 and 14
   to be held April 18, 2005

                                Explanatory Note

     This Amendment No. 1 to the Handy Hardware Wholesale, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is being filed solely to include additional language in the Independent Auditor's Report regarding the audit being in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.





                                          /s/ Clyde D. Thomas
                                          ------------------------------------
                                          CLYDE D. THOMAS & COMPANY, P. C.
                                          Certified Public Accountants

June 9, 2005
Pasadena, Texas


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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

          (1)  Financial Statements                                                                       Reference
               --------------------                                                                       ---------
               Auditor's Report................................................................................  3

               Balance Sheets at December 31, 2004 and 2003....................................................  4

               Statements of Earnings for the years ended December 31, 2004, 2003 and 2002 ....................  6

               Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002 ........  7

               Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 ..................  9

               Notes to Financial Statements................................................................... 10

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



          (3)  Exhibits
               --------

               Exhibit
               Number
               -------

           +   31.1           Certification  of Chief Executive  Officer  Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the
                              Securities Exchange Act of 1934

           +   31.2           Certification  of the Chief Financial  Officer  Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of
                              the Securities Exchange Act of 1934.

           +   32.1           Certification  of the Chief  Executive  Officer and Chief  Financial  Officer  Pursuant to Rule
                              13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.
----------------------------
  +    Filed herewith.

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

                                       HANDY HARDWARE WHOLESALE, INC.


                                       /s/ Tina S. Kirbie
                                       ------------------------------------
                                       TINA S. KIRBIE
                                       Chief Financial and Accounting Office

June 9, 2005