Form 10-Q/A
period 2005-03-31
HANDY HARDWARE WHOLESALE INC
filed 2005-06-09
CIK 354053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A

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


                                                              Page 1 of 22 Pages

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 1 to the Handy Hardware Wholesale, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 is being filed solely to clarify the disclosure regarding the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report.




























                                                              Page 2 of 22 Pages

                         HANDY HARDWARE WHOLESALE, INC.

                                      INDEX



PART I     Financial Information                                       Page No.
                                                                       -------
       Item 1.    Financial Statements

                  Condensed Balance Sheet March 31, 2005
                     and December 31, 2004 ...........................      4-5

                  Condensed Statement of Earnings - Three Months
                     Ended March 31, 2005 and 2004....................        6

                  Condensed Statement of Cash Flows - Three Months
                     Ended March 31, 2005 and 2004....................      7-8

                  Notes to Condensed Financial Statements.............     9-14

       Item 2.    Management's Discussion & Analysis of Financial
                  Condition and Results of Operations.................    15-20

       Item 3.   Quantitative & Qualitative Disclosures About
                 Market Risk..........................................       20

       Item 4.   Controls and Procedures..............................       20


PART II    Other Information

       Item 1.   Legal Procedings.....................................       21

       Item 2.   Unregistered Sales of Equity Securities and
                 Use of Proceeds......................................       21

       Item 3.   Defaults upon Senior Securities......................       21

       Item 4.   Submission of Matters to a Vote of Security Holders..       21

       Item 5.   Other Information....................................       21

       Item 6.   Exhibits.............................................       21


Signatures............................................................       22


                                                              Page 3 of 22 Pages

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

                                                             Page 4 of 22 Pages


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




                                                             Page 5 of 22 Pages


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




                                                             Page 6 of 22 Pages


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



                                                             Page 7 of 22 Pages


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



                                                             Page 8 of 22 Pages

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

                                                              Page 9 of 22 Pages

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


                                                             Page 10 of 22 Pages

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


                                                             Page 11 of 22 Pages

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


                                                             Page 12 of 22 Pages

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


                                                             Page 13 of 22 Pages


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




































                                                             Page 14 of 22 Pages

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


                                                             Page 15 of 22 Pages

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
























                                                             Page 16 of 22 Pages

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










                                                             Page 17 of 22 Pages

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


                                                             Page 18 of 22 Pages

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

                                                             Page 19 of 22 Pages

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

Item 3.   QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable

Item 4.   CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

          The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that such disclosure controls and procedures are effective. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the disclosure controls and procedures are designed to ensure that information required to be disclosed in our filings under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

(b)       Changes in Internal Controls

          There were no significant changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect such internal controls over financial reporting.


                                                             Page 20 of 22 Pages

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




                                                             Page 21 of 22 Pages

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


Date:  June 9, 2005


















                                                             Page 22 of 22 Pages