Form 10-Q
period 2005-06-30
HANDY HARDWARE WHOLESALE INC
filed 2005-08-12
CIK 354053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 2005.

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

        Yes  [ ]      No [X]

The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 2005, was 10,280 shares of Class A Common Stock, $100 par value, and 91,286 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.


                                      INDEX


                                                                      Page No.
                                                                      --------
PART I   Financial Information

   Item 1.  Financial Statements

            Condensed Balance Sheets June 30, 2005
              and December 31, 2004 ...............................    3 - 4
            Condensed Statementa of Earnings - Three Months and
              Six Months Ended June 30, 2005 and 2004..............        5
            Condensed Statements of Cash Flows - Six Months
              Ended June 30, 2005 and 2004.........................         6
            Notes to Condensed Financial Statements................    7 - 12

   Item 2.  Management's Discussion & Analysis of Financial
              Condition and Results of Operations..................   13 - 19

   Item 3.  Quantitative & Qualitative Disclosures About
            Market Risk............................................        20

   Item 4.  Controls and Procedures................................        20


PART II  Other Information

   Item 1.  Legal Proceedings......................................        21

   Item 2.  Unregistered Sales of Equity Securities and
            Use of Proceeds........................................        21

   Item 3.  Defaults upon Senior Securities........................        22

   Item 4.  Submission of Matters to a Vote of Security Holders....        22

   Item 5.  Other Information......................................        22

   Item 6.  Exhibits...............................................        22

   Signatures......................................................        23



                                                              Page 2 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             CONDENSED BALANCE SHEET

                                                                                   JUNE 30,                    DECEMBER 31,
                                                                                    2005                           2004
                                                                                -----------------            -----------------
                                                                                  (Unaudited)
ASSETS
------

   CURRENT ASSETS
        Cash                                                                    $      1,768,872             $      1,389,062
        Accounts Receivable, net of                                                   15,315,789                   10,929,138
             subscriptions receivable in the
             amount of $94,205 for 2005 and
             $66,617 for 2004 (Note 7)
        Notes Receivable (Note 3)                                                            671                          953
        Inventory                                                                     22,910,549                   22,321,802
        Deferred Compensation Funded                                                      80,159                       80,159
        Other Current Assets                                                             515,940                      105,644
        Prepaid Income Tax                                                                    -0-                     238,431
                                                                                -----------------            -----------------
                                                                                $     40,591,980             $     35,065,189
                                                                                -----------------            -----------------
   PROPERTY, PLANT AND EQUIPMENT (Note 2)
        At Cost Less Accumulated Depreciation
             of $8,155,827(2005) and $7,682,646 (2004)                          $     14,940,749             $     15,033,352
                                                                                -----------------            -----------------
   OTHER ASSETS
        Notes Receivable (Note 3)                                               $        221,203             $        221,492
        Intangible Assets Less Accumulated Amortization
             $2,247 (2005) and $1,676 (2004)                                              14,897                       15,468
        Deferred Compensation Funded                                                      37,583                       80,159
        Other Noncurrent Assets                                                               -0-                       3,622
                                                                                -----------------            -----------------
                                                                                $        273,683             $        320,741
                                                                                -----------------            -----------------
        TOTAL ASSETS                                                            $     55,806,412             $     50,419,282
        ------------                                                           ==================            =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

   CURRENT LIABILITIES
        Notes Payable - Line of Credit                                          $      5,050,000             $      5,000,000
        Notes Payable-Stock (Note 4)                                                       9,000                       51,060
        Notes Payable-Capital Lease                                                        8,971                        9,780
        Accounts Payable - Trade                                                      21,022,857                   17,107,372
        Other Current Liabilities                                                      1,190,906                      253,559
        Deferred Compensation Payable                                                     80,159                       80,159
        Federal Income Taxes Payable (Note 5)                                             38,835                           -0-
                                                                                -----------------            -----------------
                                                                                $     27,400,728             $     22,501,930
                                                                                -----------------            -----------------

   NONCURRENT LIABILITIES
        Notes Payable-Stock (Note 4)                                            $        344,660             $         319,141
        Notes Payable-Capital Lease                                                           -0-                           -0-
        Notes Payable-Vendor                                                             221,203                       221,203
        Deferred Compensation Payable                                                     37,583                        80,159
        Deferred Income Taxes Payable (Note 5)                                           461,823                       510,412
                                                                                -----------------            -----------------
                                                                                $      1,065,269             $       1,130,915
                                                                                -----------------            -----------------

        TOTAL LIABILITIES                                                       $     28,465,997             $      23,632,845
        -----------------                                                       -----------------            ------------------



                  See Notes to Condensed Financial Statements.

                                                              Page 3 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                       CONDENSED BALANCE SHEET (CONTINUED)


                                                                                    JUNE 30,                   DECEMBER 31,
                                                                                     2005                          2004
                                                                                -----------------            -----------------
                                                                                  (Unaudited)
   STOCKHOLDERS' EQUITY
        Common Stock, Class A,
             authorized 30,000 shares, $100
             par value per share, issued
             10,520 & 10,200 shares                                             $      1,052,000             $      1,020,000

        Common Stock, Class B,
             authorized 200,000 shares, $100
             par value per share, issued
             91,465 & 86,611 shares                                                    9,146,500                    8,661,100

        Common Stock, Class B
             Subscribed 4,852.96 & 4,867.26 shares                                       485,296                      486,726
                Less Subscription Receivable                                             (47,102)                     (33,308)

        Preferred Stock 7.25% Cumulative,
             authorized 200,000 shares, $100
             par value per share, issued
             94,155.25 & 89,191.25 shares                                              9,415,525                    8,919,125

        Preferred Stock, Subscribed
             4,852.96 & 4,867.26 shares                                                  485,296                      486,726
                Less Subscription Receivable                                             (47,102)                     (33,308)

        Paid in Surplus                                                                  613,382                      599,930
                                                                                -----------------            -----------------
                                                                                $     21,103,795             $     20,106,991
        Less: Cost of Treasury Stock
             2,292.00 and -0- shares                                                    (229,200)                          -0-
                                                                                -----------------            -----------------
                                                                                $     20,874,595             $     20,106,991

        Retained Earnings exclusive of other
             comprehensive loss (Note 6)                                               6,467,941                    6,679,919

        Retained Earnings applicable to other
             comprehensive loss (Note 6)                                                  (2,121)                        (473)
                                                                                -----------------            -----------------
                                                                                       6,465,820                    6,679,446
                                                                                -----------------            -----------------

             Total Stockholders' Equity                                         $     27,340,415             $     26,786,437
             --------------------------                                         -----------------            -----------------

         TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                                                   $     55,806,412             $     50,419,282
         --------------------                                                   =================            =================





                  See Notes to Condensed Financial Statements.

                                                              Page 4 of 23 Pages


                         HANDY HARDWARE WHOLESALE, INC.
                         CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                  ----------------------------   ----------------------------
                                                                       2005           2004           2005          2004
                                                                  -------------  -------------   -------------  -------------
REVENUES
  Net Sales                                                       $ 52,744,122   $ 48,690,876    $108,095,442   $100,965,188
  Sundry Income                                                      1,010,316        757,137       2,702,143      2,700,846
                                                                  -------------  -------------   -------------  -------------
TOTAL REVENUES                                                    $ 53,754,438   $ 49,448,013    $110,797,585   $103,666,034
                                                                  -------------  -------------   -------------  -------------

EXPENSE
  Net Mat'l. Costs                                                $ 46,330,796   $ 42,603,125    $ 96,184,033   $ 89,168,711
  Payroll Costs                                                      2,734,364      2,515,584       5,291,108      4,970,216
  Other Operating Costs                                              4,180,358      3,777,486       8,624,270      8,047,186
  Interest Expense                                                      28,157         30,389          60,914         53,873
                                                                  -------------  -------------   -------------  -------------
TOTAL EXPENSE                                                     $ 53,273,675   $ 48,926,584    $110,160,325   $102,239,986
                                                                  -------------  -------------   -------------  -------------

EARNINGS BEFORE PROVISIONS FOR ESTIMATED FEDERAL INCOME TAX       $    480,763   $    521,429    $    637,260   $  1,426,048

PROVISIONS FOR ESTIMATED FEDERAL INCOME TAX (Note 5&6)                (170,357)      (194,733)       (229,526)      (510,220)
                                                                  -------------  -------------   -------------  -------------

NET EARNINGS                                                      $    310,406   $    326,696    $    407,734   $    915,828

LESS ESTIMATED DIVIDENDS ON PREFERRED STOCK                           (154,928)      (143,181)       (309,856)      (286,362)

                                                                  -------------  -------------   -------------  -------------
NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                    $    155,478   $    183,515    $     97,878   $    629,466
                                                                  =============  =============   =============  =============

NET EARNINGS PER SHARE OF COMMON STOCK,
  CLASS A & CLASS B (Note 1)                                      $       1.49   $       1.84    $       0.95   $       6.36
                                                                  =============  =============   =============  =============

OTHER COMPREHENSIVE EARNINGS (LOSS)
  Unrealized Earnings (Loss) on Securities (Note 6)               $        876   $        517    $     (2,497)  $      4,360
  Provision for Federal Income Tax (Note 5&6)                             (288)          (175)            849         (1,482)
                                                                  -------------  -------------   -------------  -------------
  Other Comprehensive Earnings (Loss) Net of Tax                  $        588   $        342    $     (1,648)  $      2,878
                                                                  -------------  -------------   -------------  -------------
TOTAL COMPREHENSIVE EARNINGS (NOTE 6)                             $    156,066   $    183,857    $     96,230   $    632,344
                                                                  =============  =============   =============  =============



                  See Notes to Condensed Financial Statements.



                                                              Page 5 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                -----------------------------
                                                                                    2005            204
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITY
  Net Earnings Plus Other Comprehensive Earnings (Note 6)                       $    406,086    $    918,706
                                                                                -------------   -------------
  Adjustments to Reconcile Net
    Earnings to Net Cash Provided by
    Operating Activities:
       Amortization                                                             $        571    $        324
       Depreciation                                                                  487,697         465,092
       Gain on Sale of Property, Plant & Equipment                                   (14,516)         (4,584)
       Increase(Decrease)in Deferred Income Tax                                      (48,589)         10,543
       Unrealized gain (loss) in fair market value of securities                       2,497          (4,360)
       Deferred Compensation Funded                                                   40,079          36,871

  Changes in Assets and Liabilities
    Increase in Accounts Receivable                                             $ (4,386,651)   $ (1,592,189)
    Decrease in Notes Receivable                                                         571          25,791
    Increase in Inventory                                                           (588,747)     (1,427,803)
    Increase in Other Assets                                                        (406,674)       (706,765)
    Decrease in Prepaid Income Tax                                                   238,431         183,205
    Decrease in Note Payable-Vendor                                                       -0-        (23,385)
    Increase (Decrease) in Accounts Payable                                        3,915,485        (652,919)
    Increase (Decrease) in Other Liabilities                                         937,347         918,372
    Increase in Federal Income Taxes Payable                                          38,835           5,771
    Decrease in Deferred Compensation Payable                                        (42,576)        (31,603)
                                                                                -------------   -------------
       TOTAL ADJUSTMENTS                                                        $    173,760    $ (2,797,639)
                                                                                -------------   -------------
       NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                     $    579,846    $ (1,878,933)
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                                          $   (465,171)   $   (357,483)
  Sale of Property, Plant & Equipment                                                 84,593          58,689
  Reinvested dividends, interest & capital gains                                          -0-           (908)
                                                                                -------------   -------------
       NET CASH USED FOR INVESTING ACTIVITIES                                   $   (380,578)   $   (299,702)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Note Payable - Line of Credit                                     $     50,000    $  3,870,000
  Decrease in Notes Payable - Stock                                                  (16,541)       (270,560)
  Decrease in Notes Payable - Capital Lease                                             (809)        (14,051)
  Increase in Subscription Receivable                                                (27,588)        (19,110)
  Proceeds From Issuance of Stock                                                  1,024,392       1,110,746
  Purchase of Treasury Stock                                                        (229,200)       (931,300)
  Dividends Paid                                                                    (619,712)       (572,724)
                                                                                -------------   -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                   $    180,542    $  3,173,001
                                                                                -------------   -------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                         $    379,810    $    994,366

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,389,062       1,066,679
                                                                                -------------   -------------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                        $  1,768,872    $  2,061,045
                                                                                =============   =============

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
     Interest Expense Paid                                                      $     60,712    $     53,873
     Income Taxes Paid                                                                   -0-         495,388


                  See Notes to Condensed Financial Statements.

                                                              Page 6 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES
-----------------------------

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

(2)      General Information:
         -------------------

         The accompanying unaudited condensed financial statements included herein have been prepared by us. The financial statements reflect all adjustments, which were all of a recurring nature, and which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). We believe that the disclosures made are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K Annual Report. The condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet as of that date. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

(5)      Earnings Per Share:
         ------------------
         Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Financial Accounting Standard No. 128 as follows:

                                                                          THREE MONTHS                 SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                   ----------------------------   ----------------------------
                                                                        2005          2004             2005          2004
                                                                   -------------  -------------   -------------  -------------
Calculation of Net Earnings Per Share of Common Stock

      Net Earnings Before Preferred Dividends                      $    310,406   $    326,696    $    407,734   $    915,828
      Less: Estimated Dividends on Preferred Stock                     (154,928)      (143,181)       (309,856)      (286,362)
                                                                   -------------  -------------   -------------  -------------
      Net Earnings Applicable to Common Shareholders               $    155,478   $    183,515    $     97,878   $    629,466

      Weighted Average
          Shares of Common Stock (Class A & Class B) outstanding        104,287         99,667         102,864         98,945

      Net Earnings Per Share of Common Stock                       $       1.49   $       1.84    $       0.95   $       6.36
                                                                   =============  =============   =============  =============


                                                              Page 7 of 23 Pages

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

         Because we are unable to anticipate the amount of the Preferred Stock dividends to be paid in the first quarter of 2006, we do not accrue a liability for the payment of those dividends on our balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, we show an estimated portion of the annual dividends to be paid in the first quarter of 2006 based on one-half ($309,856) of the annual dividends paid in the first quarter of 2005.

         When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the six months ended June 30, 2005 contained herein, therefore, are net of dividends actually paid during the first quarter of 2005 in the amount of $619,712.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT
------------------------------------

Property, Plant & Equipment consists of:

                                                                      JUNE 30,      DECEMBER 31,
                                                                        2005           2004
                                                                   -------------   -------------
Land                                                               $  3,207,866    $  3,207,866
Building & Improvements                                              15,470,227      15,467,169
Furniture, Computer, Warehouse                                        3,877,604       3,481,948
Transportation Equipment                                                540,879         559,015
                                                                   -------------   -------------
                                                                   $ 23,096,576    $ 22,715,998

Less:  Accumulated Depreciation                                      (8,155,827)     (7,682,646)
                                                                   -------------   -------------
                                                                   $ 14,940,749    $ 15,033,352
                                                                   =============   =============


                                                              Page 8 of 23 Pages

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

Notes Receivable are classified as follows:

                                               CURRENT PORTION               NONCURRENT PORTION
                                          ----------------------------   ----------------------------
                                             JUNE 30,    DECEMBER 31,       JUNE 30,    DECEMBER 31,
                                               2005         2004             2005          2004
                                          -------------  -------------   -------------  -------------
Deferred Agreements                       $         -0-  $         -0-   $    221,203   $    221,203
Installment Sale Agreements                         671            953             -0-           289
                                          -------------  -------------   -------------  -------------
                                          $        671   $        953    $    221,203   $    221,492
                                          =============  =============   =============  =============


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

Notes payable - stock are classified as follows:
otes Receivable are classified as follows:

                                               CURRENT PORTION               NONCURRENT PORTION
                                          ----------------------------   ----------------------------
                                             JUNE 30,    DECEMBER 31,       JUNE 30,    DECEMBER 31,
                                               2005         2004             2005          2004
                                          -------------  -------------   -------------  -------------
                                          $      9,000   $     51,060    $    344,660   $    319,141

Principal payments due over the next five years are as follows:

     2005                  $  9,000
     2006                    17,600
     2007                   150,440
     2008                    17,500
     2009                   120,520
     Thereafter              38,600
                            -------
                           $353,660

                                                              Page 9 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES
---------------------

We adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

                                                                           JUNE 30,               DECEMBER 31,
                                                                             2005                     2004
                                                                        -------------            -------------
Excess of tax over book depreciation                                    $  2,006,490             $  2,169,097

Allowance for Bad Debt                                                       (41,570)                 (41,570)
Inventory - Ending inventory adjustment
     for tax recognition of Sec. 263A Uniform Capitalization Costs          (496,964)                (476,581)

Deferred Compensation                                                       (109,655)                (149,734)
                                                                        -------------            -------------
     Total                                                              $  1,358,300             $  1,501,212
     Statutory Tax Rate                                                          34%                      34%
                                                                        -------------            -------------
     Cumulative Deferred Income Tax Payable                             $    461,823             $    510,412
                                                                        =============            =============
     Classified as:
           Current Liability                                            $         -0-            $         -0-
           Noncurrent Liability                                              461,823                  510,412
                                                                        -------------            -------------
                                                                        $    461,823             $    510,412
                                                                        =============            =============

Reconciliation  of income  taxes on the  difference  between  tax and  financial accounting is as follows:

                                                                       SIX MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30,                 JUNE 30,
                                                                             2005                     2004
                                                                        -------------            -------------
Principal Components of Income Tax Expense
     Federal:
           Current
           -------
           Income tax paid                                              $         -0-            $    312,182
           Carry-over of prepayment from prior year                          238,431                  183,206
           Refund received for overpayment from prior year                        -0-                      -0-
                                                                        -------------            -------------
                                                                        $    238,431             $    495,388
     Federal Income Tax Payable                                               38,835                    5,771
           Carry-over to subsequent year                                          -0-                      -0-
                                                                        -------------            -------------
             Income tax for tax reporting at statutory rate of 34%      $    277,266             $    501,159

           Deferred
           --------
           Adjustments for financial reporting:
             Depreciation                                                    (55,286)                   4,319
             263A Uniform Capitalization Costs                                (6,930)                  (6,003)
             Other                                                            14,476                   10,745
                                                                        -------------            -------------
Provision for federal income tax                                        $    229,526              $   510,220
                                                                        =============            =============

     We are not exempt from income tax except for municipal bond interest. There was no municipal bond interest in the first six months of 2005.

     We are not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and are not entitled to deduct preferred dividends in determining our taxable income.

                                                             Page 10 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - COMPONENTS OF COMPREHENSIVE EARNINGS (LOSS)
----------------------------------------------------

1. Deferred compensation funded in the amount of $117,742 on the Balance Sheet as a current asset in the amount of $80,159 and as a non-current asset in the amount of $37,583 at June 30, 2005, includes equity securities classified as investments available for sale in the amount of $117,742 at fair market value. The $117,742 includes $3,213 unrealized loss on securities resulting from the decrease in fair market value. The cost of the equity securities is $120,955.

2.     Changes in Equity securities Quarter Ended

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                             2005                  CUMULATIVE
                                                                        -------------            -------------
     Beginning Balance-January 1, 2005                                  $    160,318             $         -0-
     Purchases                                                                    -0-                 117,400
     Dividends, interest and capital gains                                        -0-                 177,500
     Deferred Compensation Funded                                            (40,079)                (173,945)
     Unrealized gains (losses) on securities
           resulting from increase (decrease)
           in fair market value                                               (2,497)                  (3,213)
                                                                        -------------            -------------
     Balance-June 30, 2005                                               $   117,742             $    117,742
                                                                         =============            =============

3. Components of Net Earnings plus Other Comprehensive Loss and Components of Total Comprehensive Earnings for the six months ended June 30, 2005:


                                                    Other Comprehensive                            Net Earnings Plus Other
          Net Earnings                                Earnings (Loss)                           Comprehensive Earnings (Loss)
------------------------------------           -------------------------------               -----------------------------------
Earnings Before Provision                      Unrealized Loss
  For Federal Income Tax     $637,260            on Securities         $(2,497)              Net Earnings:             $407,734

Provision for                                 Provision for                                  Other Comprehensive
  Federal Income Tax         (229,526)          Federal Income Tax         849                 Loss                      (1,648)
                             --------                                  --------                                        --------
                                              Other Comprehensive                            Net Earnings Plus Other
Net Earnings                 $407,734           Loss                   $(1,648)                 Comprehensive Loss     $406,086
                             ========                                  ========                                        ========



    Net Earnings Applicable                        Other Comprehensive                               Total Comprehensive
    To Common Stockholders                                Loss                                          Earnings (Loss)
------------------------------------           -------------------------------               -----------------------------------
                                               Unrealized Loss                               Net Earnings Applicable
Net Earnings                 $407,734            on Securities         $(2,497)                to Common Stockholders   $ 97,878

Less Estimated Dividends                      Provision for                                  Other Comprehensive
   On Preferred Stock        (309,856)         Federal Income Tax          849                 Loss                       (1,648)
                             --------                                  -------                                          --------
Net Earnings Applicable                       Other Comprehensive                            Total Comprehensive
  to Common Stockholders     $ 97,878           Loss                   $(1,648)                 Earnings                $ 96,230
                             ========                                  ========                                         ========


4.   Components of Retained Earnings

                                                      Retained Earnings        Retained Earnings
                                                      Exclusive of Other       Applicable to Other
                                                      Comprehensive Loss       Comprehensive Loss            Total
                                                      ------------------       ------------------       ------------------
   Balance-January 1, 2005                            $        6,679,919       $            (473)       $        6,679,446
   Add: Net earnings 3 months ended  June 30, 2005               407,734                  (1,648)                  406,086
   Deduct: Cash Dividends on Preferred Stock                    (619,712)                   (-0-)                 (619,712)
                                                      ------------------       ------------------       ------------------
   Balance-June 30, 2005                              $        6,467,941       $          (2,121)       $        6,465,820
                                                      ==================       ==================       ==================

                                                             Page 11 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.



                                                            June 30, 2005       December 31, 2004
                                                          -----------------     -----------------
Accounts Receivable                                       $     15,451,564      $     11,037,325
Subscription Receivable                                            (94,205)              (66,617)
Allowance for Doubtful Accounts                                    (41,570)              (41,570)
                                                          -----------------     -----------------
Accounts Receivable, Net of
     Subscription Receivable and
     Allowance for Doubtful Accounts                      $     15,315,789      $     10,929,138
                                                          =================     =================






















                                                             Page 12 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

     For the first six months of 2005, we continued to widen our offering of products in order to give member-dealers more variety in what they can offer to their customers. In addition, we continued to explore expanding our presence geographically to increase the number of member-dealers as a means of continuing the growth of net sales. Further, March 2005 was the largest sales month in the history of Handy. Overall, for the first six months of 2005, we strove to maintain our steady growth while continuing to meet our goals of providing quality goods to our member-dealers.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     NET SALES. Net sales in the second quarter of 2005 increased 8.3% ($4,053,246) from net sales during the same period in 2004, while increasing 5.0% ($2,328,753) between the respective second quarters of 2003 and 2004. Net sales during the first six months of 2005 increased 7.1% ($7,130,254) compared to an increase in sales of 5.9% ($5,628,778) for the same period in 2003 and 2004.

     Net sales growth during the second quarter and first six months of 2005 was mainly attributable to strong increases in both regular sales and sales generated from our spring trade show, as well as sales from other marketing initiatives which helped member-dealers maintain their competitiveness in their selling territories.

     NET MATERIAL COSTS AND REBATES. Net material costs for the second quarter and first six months of 2005 were $46,330,796 and $96,184,033, respectively, compared to $42,603,125 and $89,168,711, respectively, for the same periods in 2004. Net material costs for the second quarter and first six months of 2005 increased 8.7 percent and 7.9 percent, respectively, from the same periods in 2004. The increases in net material costs of 8.7 percent and 7.9 percent were larger than the increases in net sales for the same periods primarily due to a change in the mix of inventory from period to period. As a result, net material costs were 87.8 percent of net sales in the second quarter of 2005, as compared to 87.5 percent of sales for the same period in 2004, while for the first six months of 2005 and 2004 net materials costs were 89.0 percent and 88.3 percent of sales, respectively. The relative stability in net material costs as a percentage of net sales, was primarily the result of continued improvements in warehouse efficiencies offset by a timing difference in the benefits recognized on special warehouse market purchases.

     PAYROLL COSTs. Payroll costs for the second quarter of 2005 increased by $218,780 (8.7%) from the second quarter of 2004 level, and increased by $320,892 (6.5%) for the first six months of 2005 from the same period in 2004, resulting from salary increases needed to attract or retain high-quality employees as well as an increase in overtime payroll costs as a result of increased spring market warehouse sales which grew by 22.1 percent (2005-$6,926,445 vs 2004-$5,674,341).

     Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the second quarter of 2005 and 2004 constituted 5.2 percent of net sales and 5.1 percent of total expenses. Payroll costs were approximately 4.9 percent of both net sales and total expenses for the first six months of both 2005 and 2004. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

     OTHER OPERATING COSTS. During the second quarter and the first six months of 2005, other operating costs increased by $402,872 (10.7%) and $577,084 (7.2%), respectively, compared to the same periods of 2004. Other operating costs increased slightly as a percentage of total expenses, accounting for 7.8% of total expenses in the second quarter of 2005 as compared to 7.7% of total expenses for the second quarter of 2004. For the six month period ending June 30, 2005, other operating costs were 7.8% of total expenses as compared to 7.9% of total expenses during the same period in 2004.

     The increase in other operating costs in the first six months of 2005 from the first six months of 2004, can be attributed to an increase in warehouse and delivery expense ($500,249), most notably in fuel costs, contract delivery costs and rental equipment costs ($476,598) which together accounted for 95.3% of the increase.

                                                             Page 13 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET EARNINGS AND EARNINGS PER SHARE
-----------------------------------

     NET EARNINGS - SECOND QUARTER. Net sales for the second quarter of 2005 increased by $4,053,246 (8.3%), net material costs for the same period increased by $3,727,671 (8.7%) compared in both cases to levels in the second quarter of 2004, resulting in an increase in gross margin of $325,575 (5.3%). The increase in gross margin, as well as an increase in sundry income of $253,179, was offset by an increase in payroll costs of $218,780 (8.7%) and an increase in other operating costs of $402,872 (10.7%). Thus after tax net earnings decreased $16,290 (5.0%), from $326,696 in the second quarter of 2004 to $310,406 for the same 2005 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive losses resulted in total comprehensive earnings for 2005 of $156,066, compared to total comprehensive earnings of $183,857 for the same 2004 period, for an overall decrease of $27,791.

     NET EARNINGS - FIRST SIX MONTHS. Net sales for the first six months of 2005 increased by $7,130,254 (7.1%), net material costs for the same period increased by $7,015,322 (7.9%) compared in both cases to levels in the first six months of 2004, resulting in an increase in gross margin of $114,932 (1.0%). The increase in gross margin was offset by an increase of $320,892 in payroll costs (6.5%) and an increase in other operating costs of $577,084 (7.2%). Thus after tax net earnings decreased by $508,094 (55.5%), from $915,828 in the first half of 2004 to $407,734 for the same 2005 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive losses resulted in total comprehensive earnings for the first half of 2005 of $96,230, compared to total comprehensive earnings of $632,344 for the same 2004 period, for an overall decrease of $536,114.

     EARNINGS PER SHARE. Our earnings per share decreased by 19.0% in the comparative second quarters of 2005 and 2004 and decreased by 85.1% for the first six months of 2005 as compared to the same period of 2004, from net earnings per share of $1.84 for the 2004 second quarter, to net earnings per share of $1.49 for the same 2005 period and a decrease in six months earnings per share from $6.36 per share in the 2004 period to $0.95 per share for the 2005 period. The decrease in 2005 is due to the factors previously discussed, as well as estimated dividends accrued in the second quarter and first six months of 2005 which represented a larger percentage of 2005 net earnings, (second quarter 2005-49.9% versus second quarter 2004-43.8%; and first six months of 2005-76.0% versus first six months of 2004-31.3%).

     SEASONALITY. Our quarterly net earnings generally vary based on the timing of events which affect our sales. Traditionally, our first and third quarter earnings are negatively affected by the increased level of direct sales (with no markup) during our semiannual trade show which is always held in those quarters. Generally, there is an overall increase in sales during the trade show which typically offsets the effect of increased direct sales with no markup. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather conditions and the economic conditions in our selling territories. For example, during the first six months of 2005, the cumulative effect of significant increases in fuel prices on the cost of deliveries and on the cost of inventory products caused a dramatic decrease in net earnings for that period.

                                                             Page 14 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
---------------------------------------------

     The following is a summary of selected quarterly financial data for each quarterly period beginning July 1, 2003 and ending June 30, 2005;

                             2003                                              2004                             2005
               -------------------------   ------------------------------------------------------    --------------------------
               Qtr. Ended    Qtr. Ended    Qtr. Ended     Qtr. Ended    Qtr. Ended    Qtr. Ended     Qtr. Ended      Qtr. Ended
                09-30-03      12-31-03      03-31-04       06-30-04      09-30-04      12-31-04       03-31-05        06-30-05
               -----------   -----------   -----------    -----------   -----------   -----------    ---------------------------
Sales          $49,947,734   $43,784,516   $52,274,312    $48,690,876   $53,600,240   $43,762,183    $55,351,320     $52,744,122

Net
Mat'l
Costs           44,879,936    38,302,519    46,565,586     42,603,125    47,941,956    37,944,375     49,853,237      46,330,796

Gross
Margin           5,067,798     5,481,997     5,708,726      6,087,751     5,658,284     5,817,808      5,498,083       6,413,326

Other
Operating
Expenses         6,446,809     6,090,815     6,747,816      6,323,459     7,049,389     6,700,343      7,033,413       6,942,879

Income           1,705,174       693,239     1,943,709        757,137     1,783,777       805,819      1,691,827       1,010,316

Pre-Tax Net
Earnings(1)        326,163        84,421       904,619        521,429       392,672      (76,716)        156,497         480,763

_____________________________
(1) Excludes other comprehensive income/(loss).


     Trends.
     ------
     As reflected in our numbers for the first six months of 2005, our fuel and delivery expenses have steadily increased. We expect that increased fuel and delivery costs will continue for the foreseeable future, as part of a general nationwide trend as gasoline and diesel prices remain high due to domestic and world market conditions as well as Department of Transportation regulations. In addition, because of Handy's proximity to the Port of Houston, we will increase our import program to help member-dealers stay competitive in their respective markets.

                                                             Page 15 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     FINANCIAL CONDITION AND LIQUIDITY. During the period ending June 30, 2005, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make investments in inventory, warehouse and computer equipment, software, and office furniture and equipment. However, net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers,
(iii) payment terms we offer our member-dealers, and (iv) the state of the regional economy in our selling territories.

During the first six months of 2005 our cash and cash equivalents decreased $292,173 as compared to cash generated in the first six months of 2004, versus a decrease of $169,312 when comparing the same 2004 period to that of 2003. During the first six months of 2005, we generated cash flow from operating activities of $579,846, as compared to cash flow used for operating activities of $1,878,933 in the first six months of 2004. This increase in cash flow in the 2005 period was principally attributable to a significant increase in accounts payable, which increased sevenfold compared to the same 2004 period and a smaller increase in inventory in the 2005 period offset by a larger increase in accounts receivable during the first six months of 2005 than during the first six months of 2004.

Accounts payable increased $3,915,485 during the first six months of 2005 as compared to a decrease of $652,919 during the same period in 2004. The difference in the increase during these two periods was due primarily to variations in extended payment terms offered to us by suppliers as well as the timing of our spring trade show which was held later in the first quarter of 2005 than the 2004 trade show.

We had approximately 43,290 stockkeeping units in inventory in the period ending June 30, 2005, which were maintained as a result of management's strategy to increase the breadth and depth of inventory to better meet the needs of our member-dealers. The increase in inventory of $588,747 in the first six months of 2005, was lower (58.8%) than the increase in inventory of $1,427,803 in the same period in 2004, due to the fact that we had more accurately estimated the level of warehouse inventory needed to meet our member-dealers' inventory requirements. The inventory turnover ratio for the first six months of 2005 was
5.38 turns as compared to 5.63 turns for the same period in 2004.

In the first six months of 2005 and 2004, accounts receivable increased $4,386,651 and $1,592,189, respectively. For both periods, this variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers by the vendors and by the Company based upon quantities purchased. The accounts receivable turnover ratio for the first six months of 2005 was 8.24 turns as compared to 8.17 turns for the same period in 2004.

For the period ended June 30, 2005, net earnings plus other comprehensive loss were $406,086, compared to net earnings plus other comprehensive earnings of $918,706 for the same 2004 period. This 56% decrease was mainly attributable to an increase in other operating expenses and payroll costs.

Net cash used for investing activities increased from $299,702 in the first half of 2004 to $380,578 for the same period in 2005. In the first six months of 2005 the Company upgraded its computer system, warehouse equipment, automobile fleet and office equipment.

Net cash provided by financing activities was $180,542 in the period ending June 30, 2005 as compared to net cash provided by financing activities of $3,173,001 during the same period in 2004. This considerable difference was principally attributable to funds being used during 2005 to pay down draws on the Company's line of credit which were made throughout 2004 and through the first six months of 2005.

                                                             Page 16 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                                        JUNE 30,        DECEMBER 31,      JUNE 30,
                                                          2005             2004             2004
                                                      -------------    -------------    -------------
Working Capital                                       $ 15,716,252     $ 12,563,259     $ 14,775,566

Current Ratio                                            1.5 to 1         1.6 to 1          1.6 to 1

Long-term Debt as Percentage of Capitalization            3.7%             4.2%              15.8%


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

Off-Balance Sheet Arrangements
------------------------------
       As of June 30, 2005, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Commitments and Obligations
---------------------------------------
       Our contractual obligations for the next five years and thereafter are as follows:

                                                          Year Ended December 31,
                         ------------------------------------------------------------------------------------------------
                           2005 (2)         2006          2007            2008         2009      Thereafter       Total
                         ----------     ----------    -----------    ----------    ----------    ----------    ----------
Contractual
   Obligation(1):

Non-cancelable
  Operating Leases       $  556,988     $  992,879    $  936,219     $  668,661    $  428,842    $  316,280    $3,899,869

Credit Facility
  which expires in
  April 2006 (1)                (1)            (1)            --             --            --            --            --

Notes Payable -
  Stock                       9,000         17,600       150,440         17,500       120,520        38,600       353,660

Notes Payable -
  Vendor
  Consignment                   -0-            -0-            -0-           -0-           -0-       221,203       221,203

Non-cancelable
  Capital Leases              8,971            -0-            -0-           -0-           -0-           -0-         8,971
                         ----------     ----------    -----------    ----------    ----------    ----------    ----------
                         $  574,959     $1,010,479    $ 1,086,659    $  686,161    $  549,362    $  576,083    $4,483,703
                         ==========     ==========    ===========    ==========    ==========    ==========    ==========
________________________
(1)  There was  $5,000,000  outstanding  on the  Company's  credit  facility  at December  31, 2004 and  $5,050,000 outstanding on June 30, 2005. The amounts outstanding under the credit facility fluctuate on a daily basis.

(2)  July 1 through December 31, 2005.


                                                             Page 17 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Resources
-----------------

       In the six month periods ending June 30, 2005 and June 30, 2004, our investment in capital assets was $465,171 and $357,483, respectively. Approximately 50.8 percent ($236,313) of the amount expended in the first six months of 2005 was used to purchase computer equipment, 20.1 percent ($93,677) was used to upgrade warehouse equipment, 14.3 percent ($66,457) was used to purchase company vehicles and 14.1 percent ($65,666) was used to purchase office furniture and equipment. By comparison, of the total amount expended in the first six months of 2004, $234,735 (65.7%) was used to purchase warehouse equipment, $58,536 (16.4%) was used to purchase company vehicles and $27,873 (7.8%) was used to purchase computer equipment.

In April, 2004, J. P. Morgan Chase Bank amended the Company's existing unsecured $10 million revolving line of credit to provide for an April 30, 2006 maturity date. No principal is required to be repaid prior to the maturity date. We use our unsecured $10 million revolving line of credit from time to time for our working capital and other financing needs. As of December 31, 2004 the Company owed $5,000,000 on the line of credit. During the first six months of 2005, we borrowed $36,055,000 and repaid $36,005,000 from cash flow, leaving an outstanding balance of $5,050,000 under our line of credit on June 30, 2005. We make monthly interest payments on the outstanding balance of our line of credit. For the first six months of 2005, our average monthly interest payment was $8,156. Our average outstanding balance on our line of credit for the first six months of 2005 was $2,736,105.

For the remaining six months of 2005, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for capital expenditures include approximately $45,000 to upgrade computer equipment, $60,000 to improve our automobile fleet, $10,000 to purchase office furniture and equipment and $10,000 to purchase additional shelving for the warehouse. Our cash position of $1,768,872 at June 30, 2005 is anticipated to be sufficient to fund all planned capital expenditures and working capital needs, although some third party financing, including draws on our line of credit, may be needed.

OTHER EVENTS
------------

     We have recently begun taking steps which will allow us to propose to our shareholders a recapitalization of the Company so that we can operate as a "co-op" under Subchapter T of the Internal Revenue Code. This would include applying to the SEC for a "no-action" letter which would terminate our reporting as a public company. If we pursue this course, member-dealers would no longer receive quarterly or annual SEC reports. However, we would continue to provide annual audited financial statements to member-dealers. The principal reason for undertaking this effort is the increased costs of being a public company, particularly the cost of complying with Section 404 of the Sarbanes-Oxley Act regarding documentation, assessment and attestation as to the effectiveness of our internal controls over financial reporting. Any such recapitalization is subject to approval by the shareholders and receipt of a "no-action" letter from the SEC.

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

       For a discussion of our critical accounting policies which relate to inventory, revenue recognition and allowance for doubtful accounts, and which remain unchanged, see our annual report on Form 10-K for the year ended December 31, 2004.

                                                             Page 18 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                           FORWARD-LOOKING STATEMENTS
                           ---------------------------

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

                                                             Page 19 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.

Item 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         Not Applicable

Item 4.  CONTROLS AND PROCEDURES
---------------------------------

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

                                                             Page 20 of 23 Pages

                         HANDY HARDWARE WHOLESALE, INC.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None
---------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------



                                            Issuer Purchases of Equity Securities
----------------------------------------------------------------------------------------------------------------------------------
 Period                                    (a) Total              (b) Average        (c)Total Number            (d) Maximum
                                           Number of              Price Paid         of Shares (or              Number (or
                                           Shares (or             Per Share          Units) Purchased           Approximate
                                           Units)                 (or Unit)          as Part of                 Dollar Value)
                                           Purchased (1)                             Publicly                   of Shares (or
                                                                                     Announced Plans            Units) that May
                                                                                     or Programs                Yet Be
                                                                                                                Purchased Under
                                                                                                                the Plans or
                                                                                                                Programs
------------------------------------- ---------------------- ------------------ -------------------------- -----------------------
January 1-31, 2005                               50 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
February 1-28, 2005                           1,064 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
March 1-31, 2005                                150 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
April 1-30, 2005                                100 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
May 1-31, 2005                                  660 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
June 1-30, 2005                                 268 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
Total                                         2,292 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------

(1)  We do not have any  publicly  announced  repurchase  programs.  These  shares were  repurchased  when  certain member-dealers'  stock ownership  exceeded  desired levels or upon the retirement of  member-dealers  from our buying group.


                                                             Page 21 of 23 Pages

                                          HANDY HARDWARE WHOLESALE, INC.


Item 3.  Defaults Upon Senior Securities - None
-----------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Annual Shareholders Meeting held on April 18, 2005, Ken Blackmon, Susie Bracht-Black and Suzanne Elliott were elected to serve as Directors of the Company for three-year terms. Additionally, Don Jameson, President of the Company, was elected to serve as Director for a one-year term. The other Directors continuing to serve are: Craig Blum, Terrill Bartlett and Leroy Welborn, whose terms will expire at the Annual Shareholders Meeting to be held in April 2006, and Doug Ashy, Jr., Bobby Hill and Jimmy Pate, whose terms will expire at the Annual Shareholders Meeting in April 2007.


                             No. of Votes      No. of Votes      No. of Votes
Nominees for Directors           For             Against            Abstain        Approval
--------------------------   ------------      ------------      ------------    --------------
Ken Blackmon                    5370               200               -0-              Yes
Susie Bracht-Black              5330               240               -0-              Yes
Suzanne Elliott                 5370               200               -0-              Yes
Don Jameson                     5310               260               -0-              Yes



Item 5.  Other Information - None
---------------------------------

Item 6.  Exhibits
-----------------

                      Exhibit Number

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




                                                           Page 22 of 23 Pages

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HANDY HARDWARE WHOLESALE, INC.



                                       /s/ Don Jameson
                                       ------------------------------------
                                       DON JAMESON
                                       President
                                       (Chief Executive Officer)



                                       /s/ Tina S. Kirbie
                                       ------------------------------------
                                       TINA S. KIRBIE
                                       Executive Vice President
                                       Secretary and Treasurer
                                       (Chief Financial and Accounting Officer)



Date: August 10, 2005







                                                             Page 23 of 23 Pages