Form 10-Q
period 2005-09-30
HANDY HARDWARE WHOLESALE INC
filed 2005-11-14
CIK 354053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 2005.

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

        Yes  [ ]    No  [X]

The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 2005, was 10,280 shares of Class A Common Stock, $100 par value, and 91,286 shares of Class B Common Stock, $100 par value.

                         HANDY HARDWARE WHOLESALE, INC.

                                      INDEX
                                      ------

                                                                       Page No.
                                                                       --------
PART I   Financial Information

    Item  1.  Financial Statements

              Condensed Balance Sheets September 30, 2005
                 and December 31, 2004.................................   3 - 4

              Condensed Statements of Earnings- Three Months and
                 Nine Months Ended September 30, 2005 and 2004.........    5

              Condensed Statements of Cash Flows - Nine Months
                 Ended September 30, 2005 and 2004.....................       6

              Notes to Condensed Financial Statements..................  7 - 12

    Item  2.  Management's Discussion & Analysis of Financial
                 Condition and Results of Operations................... 13 - 18

    Item  3.  Quantitative & Qualitative Disclosures About
                 Market Risk...........................................      19

    Item  4.  Controls and Procedures..................................      19


PART II  Other Information

    Item  1.  Legal Proceedings........................................      20

    Item  2.  Unregistered Sales of Equity Securities and
                 Use of Proceeds.......................................      20

    Item  3.  Defaults upon Senior Securities..........................      20

    Item  4.  Submission of Matters to a Vote of Security Holders......      20

    Item  5.  Other Information........................................      20

    Item  6.  Exhibits.................................................      20

    Signatures.........................................................      21

                                        HANDY HARDWARE WHOLESALE, INC.
                                           CONDENSED BALANCE SHEETS


                                                                   September 30,  December 31,
                                                                       2005           2004
                                                                  -------------- --------------
                                                                   (Unaudited)
ASSETS
------

CURRENT ASSETS
  Cash.....................................................       $   2,412,440  $    1,389,062
  Accounts Receivable, net of
    subscriptions receivable in the
    amount of $91,236 for 2005 and
    $66,617 for 2004 (Note 7 & 8)..........................          20,010,269     10,929,138
  Notes Receivable (Note 3)................................                 429            953
  Inventory................................................          27,761,263     22,321,802
  Deferred Compensation Funded.............................              80,159         80,159
  Other Current Assets.....................................             409,281        105,644
  Prepaid Income Tax.......................................                 -0-        238,431
                                                                  -------------- --------------
                                                                  $  50,673,841  $  35,065,189
                                                                  -------------- --------------
PROPERTY, PLANT AND EQUIPMENT (Note 2)
  At Cost Less Accumulated Depreciation
    of $8,420,310(2005) and $7,682,646 (2004)..............       $  14,732,797  $  15,033,352
                                                                  -------------- --------------
OTHER ASSETS
  Notes Receivable (Note 3)................................       $     213,569  $     221,492
  Intangible Assets Less Accumulated Amortization
    $2,979 (2005) and $1,676 (2004)........................              16,090         15,468
  Deferred Compensation Funded.............................              21,373         80,159
  Other Noncurrent Assets..................................                 -0-          3,622
                                                                  -------------- --------------
                                                                  $     251,032  $     320,741
                                                                  -------------- --------------
TOTAL ASSETS...............................................       $  65,657,670  $  50,419,282
------------                                                      ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Notes Payable - Line of Credit...........................       $   2,200,000  $   5,000,000
  Notes Payable-Stock (Note 4).............................              26,600         51,060
  Notes Payable-Capital Lease..............................               6,526          9,780
  Accounts Payable - Trade.................................          33,190,537     17,107,372
  Other Current Liabilities................................           1,233,797        253,559
  Deferred Compensation Payable............................              80,159         80,159
  Federal Income Taxes Payable (Note 5)....................              80,262            -0-
                                                                  -------------- --------------
                                                                  $  36,817,881  $  22,501,930
                                                                  -------------- --------------
NONCURRENT LIABILITIES
  Notes Payable-Stock (Note 4).............................       $     334,060  $     319,141
  Notes Payable-Vendor.....................................             213,569        221,203
  Deferred Compensation Payable............................              21,372         80,159
  Deferred Income Taxes Payable (Note 5)...................             433,688        510,412
                                                                  -------------- --------------
                                                                  $   1,002,689  $   1,130,915
                                                                  -------------- --------------
TOTAL LIABILITIES                                                 $  37,820,570  $  23,632,845
-----------------                                                 -------------- --------------


                                 See notes to Condensed Financial Statements.

                                        HANDY HARDWARE WHOLESALE, INC.
                                     CONDENSED BALANCE SHEETS (CONTINUED)


                                                                   September 30,  December 31,
                                                                       2005           2004
                                                                  -------------- --------------
                                                                   (Unaudited)
STOCKHOLDERS' EQUITY
--------------------

  Common Stock, Class A,
    authorized 30,000 shares, $100
    par value per share, issued
    10,650 & 10,200 shares.................................       $   1,065,000  $   1,020,000
  Common Stock, Class B,
    authorized 200,000 shares, $100
    par value per share, issued
    93,827 & 86,611 shares.................................           9,382,700      8,661,100
  Common Stock, Class B
    Subscribed 5,067.61 & 4,867.26 shares..................             506,761        486,726
    Less Subscription Receivable...........................             (45,618)       (33,308)
  Preferred Stock 7.25% Cumulative,
    authorized 200,000 shares, $100
    par value per share, issued
    96,547.25 & 89,191.25 shares...........................           9,654,725      8,919,125
  Preferred Stock, Subscribed
    5,067.61 & 4,867.26 shares.............................             506,761        486,726
    Less Subscription Receivable...........................             (45,618)       (33,308)
  Paid in Surplus..........................................             627,860        599,930
                                                                  -------------- --------------
                                                                  $  21,652,571  $  20,106,991
  Less: Cost of Treasury Stock
    3,988.00 and -0- shares................................            (398,800)            -0-
                                                                  -------------- --------------
                                                                  $  21,253,771  $  20,106,991

  Retained Earnings exclusive of other
    comprehensive earnings (Note 6)........................           6,582,923      6,679,919
  Retained Earnings applicable to other
    comprehensive earnings (loss) (Note 6).................                 406           (473)
                                                                  -------------- --------------
                                                                      6,583,329      6,679,446
                                                                  -------------- --------------
TOTAL STOCKHOLDERS' EQUITY.................................       $  27,837,100  $  26,786,437
--------------------------                                        -------------- --------------

 TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY......................................       $  65,657,670  $  50,419,282
 --------------------                                             ============== ==============


                                 See notes to Condensed Financial Statements.


                                        HANDY HARDWARE WHOLESALE, INC.
                                       CONDENSED STATEMENTS OF EARNINGS
                                                  (UNAUDITED)


                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                             --------------------------- ---------------------------
                                                  2005          2004         2005          2004
                                             ------------- ------------- ------------- -------------
REVENUES
Net Sales................................    $ 56,696,295  $ 53,600,240  $164,791,737  $154,565,428
Sundry Income............................       2,576,250     1,890,249     5,278,393     4,801,778
                                             ------------- ------------- ------------- -------------
TOTAL REVENUES...........................    $ 59,272,545  $ 55,490,489  $170,070,130  $159,367,206
                                             ------------- ------------ ------------- -------------

EXPENSE
Net Mat'l. Costs.........................    $ 50,753,526  $ 47,941,956  $146,937,559  $137,110,667
Payroll Costs............................       2,901,723     2,647,343     8,192,831     7,617,559
Other Operating Costs....................       5,375,189     4,476,688    13,999,459    12,734,557
Interest Expense.........................          43,003        31,830       103,917        85,703
                                             ------------- ------------- ------------- -------------
TOTAL EXPENSE............................    $ 59,073,441  $ 55,097,817  $169,233,766  $157,548,486
                                             ------------- ------------- ------------- -------------

EARNINGS BEFORE
PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX...............................    $    199,104  $    392,672  $    836,364  $  1,818,720
                                             ------------- ------------- ------------- -------------

PROVISIONS FOR
ESTIMATED FEDERAL
INCOME TAX (Note 5)......................         (84,122)     (144,970)     (313,648)     (655,190)
                                             ------------- ------------- ------------- -------------

NET EARNINGS.............................    $    114,982  $    247,702  $    522,716  $  1,163,530

LESS ESTIMATED
DIVIDENDS ON
PREFERRED STOCK..........................        (154,928)     (143,181)     (464,784)     (429,543)
                                             ------------- ------------- ------------- -------------

NET EARNINGS (LOSS)
APPLICABLE
TO COMMON
STOCKHOLDERS.............................    $    (39,946) $    104,521  $     57,932  $    733,987
                                             ============= ============= ============= =============

NET EARNINGS (LOSS)
PER SHARE OF
COMMON STOCK,
CLASS A &
CLASS B (Note 1).........................    $      (0.38) $       1.05  $       0.56  $       7.41
                                             ============= ============= ============= =============

OTHER COMPREHENSIVE EARNINGS (LOSS)
Unrealized Earnings (Loss)
  on Securities (Note 6).................    $      3,829  $     (7,187) $      1,332  $     (2,827)
Provision for Federal
  Income Tax (Notes 5 & 6)...............          (1,302)        2,443          (453)          961
                                             ------------- ------------- ------------- -------------
Other Comprehensive
  Earnings (Loss) Net of Tax.............    $      2,527  $     (4,744) $        879  $     (1,866)
                                             ------------- ------------- ------------- -------------
TOTAL COMPREHENSIVE
  EARNINGS (LOSS)
  (Note 6)...............................    $    (37,419) $     99,777  $     58,811  $    732,121
                                             ------------- ------------- ------------- -------------


                                 See notes to Condensed Financial Statements.


                                        HANDY HARDWARE WHOLESALE, INC.
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              --------------------------
                                                                                  2005          2004
                                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITY
----------------------------------
  Net Earnings Plus Other Comprehensive Earnings (Note 6).................    $   523,595   $ 1,161,664
                                                                              ------------  ------------
    Adjustments to Reconcile Net Earnings to
      Net Cash Provided by Operating Activities:
        Amortization......................................................    $     1,303   $       698
        Depreciation......................................................        853,761       718,453
        Gain on Sale of Property, Plant & Equipment.......................        (21,842)      (14,884)
        Increase(Decrease)in Deferred Income Tax..........................        (76,724)       14,925
        Unrealized (gain) loss in fair market value of securities.........         (1,332)        2,827
        Deferred Compensation Funded......................................         60,118        55,307

  Changes in Assets and Liabilities
    Increase in Accounts Receivable.......................................    $(9,081,131)  $(5,643,436)
    Decrease in Notes Receivable..........................................          8,447        30,148
    Increase in Inventory.................................................     (5,439,461)   (2,630,578)
    (Increase) Decrease in Other Assets...................................       (300,015)       41,179
    (Increase) Decrease in Prepaid Income Tax.............................        238,431      (284,053)
    Decrease in Note Payable-Vendor.......................................         (7,634)      (27,468)
    Increase in Accounts Payable..........................................     16,083,165     6,971,658
    Increase in Other Liabilities.........................................        980,238     1,055,499
    Increase in Federal Income Taxes Payable..............................         80,262            -0-
    Decrease in Deferred Compensation Payable.............................        (58,787)      (57,162)
                                                                              ------------  ------------
     TOTAL ADJUSTMENTS....................................................    $ 3,318,799   $   233,113
                                                                              ------------  ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES............................    $ 3,842,394   $ 1,394,777
                                                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures....................................................    $  (561,364)  $  (726,432)
  Sale of Property, Plant & Equipment.....................................         30,000        91,472
  Expenditure for Intangible Assets.......................................         (1,925)       (7,439)
  Reinvested dividends, interest & capital gains..........................             -0-         (972)
                                                                              ------------  ------------
     NET CASH USED FOR INVESTING ACTIVITIES...............................    $  (533,289)  $  (643,371)
                                                                              ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease)in Note Payable - Line of Credit.....................    $(2,800,000)  $   270,000
  Decrease in Notes Payable - Stock.......................................         (9,541)     (256,000)
  Decrease in Notes Payable - Capital Lease...............................         (3,254)      (18,331)
  Increase in Subscription Receivable.....................................        (24,620)      (23,520)
  Proceeds From Issuance of Stock.........................................      1,570,200     1,587,878
  Purchase of Treasury Stock..............................................       (398,800)   (1,044,450)
  Dividends Paid..........................................................       (619,712)     (572,724)
                                                                              ------------  ------------
     NET CASH USED FOR FINANCING ACTIVITIES...............................    $(2,285,727)  $    (57,147)
                                                                              ------------  ------------
NET INCREASE IN CASH......................................................    $ 1,023,378   $    694,259

CASH AT BEGINNING OF PERIOD...............................................      1,389,062      1,066,679
                                                                              ------------  ------------
CASH AT END OF PERIOD.....................................................    $ 2,412,440   $ 1,760,938
                                                                              ------------  ------------

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
  Interest Expense Paid...................................................    $   106,007   $    85,703
  Income Taxes Paid.......................................................         72,132       650,464


                                 See notes to Condensed Financial Statements.

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

(4)       Inventories:
          -----------
          Inventories consist primarily of goods purchased and held for resale. Inventories are stated at the lower of cost or market, determined by the first in, first out method, with proper adjustment having been made for any old or obsolete merchandise.

(5)       Earnings Per Share:
          ------------------
          Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Financial Accounting Standard No. 128 as follows:


                                                                          THREE MONTHS                 NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   ----------------------------   ----------------------------
                                                                        2005          2004             2005          2004
                                                                   -------------  -------------   -------------  -------------
Calculation of Net Earnings Per Share of Common Stock

      Net Earnings Before Preferred Dividends                      $    114,982   $    247,702    $    522,716   $  1,163,530
      Less: Estimated Dividends on Preferred Stock                     (154,928)      (143,181)       (464,784)      (429,543)
                                                                   -------------  -------------   -------------  -------------
      Net Earnings (Loss) Applicable to Common Shareholders        $    (39,946)  $    104,521    $     57,932   $    733,987

      Weighted Average
          Shares of Common Stock (Class A & Class B) outstanding        106,189         99,203         103,532         99,041

      Net Earnings (Loss) Per Share of Common Stock                $      (0.38)  $       1.05    $       0.56   $       7.41
                                                                   =============  =============   =============  =============

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

          Because we are unable to anticipate the amount of the Preferred Stock dividends to be paid in the first quarter of 2006, we do not accrue a liability for the payment of those dividends on our balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, we show an estimated portion of the annual dividends to be paid in the first quarter of 2006 based on three-fourths ($464,784) of the annual dividends paid in the first quarter of 2005.

          When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the nine months ended September 30, 2005 contained herein, therefore, are net of dividends actually paid during the first quarter of 2005 in the amount of $619,712.

(8)       Reclassifications:
          -----------------
          Certain reclassifications between sundry income and other operating expenses have been made to the 2004 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net earnings.


NOTE 2 - PROPERTY, PLANT & EQUIPMENT
-------------------------------------

Property, Plant & Equipment consists of:

                                                          September 30,    December 31,
                                                              2005             2004
                                                         --------------   --------------
Land                                                     $   3,207,866    $    3,207,866
Building & Improvements..............................       15,470,227        15,467,169
Furniture, Computer, Warehouse.......................        3,913,439         3,481,948
Transportation Equipment.............................          561,575           559,015
                                                         --------------   --------------
                                                         $  23,153,107    $   22,715,998
Less:  Accumulated Depreciation......................       (8,420,310)       (7,682,646)
                                                         --------------   --------------
                                                         $  14,732,797    $   15,033,352
                                                         ==============   ==============

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

Notes Receivable are classified as follows:

                                               CURRENT PORTION               NONCURRENT PORTION
                                          ----------------------------   ----------------------------
                                          SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
                                               2005         2004             2005          2004
                                          -------------  -------------   -------------  -------------
Deferred Agreements                       $         -0-  $         -0-   $    213,569   $    221,203
Installment Sale Agreements                         429            953            -0-            289
                                          -------------  -------------   -------------  -------------
                                          $         429  $         953   $    213,569   $    221,492
                                          =============  =============   =============  =============

NOTE 4 - NOTES PAYABLE STOCK
-----------------------------

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

Notes payable - stock are classified as follows:

                                               CURRENT PORTION               NONCURRENT PORTION
                                          ----------------------------   ----------------------------
                                          SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
                                              2005          2004             2005          2004
                                          -------------  -------------   -------------  -------------
                                          $     26,600   $     51,060    $    334,060   $    319,141

Principal payments due over the next five years are as follows:

    2005                  $ 26,600
    2006                       -0-
    2007                   150,440
    2008                    17,500
    2009                   120,520
    Thereafter              45,600
                           -------
                          $360,660

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES
---------------------

We adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1993. The adoption of this standard changed our method of accounting for income taxes from the deferred method to the liability method.

                                                                        SEPTEMBER 30,             DECEMBER 31,
                                                                            2005                     2004
                                                                        -------------            -------------
Excess of tax over book depreciation...............................     $  1,913,898             $   2,169,097

Allowance for Bad Debt.............................................          (41,570)                  (41,570)
Inventory - Ending inventory adjustment
  for tax recognition of Sec. 263A
  Uniform Capitalization Costs.....................................         (507,156)                 (476,581)

Deferred Compensation..............................................          (89,616)                 (149,734)
                                                                        -------------            -------------
  Total............................................................     $  1,275,556             $   1,501,212
  Statutory Tax Rate...............................................               34%                       34%
                                                                        -------------            -------------
  Cumulative Deferred Income Tax Payable...........................     $    433,689             $     510,412
                                                                        =============            =============

Classified as:
  Current Liability................................................     $         -0-            $         -0-
  Noncurrent Liability.............................................          433,689                  510,412
                                                                        -------------            -------------
                                                                        $    433,689             $    510,412
                                                                        =============            =============

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

                                                                                   NINE MONTHS ENDED
                                                                        ---------------------------------------
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                            2005                     2004
                                                                        -------------            -------------
Principal Components of Income Tax Expense
 Federal:
   Current
     Income tax paid...............................................     $     72,132             $    467,258
     Carry-over of prepayment from prior year......................          238,431                  183,206
     Refund received for overpayment from prior year...............              -0-                      -0-
                                                                        -------------            -------------
                                                                        $    310,563             $    650,464
     Federal Income Tax Payable (Receivable).......................           80,262                  (11,161)
     Carry-over to subsequent year.................................               -0-                      -0-
                                                                        -------------            -------------
       Income tax for tax reporting at statutory rate of 34%.......     $    390,825             $    639,303

   Deferred
     Adjustments for financial reporting:
       Depreciation................................................          (86,768)                   5,457
       263A Uniform Capitalization Costs...........................          (10,396)                  (9,005)
       Other.......................................................           20,440                   18,474
                                                                        -------------            -------------
Provision for federal income tax...................................     $    314,101             $    654,229
                                                                        =============            =============

We are not exempt from income tax except for municipal bond interest. There was no municipal bond interest in the first nine months of 2005.

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

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - COMPONENTS OF COMPREHENSIVE EARNINGS (LOSS)
----------------------------------------------------

1. Deferred compensation funded in the amount of $101,532 on the Balance Sheet as a current asset in the amount of $80,159 and as a non-current asset in the amount of $21,373 at September 30, 2005, includes equity securities classified as investments available for sale in the amount of $101,532 at fair market value.

2.   Changes in Equity securities Nine Months Ended

                                                                        Nine Months Ended
                                                                         Sept. 30, 2005         Cumulative
                                                                        ------------------     -------------
     Beginning Balance-January 1, 2005...............................   $         160,318       $        -0-
     Purchases.......................................................                  -0-          117,400
     Dividends, interest and capital gains...........................                  -0-          177,500
     Deferred Compensation Funded....................................             (60,118)         (193,984)
     Unrealized gains on securities resulting
           from increase in fair market value........................               1,332               616
                                                                        ------------------     -------------
     Balance-September 30, 2005......................................   $         101,532      $    101,532
                                                                        ==================     =============


3. Components of Net Earnings plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the nine months ended September 30, 2005:


                                                    Other Comprehensive                            Net Earnings Plus Other
          Net Earnings                                  Earnings                                    Comprehensive Earnings
------------------------------------           -------------------------------               -----------------------------------
Earnings Before Provision                      Unrealized Earnings
  For Federal Income Tax...  $836,364            on Securities.......  $ 1,332               Net Earnings............  $522,716

Provision for                                 Provision for                                  Other Comprehensive
  Federal Income Tax.......  (313,648)          Federal Income Tax...     (453)                Earnings..............       879
                             --------                                  --------                                        --------
                                              Other Comprehensive                            Net Earnings Plus Other
Net Earnings...............  $522,716           Earnings.............  $   879                  Comprehensive Loss
                             ========                                  ========                 Earnings.............  $523,595
                                                                                                                       ========


    Net Earnings Applicable                        Other Comprehensive                               Total Comprehensive
    To Common Stockholders                             Earnings                                            Earnings
------------------------------------           -------------------------------               -----------------------------------
                                               Unrealized Earnings                           Net Earnings Applicable to
Net Earnings...............  $522,716            on Securities.......  $ 1,332                 Common Stockholders...   $ 57,932

Less Estimated Dividends                      Provision for                                  Other Comprehensive
   On Preferred Stock......  (464,784)         Federal Income Tax....    (453)                 Earnings..............        879
                             --------                                  -------                                          --------
Net Earnings Applicable                       Other Comprehensive                            Total Comprehensive
  to Common Stockholders...  $ 57,932           Earnings.............  $   879                  Earnings.............   $ 58,811
                             ========                                  ========                                         ========


4.   Components of Retained Earnings
                                                                                  Retained Earnings
                                                         Retained Earnings        Applicable to Other
                                                         Exclusive of Other       Comprehensive
                                                         Comprehensive Earnings   Earnings (Loss)                  Total
                                                         ----------------------   ---------------------       ------------------
   Balance-January 1, 2005.............................  $           6,679,919    $               (473)       $        6,679,446
   Add: Net earnings 9 months ended  Sept. 30, 2005....                522,716                     879                   523,595
   Deduct: Cash Dividends on Preferred Stock...........               (619,712)                   (-0-)                 (619,712)
                                                         ----------------------   ---------------------       ------------------
   Balance-Sept. 30, 2005..............................  $           6,582,923    $                406        $        6,583,329
                                                         ======================   =====================       ==================

                                                             Page 11 of 21 Pages

                         HANDY HARDWARE WHOLESALE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts.

                                                          September 30, 2005              December 31, 2004
                                                          ------------------              -----------------
Accounts Receivable                                       $      20,143,075               $     11,037,325
Subscription Receivable                                             (91,236)                       (66,617)
Allowance for Doubtful Accounts                                     (41,570)                       (41,570)
                                                          ------------------              -----------------
Accounts Receivable, Net of
     Subscription Receivable and
     Allowance for Doubtful Accounts                      $      20,010,269               $     10,929,138
                                                          ==================              =================


NOTE 8 - CONTINGENCIES RELATED TO NATURAL DISASTER
---------------------------------------------------

We have approximately 125 stores (10.8% of total membership) that operated in areas impacted by hurricanes. Of these 125 stores, four have ceased operations. No loss on the accounts receivable for these four stores is anticipated due to the fact that for the most part, these member-dealers own enough stock to offset any amounts outstanding on their accounts. Extended payment plans have been offered to all impacted customers. Although all of these customers are current on their accounts, it is possible that certain accounts receivable to these stores will be ultimately uncollectible. As of September 30, 2005, no reserves are reflected in the financial statements with respect to these receivables as the Company cannot currently estimate the ultimate collectibility. However, the ultimate collectibility and the necessary reserves are estimates and subject to change, and the change could be significant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

     For the first nine months of 2005, we continued to widen our offering of products in order to give member-dealers more variety in what they can offer to their customers. In addition, we continued to explore expanding our presence geographically to increase the number of member-dealers as a means of continuing the growth of net sales. In the third quarter of 2005, Hurricanes Katrina and Rita had a positive impact on net sales and inventory due to an increase in demand from member-dealers located in the surrounding regions of the affected area. This increase in sales was partially offset by a decline in sales from member-dealers directly impacted by the hurricanes. Overall, for the first nine months of 2005, we strove to maintain our steady growth while continuing to meet our goals of providing quality goods to our member-dealers.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     NET SALES. Net sales in the third quarter of 2005 increased 5.8% ($3,096,055) from net sales during the same period in 2004, while increasing 7.3% ($3,652,506) between the respective third quarters of 2003 and 2004. Net sales during the first nine months of 2005 increased 6.6% ($10,226,309) compared to an increase in net sales of 6.4% ($9,281,284) for the same period in 2003 and 2004.

     Net sales growth during the third quarter and first nine months of 2005 was mainly attributable to strong increases in both regular sales and sales generated from our spring and fall trade shows, as well as sales from other marketing initiatives which helped member-dealers maintain their competitiveness in their selling territories. Further, additional sales generated as a result of the two hurricanes hitting the Gulf Coast region were somewhat offset by the loss of sales from member-dealers devastated by the storms. Sales increased along with demand for inventory in the member-dealer stores that were not affected by the hurricanes but were in the outlying regions. However, there have been a few member-dealer stores that have been shut down since the hurricane and may not reopen. These closed stores have had a minimal impact on the Company.

     NET MATERIAL COSTS AND REBATES. Net material costs for the third quarter and first nine months of 2005 were $50,753,526 and $146,937,559, respectively, compared to $47,941,956 and $137,110,667, respectively, for the same periods in 2004. Net material costs for the third quarter and first nine months of 2005 increased 5.9 percent and 7.2 percent, respectively, from the same periods in 2004, which increases were relatively equivalent to the increases in net sales for the same periods. Net material costs were 89.5 percent of net sales in the third quarter of 2005, as compared to 89.4 percent of net sales for the same period in 2004, while for the first nine months of 2005 and 2004 net materials costs were 89.2 percent and 88.7 percent of net sales, respectively. The relative stability in net material costs as a percentage of net sales, was primarily the result of continued improvements in warehouse efficiencies offset by a timing difference in the benefits recognized on special warehouse market purchases.

     PAYROLL COSTS. Payroll costs for the third quarter of 2005 increased by $254,380 (9.6%) from the third quarter of 2004 level, and increased by $575,270 (7.6%) for the first nine months of 2005 from the same period in 2004, resulting from salary increases needed to attract or retain high-quality employees as well as an increase in overtime payroll costs as a result of increased spring market warehouse sales which grew by 22.1 percent (2005-$6,926,445 vs 2004-$5,674,341).

     Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the third quarter of 2005 and 2004 constituted 5.1 percent and 4.9 percent, respectively, of net sales and 4.9 percent and 4.8 percent, respectively, of total expenses. Payroll costs were approximately 4.9 percent of net sales and 4.8 percent of total expenses for the first nine months of both 2005 and 2004. Although payroll costs have increased slightly for the third quarter of 2005 due to an increase in wages and in overtime worked by warehouse employees, this increase has been constant relative to the increase in sales for the third quarter of 2005.

     OTHER OPERATING COSTS. During the third quarter and the first nine months of 2005, other operating costs increased by $898,501 (20.1%) and $1,264,902 (9.9%), respectively, compared to the same periods of 2004. Other operating costs increased significantly as a percentage of total expenses, accounting for 9.1% of total expenses in the third quarter of 2005 as compared to 8.1% of total expenses for the third quarter of 2004. For the nine month period ending September 30, 2005, other operating costs were 8.3% of total expenses as compared to 8.1% of total expenses during the same period in 2004.

     The increase in other operating costs in the first nine months of 2005 from the first nine months of 2004, can be attributed to an increase in warehouse and delivery expenses ($799,205), most notably increases in fuel costs, rental equipment costs and warehouse security costs ($734,742) which together accounted for 91.9% of the increase. In addition marketing expenses increased $188,976, as the Company absorbed an increased share of advertising expenses for its member-dealers.

NET EARNINGS AND EARNINGS PER SHARE
-----------------------------------

     NET EARNINGS - THIRD QUARTER. Net sales for the third quarter of 2005 increased by $3,096,055 (5.8%), net material costs for the same period increased by $2,811,570 (5.9%) compared in both cases to levels in the third quarter of 2004, resulting in an increase in gross margin of $284,485 (5.0%). The increase in gross margin, as well as an increase in sundry income of $686,001, was more than offset by an increase in payroll costs of $254,380 (9.6%) and an increase in other operating costs of $898,501 (20.1%). Thus after tax net earnings decreased by $132,720 (53.6%), from $247,702 in the third quarter of 2004 to $114,982 for the same 2005 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive earnings resulted in total comprehensive loss for 2005's third quarter of $37,419, compared to total comprehensive earnings of $99,777 for the same 2004 period, for an overall decrease of $137,196.

     NET  EARNINGS - FIRST NINE  MONTHS.  Net sales for the first nine months of
2005 increased by $10,226,309 (6.6%), net material costs for the same period increased by $9,826,892 (7.2%) compared in both cases to levels in the first nine months of 2004, resulting in an increase in gross margin of $399,417 (2.3%). The increase in gross margin, as well as an increase in sundry income of $476,615 (9.9%), was more than offset by an increase of $575,270 in payroll costs (7.6%) and an increase in other operating costs of $1,264,902 (9.9%). Thus after tax net earnings decreased by $640,814 (55.1%), from $1,163,530 earned in the first nine months of 2004 to $522,716 earned for the same 2005 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive earnings resulted in total comprehensive earnings for the first nine months of 2005 of $58,811, compared to total comprehensive earnings of $732,121 for the same 2004 period, for an overall decrease of $673,310.

     EARNINGS PER SHARE. Our earnings per share decreased almost fourfold in the comparative third quarters of 2005 and 2004 and decreased by 92.4% for the first nine months of 2005 as compared to the same period of 2004, from net earnings per share of $1.05 for the 2004 third quarter, to a net loss per share of $0.38 for the same 2005 period and a decrease in nine months earnings per share from $7.41 per share in the 2004 period to $0.56 per share for the 2005 period. The decrease in 2005 is due to the factors previously discussed, as well as estimated dividends accrued in the third quarter and first nine months of 2005 which represented a larger percentage of 2005 net earnings, (third quarter 2005-134.7% versus third quarter 2004-57.8%; and first nine months of 2005-88.9% versus first nine months of 2004-36.9%).

     SEASONALITY. Our quarterly net earnings generally vary based on the timing of events which affect our sales. Traditionally, our first and third quarter earnings are negatively affected by the increased level of direct sales (with no markup) during our semiannual trade show which is always held in those quarters. Generally, there is an overall increase in sales during the trade show which typically offsets the effect of increased direct sales with no markup. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather conditions and the economic conditions in our selling territories. For example, during the first nine months of 2005, the cumulative effect of significant increases in fuel prices on the cost of deliveries and on the cost of inventory products, as well as escalating prices from our vendors caused by demand for product exceeding supply of product which was exacerbated by two hurricanes in the Gulf Coast region, caused a dramatic decrease in net earnings for that period.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
---------------------------------------------

     The following is a summary of selected quarterly financial data for each quarterly period beginning October 1, 2003 and ending September 30, 2005;


                   2003                          2004                                           2005
               -----------   ------------------------------------------------------    -------------------------------------------
               Qtr. Ended    Qtr. Ended     Qtr. Ended    Qtr. Ended    Qtr. Ended     Qtr. Ended      Qtr. Ended      Qtr. Ended
                12-31-03      03-31-04       06-30-04      09-30-04      12-31-04       03-31-05        06-30-05         09-30-05
               -----------   -----------    -----------   -----------   -----------    ------------------------------------------
Sales......... $43,784,516   $52,274,312    $48,690,876   $53,600,240   $43,762,183    $55,351,320     $52,744,122   $56,696,295

Net
Mat'l
Costs.........  38,302,519    46,565,586     42,603,125    47,941,956    37,944,375     49,853,237      46,330,796    50,753,526

Gross
Margin........   5,481,997     5,708,726      6,087,751     5,658,284     5,817,808      5,498,083       6,413,326     5,942,769

Other
Operating
Expenses......   6,090,815     6,747,816      6,323,459     7,155,861     6,700,343      7,033,413       6,942,879     8,319,915

Income........     693,239     1,943,709        757,137     1,890,249       805,819      1,691,827       1,010,316     2,576,250

Pre-Tax Net
Earnings(1)...      84,421       904,619        521,429       392,672      (76,716)        156,497         480,763       199,104

_____________________________
(1) Excludes other comprehensive income/(loss).

Trends
------

     As reflected in our numbers for the first nine months of 2005, our fuel and delivery expenses have steadily increased. We expect that increased fuel and delivery costs will continue for the foreseeable future, as part of a general nationwide trend as gasoline and diesel prices remain high due to domestic and world market conditions as well as Department of Transportation regulations. Further, as a result of the two hurricanes which devastated a significant area of our selling territory, there has been a considerable increase in costs of commodities because the demand for these products far outweigh the supply. This condition is further exacerbated by worldwide demand for the same commodities in developing nations. In addition, because of Handy's proximity to the Port of Houston, we will increase our import program to help member-dealers stay competitive in their respective markets.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     FINANCIAL CONDITION AND LIQUIDITY. During the period ending September 30, 2005, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make investments in inventory, warehouse and computer equipment, software, and office furniture and equipment. However, net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers,
(iii) payment terms we offer our member-dealers, and (iv) the state of the regional economy in our selling territories.

     During the first nine months of 2005 our cash increased $651,502 as compared to cash generated in the first nine months of 2004, versus a decrease of $1,120,428 when comparing the same 2004 period to that of 2003. During the first nine months of 2005, we generated cash flow from operating activities of $3,842,394, as compared to cash flow generated for operating activities of $1,394,777 in the first nine months of 2004. This increase in cash flow in the 2005 period was principally attributable to a significant increase in accounts payable, which increased more than twofold compared to the same 2004 period, offset in part by a larger increase in accounts receivable and inventory during the first nine months of 2005 than during the first nine months of 2004.

     Accounts payable increased by $16,083,165 during the first nine months of 2005 as compared to an increase of $6,971,658 during the same period in 2004. The difference in the increase during these two periods was due primarily to variations in extended payment terms offered to us by suppliers as well as the Company's significant growth in inventory needed to support our member-dealers in the hurricane affected area.

     We had approximately 42,314 stockkeeping units in inventory in the period ending September 30, 2005, which were maintained as a result of management's strategy to increase the breadth and depth of inventory to better meet the needs of our member-dealers as well as attempting to supply our member-dealers in the hurricane devastated areas of our territory. The increase in inventory of $5,439,461 in the first nine months of 2005, was higher (206.8%) than the increase in inventory of $2,630,578 (12.8%) in the same period in 2004, due to the fact that we had more accurately estimated the product selection needed to meet our member-dealers' inventory requirements as well as the hurricane factor discussed above. The inventory turnover ratio for the first nine months of 2005 was 5.42 turns as compared to 5.60 turns for the same period in 2004.

     In the first nine months of 2005 and 2004, accounts receivable increased by $9,081,131 and $5,643,436, respectively. For both periods, this variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers by the Company based upon quantities purchased as well as extended payment terms and other special considerations given to member-dealers in the hurricane affected areas. The accounts receivable turnover ratio for the first nine months of 2005 was 10.65 turns as compared to
10.74 turns for the same period in 2004.

     For  the  period  ended   September  30,  2005,  net  earnings  plus  other
comprehensive earnings were $523,595, compared to net earnings plus other comprehensive losses of $1,161,664 for the same 2004 period. This 55% decrease was mainly attributable to an increase in other operating expenses and payroll costs.

     Net cash used for investing activities decreased from $643,371 in the first nine months of 2004 to $533,289 for the same period in 2005. In the first nine months of 2005 the Company upgraded its computer system, warehouse equipment, automobile fleet and office equipment.

     Net cash used for financing activities was $2,285,727 in the period ending September 30, 2005 as compared to net cash used for financing activities of $57,147 during the same period in 2004. This considerable difference was principally attributable to funds being used during 2005 to pay down draws on the Company's line of credit which were made throughout 2004 and through the first nine months of 2005.

     Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures - working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

                                                      SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30,
                                                          2005             2004             2004
                                                      -------------    -------------    -------------
Working Capital...................................    $ 13,855,960     $ 12,563,259     $ 13,506,235
Current Ratio.....................................       1.4 to 1         1.6 to 1          1.5 to 1
Long-term Debt as Percentage of Capitalization....        3.6%             4.2%               8.7%



     During the remainder of 2005, the Company expects to expand its existing customer base in its non-core selling territories. The Company will finance this expansion with anticipated growth in revenues from sales to new member-dealers in these territories, and with proceeds from the sale of stock to new and current member-dealers. The Company expects that expansion in these selling territories will have a beneficial effect on its ability to provide low-cost goods to member-dealers in those territories.

Off-Balance Sheet Arrangements
------------------------------

     As  of  September  30,  2005,  we  did  not  have  any  off-balance   sheet
arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Commitments and Obligations
---------------------------------------

     Our contractual obligations for the next five years and thereafter are as follows:

                                                          Year Ended December 31,
                         ------------------------------------------------------------------------------------------------
                           2005 (2)         2006          2007            2008         2009      Thereafter       Total
                         ----------     ----------    -----------    ----------    ----------    ----------    ----------
Contractual
   Obligation(1):

Non-cancelable
  Operating Leases       $  292,233     $1,168,919    $ 1,145,299    $  894,261    $  621,402    $  624,350    $4,746,464

Credit Facility
  which expires in
  April 2007 (1)                (1)            (1)           (1)             --            --            --            --

Notes Payable -
  Stock                      26,600            -0-       150,440         17,500       120,520        45,600       360,660

Notes Payable -
  Vendor
  Consignment                   -0-            -0-            -0-           -0-           -0-       213,569       213,569

Non-cancelable
  Capital Leases              6,526            -0-            -0-           -0-           -0-           -0-         6,526
                         ----------     ----------    -----------    ----------    ----------    ----------    ----------
                         $  325,359     $1,168,919    $ 1,295,739    $  911,761    $  741,922    $  883,519    $5,327,219
                         ==========     ==========    ===========    ==========    ==========    ==========    ==========
________________________
(1)  There was  $5,000,000  outstanding  on the  Company's  credit  facility  at December  31, 2004 and  $2,200,000 outstanding on September 30, 2005. The amounts outstanding under the credit facility fluctuate on a daily basis.

(2)  October 1 through December 31, 2005.


Capital Resources
-----------------

     In the nine month periods ending September 30, 2005 and September 30, 2004, our investment in capital assets was $561,364 and $726,432, respectively. Approximately 45.8 percent ($257,245) of the amount expended in the first nine months of 2005 was used to purchase computer equipment, 22.6 percent ($126,814) was used to purchase company vehicles, 18.3 percent ($102,995) was used to upgrade warehouse equipment and 12.7 percent ($71,252) was used to purchase office furniture and equipment. By comparison, of the total amount expended in the first nine months of 2004, $530,291 (73.0%) was used to purchase warehouse equipment, $142,165 (19.6%) was used to purchase company vehicles and $33,310 (4.6%) was used to purchase computer equipment.

     We have an unsecured $10 million revolving line of credit due April 30, 2007 with J.P. Morgan Chase Bank, which we use from time to time for our working capital and other financing needs. No principal is required to be paid prior to the maturity date. As of December 31, 2004 the Company owed $5,000,000 on the line of credit. During the first nine months of 2005, we borrowed $58,155,000 and repaid $60,955,000 from cash flow, leaving an outstanding balance of $2,200,000 under our line of credit on September 30, 2005. We make monthly interest payments on the outstanding balance of our line of credit. For the first nine months of 2005, our average monthly interest payment was $10,009. Our average outstanding balance on our line of credit for the first nine months of 2005 was $2,888,773.

     For the remaining three months of 2005, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases.
Additional cash outlays anticipated for capital expenditures include approximately $25,000 to upgrade computer equipment, $20,000 to improve our automobile fleet, $4,000 to purchase office furniture and equipment and $13,000 to purchase additional shelving for the warehouse.

     Our cash position of $2,412,440 at September 30, 2005 is anticipated to be sufficient to fund all planned capital expenditures and working capital needs for fiscal year 2005, although some third party financing, including draws on our line of credit, may be needed.

OTHER EVENTS
------------

     We have recently begun taking steps which will allow us to propose to our shareholders a recapitalization of the Company so that we can operate as a "coop" under Subchapter T of the Internal Revenue Code. We have applied to the SEC for a "no-action" letter which would lead to termination of our reporting as a public company. In pursuing this course, member-dealers would no longer receive quarterly or annual SEC reports. However, we would continue to provide annual audited financial statements to member-dealers. The principal reason for undertaking this effort is the increased costs of being a public company, particularly the cost of complying with Section 404 of the Sarbanes Oxley Act regarding documentation, assessment and attestation as to effectiveness of our internal controls over financial reporting. Any such recapitalization is subject to receipt of a "no-action" letter from the SEC and a proxy statement whereby the shareholders must approve the recapitalization by a two thirds (66.6%) vote.

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

Item 3.         QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Not Applicable

Item 4.         CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures


          The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that such disclosure controls and procedures are effective. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms and that the disclosure controls and procedures are designed to ensure that information required to be disclosed in our filings under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds



                                            Issuer Purchases of Equity Securities
----------------------------------------------------------------------------------------------------------------------------------
 Period                                    (a) Total              (b) Average        (c)Total Number            (d) Maximum
                                           Number of              Price Paid         of Shares (or              Number (or
                                           Shares (or             Per Share          Units) Purchased           Approximate
                                           Units)                 (or Unit)          as Part of                 Dollar Value)
                                           Purchased (1)                             Publicly                   of Shares (or
                                                                                     Announced Plans            Units) that May
                                                                                     or Programs                Yet Be
                                                                                                                Purchased Under
                                                                                                                the Plans or
                                                                                                                Programs
------------------------------------- ---------------------- ------------------ -------------------------- -----------------------
January 1-31, 2005                               50 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
February 1-28, 2005                           1,064 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
March 1-31, 2005                                150 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
April 1-30, 2005                                100 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
May 1-31, 2005                                  660 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
June 1-30, 2005                                 268 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
July 1-31, 2005                                  40 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
August 1-31, 2005                             1,566 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
September 1-30, 2005                             90 shares           $100.00               0                         0
----------------------------------------------------------------------------------------------------------------------------
Total                                         3,988 shares           $100.00               0                         0
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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits

           Exhibit
           Number
           -------

           *10.1 Tenth Amendment to Amendment and Restatement of Credit Agreement between the Company and JP Morgan Chase Bank, N.A. dated effective as of April 30, 2005.

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

           * Filed herewith

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HANDY HARDWARE WHOLESALE, INC.



                                       /s/ Don Jameson
                                       ---------------------------------
                                       DON JAMESON
                                       President
                                       (Chief Executive Officer)



                                       /s/ Tina S. Kirbie
                                       ----------------------------------
                                       TINA S. KIRBIE
                                       Executive Vice President
                                       Secretary and Treasurer
                                       (Chief Financial and Accounting Officer)




Date: November 11, 2005