Form 10-K
period 2005-12-31
HANDY HARDWARE WHOLESALE INC
filed 2006-03-30
CIK 354053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005	Commission File Number 0-15708

HANDY HARDWARE WHOLESALE, INC.
(Exact name of Registrant)

TEXAS	74-1381875
(State of incorporation or organization)	(IRS Employer Identification No.

8300 Tewantin Drive Houston, Texas 77061 (713) 644-1495
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $100.00 par value

(Title of Class)

Class B Common Stock, $100.00 par value

(Title of Class)

Preferred Stock, $100.00 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[	] Yes	[x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[	] Yes	☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	[	] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer [	] Accelerated filer ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of June 30, 2005 (computed by reference to the price at which the stock was sold) was $1,016,000 for Class A Common Stock (voting) and $8,395,900 for Class B Common Stock (non-voting).

The number of shares outstanding of each of the Registrant’s classes of common stock as of February 28, 2006, was 10,130 shares of Class A Common Stock, $100 par value, and 93,695 shares of Class B Common Stock, $100 par value.

Documents Incorporated by Reference

Document	Incorporated as to
Notice and Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2006	Part III, Items 10, 11, 12, 13 and 14

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	*Directors and Executive Officers of the Registrant	37
Item 11.	*Executive Compensation	37
Item 12.	*Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	37
Item 13.	*Certain Relationships and Related Transactions.	37
Item 14.	*Principal Accountant Fees and Services	37

PART IV

Item 15.	Exhibits and Financial Statement Schedules	38

* Included in the Company’s proxy statement to be delivered to the Company’s shareholders within 120 days following the Company’s fiscal year end.

FORWARD LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, sales levels, the general condition of retail markets, levels of costs and margins, capital expenditures, liquidity, and competition. Such forward-looking statements generally are accompanied by words such as “plan,” “budget,” “estimate,” “expect,” “predict,” “anticipate,” “projected,” “should,” “believe,” or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management’s current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company’s financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company’s financial results, levels of revenues, capital expenditures, and capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received for or demand for the Company’s goods, amounts of goods sold for reduced or no mark-up, a need for additional labor or transportation costs for delivery of goods, requirements for capital; general economic conditions or specific conditions in the retail hardware business; weather conditions; competition; as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company’s other public reports, filings, and public statements.

PART I

Item 1.	Business

General Development of Business

Handy Hardware Wholesale, Inc. (“Handy Hardware” or the “Company”) was incorporated as a Texas corporation on January 6, 1961. Our principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061. The purpose of the Company is to provide the warehouse facilities and centralized purchasing services that allow participating independent hardware dealers (“Member-Dealers”) to compete more effectively in areas of price and service. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

Handy Hardware is currently engaged in the sale to its Member-Dealers of products used in retail hardware, building material and home center stores as well as in plant nurseries, marine, industrial and automotive stores. In addition, the Company offers advertising and other services to Member-Dealers. We utilize a central warehouse and office facility located in Houston, Texas, and maintain a fleet of trailers owned by the Company and lease power units and trailers which are used for merchandise delivery. The Company offers merchandise to its Member-Dealers at its cost plus a markup charge, resulting generally in a lower price than an independent dealer can obtain on its own. However, Member-Dealers may buy merchandise from any source they desire. Over 92% of the Company’s Member-Dealers are located in Texas and adjacent states.

Products and Distribution

The Company buys merchandise from vendors in large quantity lots, warehouses the merchandise and resells it in smaller lots to its Member-Dealers. No individual Member-Dealer accounted for more than 1.8% of the sales of the Company during fiscal 2005. The loss of a single Member-Dealer or several Member-Dealers would not have a material adverse effect on the Company.

Often Member-Dealers may desire to purchase products that are not warehoused by the Company. In this instance, Handy Hardware will, when requested, purchase the product from the vendor and have it shipped directly to the Member-Dealer. Direct shipments from the vendor to Member-Dealers accounted for approximately 32% of the Company’s total sales during 2005 and 33% in 2004, while warehouse shipments accounted for approximately 68% of total sales in 2005 and 67% in 2004.

The Company’s total sales include 14 different major classes of merchandise. In 2005, 2004 and 2003, the Company’s total sales and total warehouse sales were divided among classes of merchandise listed below.

	Total Sales (1)			Warehouse Sales
Class of Merchandise	2005	2004	2003	2005	2004	2003

Plumbing Supplies	20%	19%	19%	24%	24%	23%
Building Materials	12	15	12	3	3	3
General Hardware	10	10	10	10	11	11
Paint Sundries	11	11	11	13	13	13
Electrical Supplies	10	10	10	13	13	12
Hand Tools	7	7	8	6	6	7
Lawn and Garden Products	7	7	8	9	9	10
Paint	4	4	4	5	5	5
Power Tools	3	3	4	2	2	2
Housewares & Related Supplies	4	3	3	4	4	4
Fasteners	3	3	2	1	1	1
Automotive After Market	3	3	3	3	4	3
Outdoor Products	3	3	2	3	3	2
Miscellaneous	3	2	4	4	2	4
	100%	100%	100%	100%	100%	100%

(1) These amounts include direct sales and warehouse sales.

Because the primary purpose of the Company is to provide its Member-Dealers with a low cost buying program, markups are kept as low as possible, although at a level sufficient to provide adequate capital to pay the expenses of the Company, improve the quality of services provided to the Member-Dealers and finance the increased inventory and warehouse capacity required to support the Member-Dealers’ needs. We have a program for Member-Dealers to make direct sale purchases from our vendors at the Company’s cost with no markup, excluding purchase discounts and manufacturers’ rebates.

Most Member-Dealers have a computer terminal at their hardware store that provides a direct link to the offices of the Company. Orders placed by Member-Dealers go directly into the Company computer where they are compiled and processed on the day received. The appropriate merchandise is gathered from the warehouse for delivery to the Member-Dealer.

In 2005 the Company maintained a 95.5 percent service level (the measure of the Company’s ability to meet Member-Dealer orders out of current stock), as compared to service levels of 95.8 percent in 2004 and 96.3 percent in 2003. Inventory turnover was 5.5 times during 2005, 5.6 times in 2004 and 5.8 times in 2003. The slight decrease in service level and inventory turnover can be attributed to a continuing emphasis on purchasing inventory in larger quantities to keep prices competitive for Member-Dealers, but which impacts lead times, service levels and inventory turns.

Member-Dealer Services and Advertising

The Company employs a staff of eleven full-time account representatives who visit Member-Dealers to advise them on display techniques, location surveying, inventory control, promotional sales, advertising programs and other Member-Dealer services available to them through the Company. These account representatives are also responsible for selling the Company’s program to new Member-Dealers.

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

Suppliers

The Company purchases merchandise from various vendors, depending upon product specifications and Member-Dealer requirements. Approximately 2,000 vendors supplied merchandise to the Company during 2005. The Company has no significant long-term contract with any vendor. Most of the merchandise purchased by the Company is available from several vendors and manufacturers, and no single vendor or manufacturer accounted for more than 2.7% of the Company’s total purchases during 2005. The Company has not in the past experienced any significant difficulties in obtaining merchandise and does not anticipate any such difficulty in the foreseeable future.

All of the Company’s products have warranties at various levels by the manufacturers, whose warranties are passed on to the Member-Dealers. In addition, the Company maintains product liability insurance which the Company believes is sufficient to meet its needs.

Employees

As of December 31, 2005, the Company had 367 full-time employees, of which 68 were in management or administrative positions and 299 were in warehouse, office or delivery operations. Company employees are not represented by any labor unions. The Company believes its employee relations are satisfactory and it has experienced no work stoppage as a result of labor disputes.

Handy Hardware Name

The Company licenses the “Handy Hardware Stores” name to Member-Dealers at no additional charge. This Handy Hardware name has been registered in all of the states in which the Company’s Member-Dealers are located. Although most of the Member-Dealers choose their own store name, many Member-Dealers display the Handy Hardware name on decals on storefronts and inside stores. The Handy Hardware name is also used in advertising programs organized by Handy Hardware. The Company believes that this name is useful to its operations, but also believes that the loss of ability to utilize this name would not have a material adverse effect upon the business of the Company. In addition, the Company has a registered trademark “H-Bolt” logo. The Company also believes that this trademark is useful to its operations but that the loss of ability to use this trademark would not materially affect the Company.

Capitalization by Member-Dealers

In order to become a Handy Hardware Member-Dealer, an independent hardware dealer must enter into a Dealer Contract with the Company. In addition, a Member-Dealer must enter into a Subscription Agreement with the Company for the purchase of 10 shares of Handy Hardware Class A Common Stock, $100 par value per share (“Class A Common Stock”), with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share (“Class B Common Stock”), and Preferred Stock, $100 par value per share (“Preferred Stock”). All shares of the Company’s stock have a purchase price of $100 per share.

In order to collect funds from Member-Dealers to purchase the required Class B Common Stock and Preferred Stock, an additional charge equal to 2% of the Member-Dealer’s warehouse purchases from the Company’s inventory is invoiced on each statement. This 2% charge was originally created to cover the Company’s operational expenses. Even though this charge now only covers less than 10% of the Company’s operational expenses, Handy has chosen to keep the percentage at 2% to benefit its Member-Dealers. The Company accumulates the funds from this 2% charge for each Member-Dealer to use for its purchase of Class B Common Stock and Preferred Stock. On an annual basis, the Company calculates each Member-Dealer’s desired stock ownership level; however, if a Member-Dealer ‘s actual stock ownership at year-end is equal to or exceeds its desired stock ownership level, the Member-Dealer is exempt from the 2% charge for a one year period.

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

Competition

The wholesale hardware industry in which the Company operates is highly competitive. The Company competes primarily with other dealer-owned wholesalers, cooperatives and independent wholesalers. The business of the Company is characterized by a small number of national companies that dominate the market, and a number of regional and local companies that compete for a limited share of the market. The Company considers itself a regional competitor. Competition is based primarily on price, delivery service, product performance and reliability. The Company’s management believes that it competes effectively in each of these areas, and that proximity to the markets it serves is of special importance to its ability to attract business in those regions.

Seasonality

The Company’s quarterly net earnings traditionally vary based on the timing of events which affect the Company’s sales. Traditionally, first and third quarter earnings have been negatively affected by the increased level of direct sales (with no markup) resulting from the Company’s semiannual trade show always held in the first and third quarters. However, the Company’s overall sales levels increase during the trade shows, which typically offsets the negative effect of the increased level of direct sales. In addition, the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather and economic conditions in the Company’s selling territories, can cause the Company’s net earnings per quarter to vary substantially from year to year. For example, during 2005 the cumulative effect of timing differences of purchase discounts, as well as improved economic conditions in all of our selling territories, contributed to the increase in 2005 net earnings. Sales during the fourth quarter are often lower, as hardware sales are slowest during the winter months preceding ordering for significant sales in the spring.

Item 1A. Risk Factors

HANDY’S SUCCESS DEPENDS ON THE SUCCESS OF ITS MEMBER-DEALERS IN THE RETAIL MARKETPLACE.

The success of Handy is dependent upon continued support from its Member-Dealers in the form of merchandise purchases for their retail outlets to generate positive net margin and cash flow for Handy. The retail hardware industry is characterized by intense competition. Independent hardware retailers, such as Handy Member-Dealers must remain competitive with the so-called “Big Box” stores such as Home Depot and Lowe’s, as well as the diversified retailers such as Wal-Mart. These retail competitors may have greater resources, larger market shares and more widespread presence than Handy Member-Dealers. The success of Handy is highly dependent upon the success of its Member-Dealers’ retail and industrial outlets in the marketplace.

THERE IS NO MARKET FOR HANDY’S STOCK, THE COMMON STOCK IS SUBJECT TO VARIOUS RESTRICTIONS AND INVESTORS MAY NOT BE ABLE TO SELL THEIR STOCK.

Handy is not publicly traded, so there is currently no trading market for any of its stock and Handy does not foresee a market developing at any time in the future. Therefore, investors may only liquidate their investment in the stock by having that stock redeemed by Handy. Member-Dealers may not transfer or hypothecate its shares of Class A Common Stock without first offering the shares to Handy at par value, which is also the purchase price of $100. Class B Common Stock and Preferred Stock are repurchased at par value in an amount equal to the grater of $3,000 or 20% of the aggregate par value of such shares. The balance of the Class B Common Stock and Preferred Stock are repurchased at either: (1) 100% of par value, with payment on a deferred basis, with interest over a five-year period; or (2) at 85% of par value, with immediate payment. There is no assurance that Handy will maintain such repurchase practices, which could be discontinued without notice at any time.

HANDY HAS OUTSTANDING DEBT THAT IS SENIOR TO THE STOCK AND IN THE EVENT OF THE BUSINESS FAILURE OF HANDY, IT MAY NOT HAVE SUFFICIENT ASSETS TO REDEEM THE STOCK.

Handy is financed by debt capital obtained from various external sources principally under its asset-based revolving credit facility (“Bank Facility”). A Member-Dealer’s stock is subordinate to senior, secured debt, trade creditors and other unsecured liabilities and subordinated debt of Handy. In the event of the business failure of Handy, there may not be sufficient assets to redeem all or a portion of the stock after payment of Handy debt and other liabilities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s 560,000 square foot warehouse and administrative and marketing offices are located on 25.2 acres of land in Houston, Texas. The Company’s property has convenient access to the major freeways necessary for the shipment of products to and from the warehouse facility. Management believes that the current facility will be sufficient to serve the needs of the Company for the foreseeable future.

Item 3.	Legal Proceedings

To the Company’s knowledge, there are no pending or threatened legal proceedings which would have a material effect on the Company’s financial position, results of operation or its assets.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for any class of Handy Hardware’s capital stock. Each Member-Dealer enters into a Subscription Agreement with the Company whereby it purchases 10 shares of Class A Common Stock or, in certain cases, 10 shares of Preferred Stock, from the Company. In addition, the Member-Dealer agrees to purchase a minimum number of shares of Class B Common Stock and Preferred Stock pursuant to a formula based upon merchandise purchased by the Member-Dealer from Handy Hardware. Holders of Class A Common Stock may not transfer those shares to a third party without first offering to sell them back to the Company. There are no restrictions on the transfer of the Company’s Class B Common Stock or Preferred Stock. All shares of the equity securities of the Company are, to the best knowledge of the Company, owned by Member-Dealers or former Member-Dealers of the Company or affiliates of such Member-Dealers. In the past the Company has acquired all the stock that former Member-Dealers have offered back to the Company, paying par value in cash for the Class A Common Stock and acquiring Class B Common Stock and Preferred Stock at par value on an installment sale basis. There is no assurance that Handy Hardware will maintain such practices, which could be discontinued without notice at any time. Other than as described above, the Company is not aware of the existence of a trading market for any class of its equity securities.

Shares of the Company’s Class A Common Stock are the only shares of capital stock with voting rights. A Member-Dealer receives one vote for each share of Class A Common Stock it owns. The number of record holders of each class of the Company’s Common Stock at February 28, 2006, was as follows:

Description	Number of Holders
Class A Common Stock (Voting), $100 par value	968
Class B Common Stock (Non-Voting), $100 par value	1,012

The Company has never paid cash dividends on either class of its Common Stock and does not intend to do so in the foreseeable future. For information concerning dividends paid on the Company’s Preferred Stock, see Items 6 and 8 below.

Equity Compensation Plan Information

The Company does not have any equity compensation plans or individual compensation arrangements under which the Company’s equity securities may be issued in exchange for goods or services as described in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s purchase of all classes of equity securities during the three months ended December 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October	1-31, 2005	Class A Common Stock	80	$100.00	N/A	N/A
		Class B Common Stock	350
		Preferred Stock	434
		Total	864 shares
November	1-30, 2005	Class A Common Stock	10	$100.00	N/A	N/A
		Class B Common Stock	55
		Preferred Stock	55
		Total	120 shares
December	1-31, 2005	Class A Common Stock	100	$100.00	N/A	N/A
		Class B Common Stock	340
		Preferred Stock	340
		Total	780 shares
Total		1,764 shares		$100.00	N/A	N/A

(1) We do not have any publicly announced repurchase programs. These shares were repurchased when ownership exceeded desired levels or upon the retirement of Member-Dealers from our buying group.

Item 6.	Selected Financial Data

The following table provides selected financial information for the five years ended December 31, 2005, derived from financial statements that have been examined by independent public accountants. The table should be read in conjunction with “Management’s Discussion and Analysis” below and the financial statements and the notes thereto included in Item 8.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Income Data:
Net Sales	$218,853,463	$198,327,611	$189,068,660	$186,449,447	$178,503,543
Total Revenue	225,376,644	203,618,053	194,093,467	190,989,139	182,617,439
Total Expenses	223,147,741	201,876,049	192,765,454	190,005,803	182,006,236
Net Earnings	1,379,921	1,120,628	851,077	614,096	389,075
Preferred Stock Dividends Paid	619,712	572,724	524,193	491,484	635,737
Net Earnings (Loss) Applicable to Common Stockholders	760,209	547,904	326,884	122,612	(246,662)
Net Earnings (Loss) Per Share of Class A and Class B Common Stock	7.30	5.52	3.51	1.39	(3.03)
Total Comprehensive Earnings (Loss)	$762,185	$555,035	$351,315	$75,486	$(292,937)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Current Assets	$40,517,272	$35,065,189	$33,559,671	$30,776,898	$31,814,422
Property (Net of Accumulated Depreciation)	14,761,111	15,033,352	15,106,190	15,902,215	16,776,391
Other Assets	233,284	320,741	432,282	436,638	698,012
Total Assets	$55,511,667	$50,419,282	$49,098,143	$47,115,751	$49,288,825

Current Liabilities	$22,861,924	$22,501,930	$22,646,478	$22,183,037	$25,055,255
Noncurrent Liabilities	3,596,712	1,130,915	998,391	1,301,712	1,647,733
Stockholders’ Equity	29,053,031	26,786,437	25,453,274	23,631,002	22,585,837
Total Liabilities and Stockholders’ Equity	$55,511,667	$50,419,282	$49,098,143	$47,115,751	$49,288,825

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2005, Handy Hardware continued to accomplish several goals, which resulted in a year of significant sales increases. The Company has been widening its offering of products in order to give Member-Dealers more variety in what they can offer to their customers. The Company also is looking into expanding its presence geographically to attract more Member-Dealers, which would allow for Handy to maintain its low prices offered to Member-Dealers. As a result of an increase in sales due to Hurricanes Katrina and Rita and strong spring and fall trade shows in 2005, the Company had the biggest net sales increase in eight years of over $20,526,032.

Material Changes in Results of Operations

Net Sales. With a strong economy and the recovery efforts taking place in the aftermath of two significant hurricanes in our selling territories, the Company’s net sales growth continued throughout 2005. Net sales in 2005 increased 10.3% ($20,526,032) over 2004 net sales, compared to a 4.9% sales growth rate ($9,258,951) of net sales in 2004 over 2003 levels. Net sales growth during 2005 was mainly attributable to an increase in sales following the two hurricanes, marketing initiatives to help Member-Dealers maintain their competitiveness in their selling territories, as well as strong increases in regular sales and sales generated from our spring and fall trade shows. The sales increased in spite of a slight decrease in the number of Member-Dealers for the past three years primarily because in 2003 the Company began to focus on increasing sales per Member-Dealer, in part by tightening its membership standards. No single Member-Dealer represents more than 1.8% of our net sales.

Although the Company’s annual sales growth has been relatively steady for the past three years, sales growth varies from territory to territory in any given period. During 2005, sales in all eleven of our selling territories were more robust than in the same period in 2004. Texas territories represented approximately 62% of net sales.

Net Material Costs. Net material costs during 2005 were $193,271,452, compared to $175,055,042 in 2004 and $168,166,289 in 2003. Net material costs for 2005 increased 10.4% over the level of those costs in 2004, compared to an increase in net material costs in 2004 of 4.1% over 2003 levels. For 2005, the percentage increase in net material costs (10.4%) was about equal to the percentage increase in net sales (10.3%). In 2004, the percentage increase in net material costs of 4.1% was lower than the percentage increase in net sales during 2004 (4.9%) from 2003 levels. Net material costs as a percentage of net sales have remained fairly constant: 88.3% of net sales in both 2005 and 2004 and 89.9% of 2003 net sales.

Payroll Costs. Payroll costs during 2005 increased $878,740 (8.1%) over 2004 levels, compared to an increase in payroll costs during 2004 of $561,067 (5.4%) over 2003 levels. The 2005 increase was primarily due to salary increases needed to attract or retain high-quality employees. Payroll costs as a percentage of each of total expenses and net sales remained fairly constant for 2005, 2004 and 2003.

Other Operating Costs. In 2005, other operating costs increased $2,140,370 (13.5%) from 2004 levels compared to a lower increase in 2004 of $1,657,069 (11.7%) from 2003 levels. The more significant increase in 2005 can be attributed primarily to a larger increase in warehouse and delivery expenses, most significantly an increase in fuel costs of $768,017, an increase in the cost of rental equipment of $118,662 and an increase of warehouse and delivery supplies (pallets, totes, shrink-wrap, etc.) of approximately $112,776. In addition, advertising expense increased by $277,493 as a result of the Company absorbing a larger percentage of the cost of dealer circulars. These four expenses accounted for 60% of the total increase.

Net Earnings

While net sales for 2005 increased $20,526,032 (10.3%) over net sales for 2004, net material costs for 2005 grew by $18,216,410 (10.4%) over 2004 levels, causing gross margin for 2005 to increase by $2,309,622 (9.9%), as compared to the increase in gross margin for 2004 of $2,370,198 (11.3%). In addition, sundry income for 2005 increased $1,232,559 (23.3%) over 2004 levels. During 2005, however, a rise in payroll costs and an increase in other operating costs partially offset the increase in gross margin and sundry income, with the result that net earnings before taxes for 2005 increased $486,899 over net earnings for 2004. After-tax net earnings, combined with dividends on preferred stock and other comprehensive earnings, resulted in total comprehensive earnings of $762,185 in 2005, compared to a total comprehensive earnings of $555,035 in 2004, a difference of $207,150.

Net earnings per share for 2005 increased 32.2% to $7.30 in 2005 from $5.52 in 2004. The increase is primarily due to net earnings in 2005 being approximately 23.1% higher than net earnings in 2004, partially offset by a $46,988 increase in dividends paid in 2005 over 2004 levels. In 2005, net earnings exceeded dividends by $760,209 (122.7%), while in 2004 net earnings exceeded dividends by $547,904 (95.7%).

The variation in the Company’s earnings per share from year to year results from the Company’s commitment to price its merchandise in order to deliver the lowest cost buying program for Member-Dealers, which often results in lower net earnings for the Company. Because virtually all of the Company shareholders are also Member-Dealers, these trends benefit the individual shareholders of the Company who purchase the Company’s merchandise. Therefore, there is no demand from shareholders that the Company focus greater attention upon earnings per share.

Material Changes in Financial Condition and Liquidity

In 2005, Handy Hardware maintained its financial condition and its ability to generate adequate amounts of cash while continuing to make significant investments in inventory, warehouse facilities, delivery equipment and computer software and hardware to better meet the needs of its Member-Dealers. However, net cash provided by the Company’s operating activities may vary substantially from year to year. These variations result from (i) the state of the regional economy in the Company’s selling territories, (ii) payment terms the Company offers to its Member-Dealers for merchandise, (iii) payment terms available to the Company from its suppliers, and (iv) the timing of promotional activities such as the Company’s fall trade show.

During 2005 there was an increase of $484,145 in the Company’s cash. The Company generated $364,294 of cash flow from operating activities, compared to cash flow used for operating activities in 2004 of $1,157,127 and cash flow used for operating activities in 2003 of $3,018,459. The operating cash inflow in 2005 was principally attributable to a significant increase in net earnings, accounts payable and accrued expenses payable. These positive influences on cash flow were only partially offset by the negative effects on cash flow from an increase in accounts receivable and inventory.

In 2005, net earnings and other comprehensive earnings combined were $254,138 more than the combined total in 2004 (2005 - $1,381,897 vs. 2004 - $1,127,759). This 22.5% increase was mainly attributable to a 9.9% increase in gross margin and a 23.3% increase in sundry income.

Accounts payable increased $1,555,492 during 2005 compared to a decrease of $2,211,924 in 2004. This disparity when comparing these two periods is primarily attributable to variances in extended payment terms offered by vendors and the timing of the Company’s fall market.

In 2005, accrued expenses payable increased $760,177 as compared to a decrease of $199,436 in 2004. The increase in 2005 can be attributed to 2005 property tax of $1,062,653 which was not paid until January 2006.

Accounts receivable in 2005 increased by $2,794,958 as compared to a decrease of $644,688 in 2004, a net change of $3,439,646. The increase in accounts receivable levels during the year is attributable to variances in extended payment terms offered to Member-Dealers at the fall trade show and Member-Dealers in the hurricane affected areas, and the increase in sales resulting from the increase in demand for product following the two devastating hurricanes that affected several of our selling territories. The accounts receivable turnover ratio for fiscal year 2005 was 12.43 as compared to 13.58 for 2004.

In 2005, inventory increased $2,311,344 compared to an increase of $1,769,437 in 2004. In 2005, management continued its strategy to increase the breadth and depth of inventory to better meet the needs of our Member-Dealers. In addition, inventory was increased to meet the needs of our Member-Dealers in hurricane affected areas. The Company ended both 2005 and 2004 with an excess of 42,000 stockkeeping units. The inventory turnover ratio for the fiscal year 2005 was 5.5 turns as compared to 5.6 turns for fiscal year 2004.

Net cash provided by financing activities was $1,069,397 in 2005, as compared to $2,526,728 in 2004 and to $3,070,384 in 2003. The decrease in 2005 from 2004 was principally attributable to an increase of repayments made on the Company’s line of credit of $3,175,000 (2005 repayments were $65,555,000 and 2004 repayments were $62,380,000).

The Company’s continuing ability to generate cash to fund its activities is highlighted by three key liquidity measures — working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

	DECEMBER 31,
	2005	2004	2003

Working Capital	$17,655,348	$12,563,259	$10,913,193

Current Ratio	1.77 to 1	1.56 to 1	1.48 to 1

Long-Term Debt as Percentage of Capitalization	12.4%	4.2%	3.9%

In 2006, the Company expects to further expand its existing customer base in its non-core selling territories by increasing its efforts to sell its program to new Member-Dealers. The Company will finance this expansion with anticipated growth in revenues from sales to the new Member-Dealers in these selling territories and with receipts from sales of stock to new and current Member-Dealers. The Company expects that expansion in these selling territories will have a beneficial effect on its ability to generate cash to meet its funding needs.

Contractual Commitments and Obligations

Our contractual obligations for the next five years and thereafter are as follows:

	Year Ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligation: (1)
None-cancelable Operating Leases	$768,899	$636,709	$562,542	$450,560	$256,000	$53,658	$2,728,368

Credit Facility which expires in April 2007 (2)	(2)	(2)	--	--	--	--	--

Notes Payable – Stock	26,600	150,440	17,500	120,520	55,400	-0-	370,460

Notes Payable – Vendor Consignment	-0-	-0-	-0-	-0-	-0-	211,871	211,871

Non-cancelable Capital Leases	31,039	27,756	28,578	29,423	30,294	47,131	194,221

	$826,538	$814,905	$608,620	$600,503	$341,694	$312,600	$3,504,920

_____________________

1.

Excludes any obligation to repurchase shares which is discussed above in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and below in Note 8 to the Financial Statements.

2.

There was $5,000,000 outstanding on the Company’s credit facility at December 31, 2005 and no outstanding balance on March 13, 2006. The amounts outstanding under the credit facility fluctuate on a daily basis.

Capital Resources

Over the past five years, the Company’s investments in plant and equipment have amounted to more than $7.8 million and have provided the Company with the capacity for growth to meet Member-Dealers’ increasing demand for merchandise and expanded services. Management intends to continue to invest prudently at levels commensurate with the anticipated market expansion and needs of current Member-Dealers.

During 2005, the Company invested $980,448 in plant and equipment, with $287,020 (29.3%) used to upgrade computer equipment and purchase order entry terminals, with $278,537 (28.4%) used to purchase trailers, with $213,530 (21.8%) used to purchase warehouse equipment, with $127,051 (12.9%) used to upgrade the Company’s auto fleet. The remainder was used to upgrade the Company’s building facility ($3,058) and to purchase office furniture and equipment ($71,252) (21.8%).

The Company has budgeted approximately $340,000 for 2006 capital expenditures. Of this amount, the Company will use approximately $160,000 to upgrade the Company’s computer system, $100,000 to improve the Company’s fleet of automobiles, $10,000 to upgrade the Company’s office equipment and $70,000 to purchase warehouse equipment.

We have an unsecured $10 million revolving line of credit due April 30, 2007 with J.P. Morgan Chase Bank, which we use from time to time for our working capital and other financing needs. No principal is required to be paid prior to the maturity date. As of December 31, 2005, the Company owed $5,000,000 on the line of credit. During 2005, we borrowed $65,555,000 and repaid $65,555,000 under our line of credit. We make monthly interest payments on the outstanding balance of our line of credit. For the year 2005, our interest payment was $97,819. Our average outstanding balance on our line of credit for 2005 was $2,313,658.

The Company’s cash position of $1,873,207 at December 31, 2005 is anticipated to be sufficient to fund budgeted 2006 capital expenditures. The Company may, however, utilize some third party financing, including the Company’s existing credit sources, to increase inventory throughout the year to meet Member-Dealer needs.

Off-Balance Sheet Arrangements

As of December 31, 2005, the Company did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Critical Accounting Policies

The following summarizes several of the Company’s critical accounting policies. The Company’s significant accounting policies are also included in Note 1 to the Company’s Consolidated Financial Statements.

Inventories. Inventories are valued at the lower of cost or market, determined on a first in, first out basis, with proper adjustments made for old or obsolete merchandise.

Revenue Recognition. The Company recognizes revenues and receivables when merchandise is shipped or services are rendered, and expenses are recognized when the liability is incurred.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based upon a three year average of bad debt expense recognized by the Company in the most recent three fiscal years.

Other Events

We have taken initial steps that would allow us to propose to our shareholders a recapitalization of the Company in order to operate as a cooperative under Subchapter T of the Internal Revenue Code. We are pursuing with the SEC a “no-action” letter which is a necessary step to our terminating our reporting as a public company. If we are successful in this course and recapitalize the Company, member-dealers would no longer receive quarterly or annual SEC reports. However, we would continue to provide annual audited financial statements to member-dealers. The principal reason for undertaking this effort is the increased costs of being a public company, particularly the cost of complying with Section 404 of the Sarbanes Oxley Act regarding documentation, assessment and attestation as to effectiveness of our internal controls over financial reporting. Any such recapitalization is subject to receipt of a “no-action” letter from the SEC and a proxy statement whereby the shareholders must approve the recapitalization by a two thirds (66.6%) vote.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s Credit Agreement with JPMorgan Chase Bank provides for a fluctuating interest rate of prime rate minus one and three-quarter percent (1.75%) or the London Interbank Offering Rate (“LIBOR”) plus one and one-quarter percent (1.25%), at the Company’s election. The interest rate in effect as of December 31, 2005 was 5.5% and the weighted average interest rate in effect during 2005 was 4.38%. Based on the December 31, 2005 outstanding balance of $5,000,000 under the line of credit, if the interest rate on the line of credit increased by an average of one percent (1%) over the December 31, 2005 rate, the Company’s interest expense for the next twelve months would increase by approximately $50,000. The Company does not own, nor have an interest in, any other market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Handy Hardware Wholesale, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Handy Hardware Wholesale, Inc. as of December 31, 2005, and the related statements of earnings, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
February 10, 2006
Houston, Texas

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Handy Hardware Wholesale, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Handy Hardware Wholesale, Inc., as of December 31, 2004, and the related statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Handy Hardware Wholesale, Inc., as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

This report is a copy of the report issued by the predecessor auditor. The predecessor auditor has discontinued performing auditing and accounting services for SEC Financial Statements.

CLYDE D. THOMAS & COMPANY, P. C.

Certified Public Accountants

June 9, 2005

Pasadena, Texas

HANDY HARDWARE WHOLESALE, INC.

BALANCE SHEETS

	DECEMBER 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$ 1,873,207	$ 1,389,062
Accounts Receivable – net of subscriptions receivable and allowance for doubtful accounts	13,724,096	10,929,138
Notes Receivable	289	953
Inventory	24,633,146	22,321,802
Deferred Compensation Funded	84,026	80,159
Prepaid Expenses	202,508	105,644
Prepaid Income Tax	-0-	238,431
	$40,517,272	$35,065,189
PROPERTY, PLANT AND EQUIPMENT
At Cost, Less Accumulated Depreciation of $8,790,925 (2205) and $7,682,646 (2004)	$14,761,111	$15,033,352

OTHER ASSETS
Notes Receivable	$ 211,871	$ 221,492
Intangible Assets Less Accumulated Amortization of $2,881 (2005) and $1,676 (2004)	16,188	15,468
Deferred Compensation Funded	-0-	80,159
Prepaid Expenses	5,225	3,622
	$ 233,284	$ 320,741
TOTAL ASSETS	$55,511,667	$50,419,282

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Notes Payable – Line of Credit	$ 2,500,000	$ 5,000,000
Notes Payable – Stock	26,600	51,060
Notes Payable – Capital Lease	31,039	9,780
Accounts Payable – Trade	18,662,864	17,107,372
Accrued Expenses	1,013,736	253,559
Deferred Compensation Payable	84,026	80,159
Income Taxes Payable	543,659	-0-
	$22,861,924	$22,501,930
NONCURRENT LIABILITIES
Notes Payable – Line of Credit	$ 2,500,000	$ -0-
Notes Payable – Stock	343,860	319,141
Notes Payable – Capital Lease	163,182	-0-
Notes Payable – Vendor Consignment Merchandise	211,871	221,203
Deferred Compensation Payable	-0-	80,159
Deferred Income Taxes Payable	377,799	510,412
	$3,596,712	$1,130,915
TOTAL LIABILITIES	$26,458,636	$23,632,845

HANDY HARDWARE WHOLESALE, INC.

BALANCE SHEETS (CONTINUED)

	DECEMBER 31,
	2005	2004
STOCKHOLDERS’ EQUITY
Common Stock, Class A, authorized 30,000 shares, $100 par value per share, issued 10,170 & 10,200 shares	$ 1,017,000	$ 1,020,000
Common Stock, Class B, authorized 200,000 shares, $100 par value per share, issued 93,978 & 86,611 shares	9,397,800	8,661,100
Common Stock, Class B, Subscribed, 4,880.00 & 4,867.26 shares	488,000	486,726
Less Subscriptions Receivable for Class B Common Stock	(37,700)	(33,308)
Preferred Stock, 7.25% Cumulative, authorized 200,000 shares, $100 par value per share, issued 96,574.25 & 89,191.25 shares	9,657,425	8,919,125
Preferred Stock, Subscribed, 4,880.00 & 4,867.26 shares	488,000	486,726
Less Subscriptions Receivable for Preferred Stock	(37,699)	(33,308)
Paid in Surplus	638,574	599,930
	$21,611,400	$20,106,991

Retained Earnings exclusive of other comprehensive earnings (loss)	7,440,128	6,679,919
Retained Earnings applicable to other comprehensive earnings (loss)	1,503	(473)
	7,441,631	6,679,446

Total Stockholders’ Equity	$29,053,031	$26,786,437

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$55,511,667	$50,419,282

See accompanying summary of accounting policies and notes to financial statements.

HANDY HARDWARE WHOLESALE, INC.

STATEMENTS OF EARNINGS

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
REVENUES
Net Sales	$218,853,643	$198,327,611	$189,068,660
Sundry Income	6,523,001	5,290,442	5,024,807
TOTAL REVENUE	$225,376,644	$203,618,053	$194,093,467

EXPENSES
Net Material Costs	$193,271,452	$175,055,042	$168,166,289
Payroll Costs	11,742,551	10,863,811	10,302,744
Other Operating Costs	18,010,536	15,870,166	14,213,097
Interest Expense	123,202	87,030	83,324
TOTAL EXPENSES	$223,147,741	$201,876,049	$192,765,454

EARNINGS BEFORE PROVISION FOR INCOME TAX	$2,228,903	$1,742,004	$1,328,013

PROVISION FOR INCOME TAX	848,982	621,376	476,936

NET EARNINGS	$1,379,921	$1,120,628	$ 851,077

LESS DIVIDENDS ON PREFERRED STOCK	619,712	572,724	524,193

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS	$ 760,209	$ 547,904	$ 326,884

NET EARNINGS PER SHARE OF COMMON STOCK, CLASS A & CLASS B	$ 7.30	$ 5.52	$ 3.51

OTHER COMPREHENSIVE EARNINGS
Unrealized Gain on Securities	$ 2,994	$ 10,804	$ 37,017
Provision for Income Tax	1,018	3,673	12,586
Other Comprehensive Earnings Net of Tax	$ 1,976	$ 7,131	$ 24,431

TOTAL COMPREHENSIVE EARNINGS	$ 762,185	$555,035	$351,315

See accompanying summary of accounting policies and notes to financial statements.

HANDY HARDWARE WHOLESALE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
COMMON STOCK, CLASS A $100 PAR VALUE
Balance at January 1,	$1,020,000	$1,020.000	$1,025,000
Stock issued (year 2005 – 540 shares)	54,000	73,000	63,000
Stock canceled (year 2005 – 570 shares)	(57,000)	(73,000)	(68,000)
Balance at December 31,	$1,017,000	$1,020,000	$1,020,000

COMMON STOCK, CLASS B $100 PAR VALUE
Balance at January 1,	$8,661,100	$8,276,200	$7,547,500
Stock issued (year 2005 – 9,886 shares)	988,600	940,300	898,800
Stock canceled (year 2005 – 2,519 shares)	(251,900)	(555,400)	(170,100)
Balance at December 31,	$9,397,800	$8,661,100	$8,276,200

COMMON STOCK, CLASS B, SUBSCRIBED
Balance at January 1,	$486,726	$517,465	$509,995
Stock subscribed	983,774	871,661	877,170
Transferred to stock	(982,500)	(902,400)	(869,700)
Balance at December 31,	$488,000	$486,726	$517,465
Less subscription receivable	(37,700)	(33,308)	(32,938)
Total	$450,300	$453,418	$484,527

PREFERRED STOCK, 7.25% CUMULATIVE $100 PAR VALUE
Balance at January 1,	$8,919,125	$8,555,000	$7,833,200
Stock issued (year 2005 – 10,046 shares)	1,004,600	959,725	904,400
Stock canceled (year 2005 – 2,663 shares)	(266,300)	(595,600)	(182,600)
Balance at December 31,	$9,657,425	$8,919,125	$8,555,000

PREFERRED STOCK, 7.25% CUMULATIVE SUBSCRIBED
Balance at January 1,	$486,726	$517,465	$509,995
Stock subscribed	983,774	871,661	877,170
Transferred to stock	(982,500)	(902,400)	(869,700)
Balance at December 31,	$488,000	$486,726	$517,465
Less subscription receivable	(37,699)	(33,308)	(32,938)
Total	$450,301	$453,418	$484,527

PAID IN CAPITAL SURPLUS
Balance at January 1,	$599,930	$508,609	$483,336
Additions	38,644	91,321	25,273
Balance at December 31,	$638,574	$599,930	$508,609

TREASURY STOCK, AT COST COMMON STOCK, CLASS A, AT COST
Balance at January 1,	$ -0-	$ -0-	$ -0-
Stock reacquired	(57,000)	(73,000)	(68,000)
Stock canceled	57,000	73,000	68,000
Stock issued	-0-	-0-	-0-
Balance at December 31,	-0-	-0-	-0-

HANDY HARDWARE WHOLESALE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (CONT.)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
COMMON STOCK, CLASS B , AT COST
Balance at January 1,	$ -0-	$ -0-	$ -0-
Stock reacquired	(251,900)	(555,400)	(170,100)
Stock canceled	251,900	555,400	170,100
Stock issued	-0-	-0-	-0-
Balance at December 31,	$ -0-	$ -0-	$ -0-

PREFERRED STOCK, 7.25% CUMULATIVE, AT COST
Balance at January 1,	$ -0-	$ -0-	$ -0-
Stock reacquired	(266,300)	(595,600)	(182,600)
Stock cancelled	266,300	595,600	182,600
Stock issued	$ -0-	$ -0-	$ -0-
Balance at December 31,	$ -0-	$ -0-	$ -0-

TOTAL TREASURY STOCK	$ -0-	$ -0-	$ -0-

RETAINED EARNINGS
Balance at January 1,	$6,679,446	$6,124,411	$5,773,096
Add: Net earnings year ending Dec. 31	1,379,921	1,120,628	851,077
Other comprehensive earnings	1,976	7,131	24,431
Deduct: Cash dividends on Preferred Stock	619,712	572,724	524,193
Balance at December 31,	$7,441,631	$6,679,446	$6,124,411

TOTAL STOCKHOLDERS’ EQUITY	$29,053,031	$26,786,437	$25,453,274

See accompanying summary of accounting policies and notes to financial statements.

HANDY HARDWARE WHOLESALE, INC.

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings and other comprehensive earnings	$1,381,897	$1,127,759	$875,508
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Amortization	1,113	952	487
Depreciation	1,244,622	1,140,533	1,181,572
Increase (Decrease) in Deferred income tax	(132,614)	160,478	77,097
Gain on sale of property, plant and equipment	(25,541)	(29,934)	(13,351)
Unrealized gain (increase) in fair market
value of securities	(2,994)	(10,804)	(37,017)
Deferred compensation funded	80,159	73,732	60,134
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(2,794,958)	644,688	(519,425)
(Increase) Decrease in notes receivable	10,285	30,656	(4,089)
Increase in inventory	(2,311,344)	(1,769,437)	(2,523,184)
(Increase) Decrease in prepaid expenses	(98,467)	(31,924)	(75,593)
Decrease in notes payable for vendor
consignment merchandise	(9,332)	(21,556)	(4,704)
Increase (Decrease) in accounts payable	1,555,492	(2,211,924)	(894,900)
Increase (Decrease) in accrued expenses payable	760,177	(199,436)	(1,121,652)
Increase in Current Income Tax Payable	782,091	-0-	-0-
Decrease in deferred compensation payable	(76,292)	(60,910)	(19,342)
Net Cash Provided by (Used for) Operating Activities	$364,294	$(1,157,127)	$(3,018,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	$(980,448)	$(1,080,649)	$(395,995)
Expenditure for intangible assets	(1,925)	(7,438)	(3,600)
Sale of property, plant and equipment	33,700	42,888	23,800
Reinvested dividends, interest and capital gains	(873)	(2,019)	(3,775)
Net Cash Provided by (Used for) Investing Activities	$(949,546)	$(1,047,218)	$(379,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable – line of credit borrowings	$65,555,000	$64,950,000	$53,150,000
Note Payable – line of credit repayments	(65,555,000)	(62,380,000)	(50,720,000)
Increase (Decrease) in notes payable – capital leases	184,441	(24,857)	401
Increase (Decrease) in notes payable – stock	259	(223,819)	(306,780)
Increase in subscription receivable	(8,783)	(740)	(14,756)
Proceeds from issuance of stock	2,088,392	2,002,868	1,906,412
Purchase of treasury stock	(575,200)	(1,224,000)	(420,700)
Dividends paid	(619,712)	(572,724)	(524,193)
Net Cash Provided by (Used for) Financing Activities	$1,069,397	$2,526,728	$3,070,384

NET INCREASE (DECREASE) IN CASH	$484,145	$322,383	$(327,645)
CASH AT BEGINNING OF YEAR	1,389,062	1,066,679	1,394,324
CASH AT END OF YEAR	$1,873,207	$1,389,062	$1,066,679

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS
Interest expense paid	$112,305	$87,030	$83,324
Income tax payments	200,524	519,797	480,174
Cancellation of Treasury Stock	575,200

See accompanying summary of accounting policies and notes to financial statements.

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 - ACCOUNTING POLICIES

Nature of Business

Handy Hardware Wholesale, Inc., (the “Company”), was incorporated as a Texas corporation on January 6, 1961. Its principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

Handy Hardware Wholesale, Inc. sells to its Member-Dealers products primarily for retail hardware, lumber and home center stores. In addition, the Company offers advertising and other services to Member-Dealers.

The Company wholesales hardware to its dealers in Texas, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Florida, Colorado, New Mexico, Tennessee, Mexico and Central America.

Cash

The Company maintains a checking account which, at times, exceeds the FDIC coverage of $100,000 normally extended to such accounts. At December 31, 2005, the balance of this account amounted to $1,871,107.

Accounts Receivable

Generally accepted accounting principles require that financial statements show the amount of the allowance for doubtful accounts and subscription receivable as a reduction of receivables. Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts in the following amounts.

	December 31,
	2005	2004
Accounts Receivable	$13,841,065	$11,037,325
Subscriptions receivable	(75,399)	(66,617)
Allowance for doubtful accounts	(41,570)	(41,570)
Accounts Receivable, Net of Subscription Receivable and Allowance for Doubtful Accounts	$13,724,096	$10,929,138

Accounts receivable are stated at the amount billed to customers plus any accrued and unpaid interest. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable payments are ordinarily due 10 days after the issuance of the statement. Accounts that are unpaid upon issuance of a subsequent statement bear interest at .75% per statement period (18% per annum). Interest continues to accrue on delinquent accounts until the account is paid in full. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The specific write-off method is required for income tax purposes, with the difference shown as an adjustment on the Federal income tax return.

Inventories

Inventories consist primarily of goods purchased and held for resale. Inventories are valued at the lower of cost or market method, determined by the first in, first out method. On August 28, 2003, the Company entered into a Security Agreement with Electrolux Financial Corporation (formerly Frigidaire Financial Corp.) for inventory acquired from Electrolux Home Products North America. Inventory subject to this agreement at December 31, 2005 was $91,707.

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost. Depreciation of property accounts for financial statement presentation is based on estimated useful lives and methods as follows:

Asset	Life in Years	Method of Depreciation
Building	30-39	Straight Line
Furniture and warehouse equipment including computer and data processing equipment	3-7	Straight Line/MACRS
Transportation equipment	3-5	Straight Line/MACRS

Property, plant & equipment consists of:

	December 31,
	2005	2004
Land	$ 3,207,866	$ 3,207,866
Building & improvements	15,470,227	15,467,169
Furniture, computer, warehouse equipment	4,053,750	3,481,948
Transportation equipment	541,656	559,015
Capital Lease – Trailers	278,537	-0-
	$23,552,036	$22,715,998
Less: Accumulated depreciation	8,790,925	7,682,646
	$14,761,111	$15,033,352

Depreciation expense for the year ended December 31, 2005, amounted to $1,244,622 compared with $1,140,533 for the year ended December 31, 2004. Depreciation expense is included in other operating costs.

Changes in property, plant, and equipment for the year ended December 31, 2005 are shown in the following schedule:

	Balance 01-01-2005	Additions At Cost	Retirements	Other Changes	Balance 12-31-2005
Land	$ 3,207,866	$ -	$ -	$ -	$ 3,207,866
Building & improvements	15,467,169	3,058	-	-	15,470,227
Furniture, computers and warehouse equipment	3,481,948	571,802	-	-	4,053,750
Transportation	559,015	127,051	144,410	-	541,656
Capital Lease - Trailers	-	278,537	-	-	278,537
	$22,715,998	$980,448	$144,410	$ -	$22,552,036

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

Changes in property, plant, and equipment for the year ended December 31, 2004 are shown in the following schedule:

	Balance 01-01-2004	Additions At Cost	Retirements	Other Changes	Balance 12-31-2004
Land	$ 3,207,866	$ -	$ -	$ -	$ 3,207,866
Building & improvements	15,490,838	15,151	38,820	-	15,467,169
Furniture, computers and warehouse equipment	3,388,830	904,291	811,173	-	3,481,948
Transportation	526,857	161,207	129,049	-	559,015
	$22,614,391	$1,080,649	$979,042	$ -	$22,715,998

Changes in accumulated deprecation for property, plant, and equipment for the year ended December 31, 2005 are shown in the following schedule:

	Balance 01-01-2005	Depreciation Expense	Retirements	Other Changes	Balance 12-31-2005
Land	$ -	$ -	$ -	$ -	$ -
Building & improvements	5,021,800	513,562		-	5,535,362
Furniture, computers and warehouse equipment	2,255,894	538,181	-	-	2,794,075
Transportation	404,952	144,135	136,343	-	412,744
Capital Lease - Trailers	-	48,744	-	-	48,744
	$7,682,646	$1,244,622	$136,343	$ -	$8,790,925

Changes in accumulated deprecation for property, plant, and equipment for the year ended December 31, 2004 are shown in the following schedule:

	Balance 01-01-2004	Depreciation Expense	Retirements	Other Changes	Balance 12-31-2004
Land	$ -	$ -	$ -	$ -	$ -
Building & improvements	4,513,608	547,012	38,820	-	5,021,800
Furniture, computers and warehouse equipment	2,621,039	444,372	809,517	-	2,255,894
Transportation	373,554	149,149	117,751	-	404,952
	$7,508,201	$1,140,533	$966,088	$ -	$7,682,646

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Year	Annual Tax Depreciation Over (Under) Book Depreciation	Tax Depreciation (Over) Under Book Depreciation For Deleted Assets	Total Accumulation Tax Over Book Depreciation
12-31-03	178,241	14,706	1,733,731
12-31-04	429,417	5,949	2,169,097
12-31-05	(381,328)	-0-	1,787,769

2.	Deferred compensation is accrued as follows:

	Balance, December 31, 2004	$160,318
	Decrease for year ended December 31, 2005	76,292
	Balance, December 31, 2005	$84,026

The deferred compensation has not been deducted for income tax purposes. The deferred compensation was paid over a five-year period to Mr. James Tipton, retired former President and Chief Executive Officer of the Company with the final payment to be paid in the first quarter of 2006. Mr. Tipton retired in January, 2002.

3.	Internal Revenue Code Section 263A requires certain costs to be capitalized for inventory purposes. The following schedule shows the amount reported on the tax return.

	December 31,
	2005	2004
Book inventory	$24,633,146	$22,321,802
Adjustment for 263A uniform capitalization costs	517,399	476,581
Inventory for tax return	$25,150,545	$22,798,383

The Company accounts for any tax credits as a reduction of income tax expense in the year in which such credits arise. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

Net Earnings Per Share of Common Stock

Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to stock issued, stock subscribed, dividends on preferred stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

	DECEMBER 31,
	2005	2004	2003
Net Earnings	$1,379,921	$1,120,628	$851,077
Less: Dividends on preferred stock	619,712	572,724	524,193
Net earnings applicable to common stockholders	$ 760,209	$ 547,904	$326,884
Weighted average shares of common stock (Class A and Class B outstanding)	104,171	99,248	93,239
Net earnings per share of common stock	$ 7.30	$ 5.52	$ 3.51

Preferred Stock Dividends

Cash dividends paid on the Company’s outstanding preferred stock (par value $100 per share) were 7.25% for 2005, 7% for 2004, and 7% for 2003, pro-rated for the portion of a twelve-month period (ending January 31) during which the preferred stock was held. The weighted average number of preferred shares outstanding during each 12 month period was used to calculate the per share cash dividends on preferred stock as reflected below. Cash dividends have never been paid and are not anticipated to be paid in the future on either class of the Company’s outstanding common stock.

SCHEDULE OF PREFERRED STOCK DIVIDENDS
During the Year Ended December 31	Weighted Average Shares Outstanding	Per Share
2005	96,536	$6.42
2004	91,740	$6.24
2003	85,918	$6.10

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates in these financial statements include allowance for doubtful accounts receivable, useful lives for depreciation, inventory obsolescence and sales returns and allowances. Accordingly, actual results could differ from those estimates.

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

Fair Values of Financial Instruments

Fair values of cash equivalents approximate cost due to the short period of time to maturity. The Company believes the carrying value long-term debt adequately reflects the fair value of these instruments. All of the estimated fair values are management's estimates; however, there is no readily available market and the estimated fair value may not necessarily represent the amounts that could be realized in a current transaction, and these fair values could change significantly.

NOTE 2 - NOTES RECEIVABLE

Notes receivable reflect amounts due to the Company from its Member-Dealers under deferred payment agreements.

Under the deferred agreement, the Company supplies Member-Dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the Member-Dealer continues to purchase General Electric lamps through the Company. If a Member-Dealer ceases to purchase lamp inventory or sells or closes its business, then General Electric invoices the Company for the Member-Dealer’s initial order and the note becomes immediately due and payable in full to the Company.

Notes receivable are classified as follows:

	December 31,
	2005	2004
Current	$ 289	$ 953
Noncurrent	211,871	221,492
Total	$212,160	$222,445

NOTE 3 - NOTES PAYABLE - STOCK

The five year, interest bearing notes payable - stock reflect amounts due from the Company to former Member-Dealers for the Company’s repurchase of shares of Company stock owned by these former Member-Dealers. According to the terms of the notes, only interest is paid on the outstanding balance of the notes during the first four years. In the fifth year, both interest and principal are paid. Interest rates on outstanding notes currently range from 3.0% to 6.0%.

Notes payable - stock are classified as follows:

	December 31,
	2005	2004
Current	$ 26,600	$ 51,060
Noncurrent	343,860	319,141
Total	$370,460	$370,201

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 3 – NOTES PAYABLE - STOCK (CONTINUED)

Principal payments applicable to the next five years are as follows:

	December 31,
	2005	2004
2005	$ -0-	$ 51,060
2006	26,600	30,681
2007	150,440	150,440
2008	17,500	17,500
2009	120,520	120,520
2010	55,400	-0-
Total	$370,460	$370,201

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statements and income tax purposes.

The major categories of deferred income tax provisions are as follows (based on FASB 109):

	DECEMBER 31,
	2005	2004	2003
Excess of tax over book depreciation	$1,837,038	$2,169,097	$1,733,731
Allowance for doubtful accounts	(41,570)	(41,570)	(41,570)
Inventory-ending inventory adjustment for tax recognition of Sec. 263A uniform capitalization costs	(517,399)	(476,581)	(435,814)
Deferred compensation	(84,026)	(149,734)	(227,128)
State Tax	(82,871)	-	-
Total	1,111,172	1,501,212	1,029,219
Statutory tax rate	34%	34%	34%
Cumulative deferred income tax payable	$ 377,799	$ 510,412	$ 349,934
Classified as:
Noncurrent liability	$ 377,799	$ 510,412	$ 349,934

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 4 - INCOME TAXES (CONTINUED)

Reconciliation of income taxes on difference between tax and financial accounting is as follows:

	DECEMBER 31,
	2005	2004	2003
Principal components of income tax expense
Current
Income tax paid	$200,524	$519,797	$480,174
Carryover of prepayment from prior year	238,431	183,205	115,456
Current income tax payable	527,321	-	-
	$966,276	$703,002	$595,630
Less carryover to subsequent year	-	(238,431)	(183,205)
Income tax for tax reporting at statutory rate of 34%	$966,276	$464,571	$412,425
Deferred
Adjustments for financial reporting:
Depreciation	(129,652)	148,205	65,602
263A uniform capitalization costs	(13,878)	(13,861)	(12,007)
Other	27,254	26,134	23,502
Provision for income tax	$850,000	$625,049	$489,522

The Company is not exempt from income tax except for municipal bond interest. There was no municipal bond interest in 2005.

The Company is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income.

NOTE 5 – LEASES

Operating Leases

The Company leases certain trucks and trailers under long-term operating lease agreements. Leases expire in each of the years between 2006 and 2012.

The following is a schedule of future minimum lease payments for operating leases as of December 31, 2005 and 2004 for the subsequent five years:

	Years ended December 31,
	2005	2004
2005	$ -0-	$1,194,823
2006	768,899	990,263
2007	636,709	831,838
2008	562,542	717,377
2009	460,560	518,899
2010	256,000	290,269
Total	53,658	-

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 5 – LEASES (CONTINUED)

Rental Expenses

Rental expenses for the preceding three years are:

2005	$2,065,052
2004	$2,034,970
2003	$1,622,216

Capital Leases

Capital leases include a lease covering warehouse equipment which expires in 2006 and a trailer lease which expires in 2012. The following is an analysis of the leased property under capital leases by major class:

	Years ended December 31,
	2005	2004
Class of Property:
Warehouse equipment and trailers	$319,347	$51,834
Less: Accumulated depreciation	87,204	39,491
	$232,143	$12,343

The following is a schedule by year of future minimum lease payments for capital leases:

	Years ended December 31,
	2005	2004
2006	$ 31,039	$9,780
2007	27,756	-
2008	28,578	-
2009	29,423	-
2010	30,294	-
Thereafter	47,131	-
Total	$194,221	$9,780

The estimated interest rates range from 1.5% to 4.0%. Amortization of leased property is included in depreciation expense.

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 6 - RELATED PARTY TRANSACTIONS

None. The Company is owned entirely by its Member-Dealers and former Member-Dealers. No shareholder is the beneficial owner of more than five percent of any class of the Company’s voting securities. Substantially all sales are made to the Member-Dealers (Owners) of the Company.

NOTE 7 - RETIREMENT PLAN - HANDY HARDWARE WHOLESALE, INC. 401(K) PROFIT SHARING PLAN

During 1997, the Company transferred the former Profit Sharing and Savings Plan to a 401(K) Profit Sharing plan (the “Plan”) to help employees achieve financial security during their retirement years. Employees are eligible to participate in the Plan if they have attained age 21 and have completed one year of service with the Company. The Plan includes a 401(K) arrangement to allow employees to contribute to the Plan a portion of their compensation, known as elective deferrals. Each year, the Company will make matching contributions in the percentage determined by the Board of Directors at its discretion. The Board of Directors may choose not to make matching contributions to the Plan for a particular year. From January 1, 2005 through March 31, 2005, the employees could contribute up to 6% of their gross annual compensation with 50% of such contribution matched by the Company. Beginning April 1, 2005, the matching contribution increased to 55%. In addition, since the effective date of the Plan, the employees have been able to contribute an additional 9% with no Company matching contribution. Employees are 100% vested at all times for elective deferrals in the Plan. The Plan permits the Company to contribute a discretionary amount for a plan year designated as qualified non-elective contributions. Company qualified non-elective contributions are allocated to employees in the same proportion that the number of points per employee bears to the total points of all participants. Employees receive one point for each $200 of compensation and five points for each year of service. Employees’ interests in the value of the contributions made to their account first partially vest after two years of service at 20% and continue to vest an additional 20% each year until fully vested after six years of service. Participating employees who reach age 65 are fully vested without regard to their number of years of service. Benefits are paid to eligible employees under the plan in lump sum upon retirement, or at the direction of the employee, pursuant to the terms of an annuity plan selected by the employee. The amount of cost recognized during the years ended December 31, is as follows:

	Total	Company Matching Contribution	Company Qualified Non-elective Contribution
2005	$189,671	$189,671	$ -0-
2004	$150,157	$150,157	$ -0-
2003	$133,461	$133,461	$ -0-

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 8 - STOCKHOLDERS’ EQUITY

Terms of Capital Stock

The holders of Class A Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of Class A Common Stock must be engaged in the retail sale of goods and merchandise, and may not be issued or retain more than ten shares of Class A Common Stock at any time. The holders of Class B Common Stock are not entitled to vote on matters submitted to a vote of shareholder except as specifically provided by Texas Law.

The holder of Preferred Stock are entitled to cumulative dividends of not less than 7 percent per year nor more than 20 percent per year of the par value ($100.00 per share) of the shares of Preferred Stock, as fixed by the Board of Directors. The Preferred Stock has a liquidation value of $100 per share. The holders of Preferred Stock are not entitled to vote on matters submitted to a vote of shareholders except as specifically provided by Texas law. The shares of Preferred Stock are not convertible, but are subject to redemption (at the option of the Company) by vote of the Company’s Board of Directors, in exchange for $100 per share and all accrued unpaid dividends.

Capitalization

To become a Handy Hardware Member-Dealer, an independent hardware dealer must enter into a Subscription Agreement with the Company for the purchase of ten shares of Handy Hardware Class A Common Stock, $100 par value per share, and for any additional store, ten shares of Preferred Stock, with an additional agreement to purchase a minimum number of shares of Class B Common Stock, $100 par value per share, and Preferred Stock, $100 par value per share. Class B Common Stock and Preferred Stock are purchased pursuant to a formula based upon total purchases of merchandise by the Member-Dealer from the Company, which determines the “Required Stock Ownership” for each Member-Dealer. The minimum Required Stock Ownership is $10,000.

Each Member-Dealer receives from the Company a semimonthly statement of total purchases made during the covered billing period, with an additional charge (“Purchase Funds”) equal to 2 percent of that Member-Dealer’s warehouse purchases until the Member-Dealer’s Required Stock Ownership for that year is attained. Although the Subscription Agreement entitles the Company to collect 2 percent of total purchases, since May 1, 1983, the Board of Directors has determined to collect 2 percent of warehouse purchases only. On a monthly basis, the Company reviews the amount of unexpended Purchase Funds being held for each Member-Dealer. If a Member-Dealer has unexpended Purchase Funds of at least $2,000, the Company applies $2,000 to the purchase of ten shares of Class B Common Stock ($1,000) and ten shares of Preferred Stock ($1,000) each at $100 per share.

Transferability

Holders of Class A Common Stock may not sell those shares to a third party without first offering to sell them back to the Company. There are no specific restrictions on the transfer of the Company’s Class B Common or Preferred Stock.

Membership Termination

Following written request, the Company will present to the Board of Directors a Member-Dealer’s desire to have his stock repurchased and the Member-Dealer Contract terminated. According to the current procedures established by the Board of Directors, a Member-Dealer’s stock may be repurchased according to either of two options.

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

Option I	-

The Member-Dealer’s Class A Common Stock is repurchased at $100 per share. Any funds remaining in the Member-Dealer’s Purchase Fund Account will be returned at the dollar value of such account. Twenty percent or $3,000, whichever is greater, of the total value of the Class B Common and Preferred Stock will be repurchased. The remaining value of the Class B Common and Preferred Stock is converted to a five-year interest-bearing note. During the first four years this note only pays interest. In the fifth year both interest and principal are paid. The interest rate is determined by the Company’s Board of Directors at the same time they approve the repurchase.

Option II	-	Same as Option I except that the remaining value of the Class B Common and Preferred Stock is discounted 15 percent and paid to the Member-Dealer immediately at the time of repurchase.

Stock Repurchase

In 2005 and 2004 the Board continued its program of offering to repurchase from shareholders who are over-invested in the Company’s capital stock by $4,000 or more, an amount of stock (based on a purchase price of $100 per share) equal to one-fourth of their over-invested amount, equally divided between shares of Preferred Stock and Class B Common Stock. In connection with the repurchase, the minimum required investment in the Company’s capital stock is at least $10,000, but may be more based on the shareholder’s Required Stock Ownership level. As of December 31, 2005 and 2004, the total over-invested amount eligible for repurchase by the Company was approximately $2,286,000 and $2,200,000, of which the Company offered to repurchase 4,944 shares valued at $494,400 in 2005 and 4,816 shares valued at $481,600 in 2004. Of the 4,944 shares and 4,816 shares which the Company offered to repurchase during the last two years, Member-Dealers submitted 200 shares in 2005 (totaling $20,000) and 856 shares in 2004 (totaling $85,600).

NOTE 9 - LINE OF CREDIT

In November 2005, JPMorgan Chase Bank (“the Bank”) amended the Company’s existing unsecured $10 million revolving line of credit to provide for an April 30, 2007 maturity date. The interest rate is prime minus one and three quarter percent (1.75%) or the London Interbank Offering Rate (“LIBOR”) plus one and one-quarter percent (1.25%). The line has been used from time to time for working capital and other financing needs of the Company. The total of all the borrowings against and repayments of the line of credit throughout the year were as follows:

Balance 01/01/05	Borrowings Throughout 2005	Repayments Throughout 2005	Balance 12/31/05	Interest Rate	Interest Paid
$5,000,000	$65,555,000	$65,555,000	$5,000,000	3.5%-5.0%	$97,819

Terms of the line of credit require monthly payments of accrued interest with the balance, if any, of the loan to be repaid on April 30, 2007. The Company anticipates reducing the line of credit by approximately $2,500,000 during 2006 and accordingly has classified that amount as a current liability.

NOTE 10 - COMPREHENSIVE EARNINGS

1.

Deferred compensation funded in the amount of $84,026 on the Balance Sheet as a current asset at December 31, 2005 includes equity securities classified as investments available for sale in the amount of $84,026 at fair market value. The $84,026 includes $2,994 unrealized gain on securities resulting from the increase in fair market value. The cost of the equity securities is $81,032.

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 10 - COMPREHENSIVE EARNINGS (CONTINUED)

2.	Changes in Equity Securities

		Year Ended December 31, 2005	Cumulative
Balance, January 1, 2005		$160,318	$ -
Purchases		-	117,400
Dividends, interest and capital gains		873	178,373
Deferred compensation funded		(80,159)	(214,025)
Unrealized gains on securities resulting from Increase in fair market value		2,994	2,278
Balance, December 31, 2005		$ 84,026	$84,026

3.	Components of Net Earnings Plus Other Comprehensive Earnings and Components of Total Comprehensive Earnings for the twelve months ended December 31, 2005:

Net Earnings		Other Comprehensive Earnings		Net Earnings Plus Other Comprehensive Earnings

Earnings Before Provision For Federal Income Tax	$2,228,903	Unrealized Gain on Securities	$2,994	Net Earnings	$1,379,921
Provision for Income Tax	848,982	Provision for Income Tax	1,018	Other Comprehensive Earnings	1,976
Net Earnings	$1,379,921	Other Comprehensive Earnings	$1,976	Net Earnings Plus Other Comprehensive Earnings	$1,381,897

Net Earnings Applicable to Common Stockholders		Other Comprehensive Earnings		Total Comprehensive Earnings

Net Earnings	$1,379,921	Unrealized Gain on Securities	$2,994	Net Earnings Applicable to Common Stockholders	$760,209
Less: Dividends on Preferred Stock	619,712	Provision for Income Tax	1,018	Other Comprehensive Earnings	1,976
Net Earnings Applicable to Common Stockholders	$760,209	Other Comprehensive Earnings	$1,976	Total Comprehensive Earnings	$762,185

HANDY HARDWARE WHOLESALE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 10 - COMPREHENSIVE EARNINGS (CONTINUED)

4.	Components of Retained Earnings

	Retained Earnings Applicable to Other Comprehensive Earnings	Retained Earnings Exclusive of Other Comprehensive Earnings	Total

Balance-January 1, 2005	$ (473)	$6,679,919	$6,679,446
Add: Net earnings year ended December 31, 2005	1,976	1,379,921	1,381,897
Deduct: Cash Dividends on Preferred Stock	-	619,712	619,712
Balance-December 31, 2005	$1,503	$7,440,128	$7,441,631

NOTE 11 – LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. In the opinion of the Company, no material legal proceedings and no environmental clean-up actions are pending or threatened that would have a material effect on the financial position or results of operations of the Company.

NOTE 12 – OTHER DISCLOSURES

Advertising

Costs incurred for advertising are expensed when incurred. The amount charged to advertising expense in the prior three years are:

2005	$1,094,040
2004	1,118,437
2003	1,244,951

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K and have concluded that such disclosure controls and procedures are effective. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that information required to be disclosed in our filings under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect such internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Items 10-14 are incorporated by reference to the Company’s Proxy Statement for its annual stockholders’ meeting to be held June 5, 2006, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s 2005 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

		Page Reference
(1)	Financial Statements

	Auditor’s Report	15

	Balance Sheets at December 31, 2005 and 2004	17

	Statements of Earnings for the years ended December 31, 2005, 2004 and 2003	19

	Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	20

	Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	22

	Notes to Financial Statements	23

(2)	Financial Statement Schedules

	Schedule V has been omitted because none of the items reflected thereon was in excess of 1% total sales for the periods covered.

	All other schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number

3.1

Restated Articles of Incorporation of Handy Hardware Wholesale, Inc., as amended. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.)

3.2

Articles of Amendment to the Restated Articles of Incorporation of Handy Hardware Wholesale, Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.)

	3.3	Amended Bylaws of Handy Hardware Wholesale, Inc.. (Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.)
4.1

Specimen copy of certificate representing Class A Common Stock. (Filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.)

4.2

Specimen copy of certificate representing Class B Common Stock. (Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.)

4.3

Specimen copy of certificate representing Preferred Stock. (Filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.)

4.4

Form of Subscription to Shares of Handy Hardware Wholesale, Inc. for Class A Common Stock, Class B Common Stock and Preferred Stock. (Filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.)

10.1

Form of Dealer Contract (Alabama, Arkansas, Florida, Louisiana, Oklahoma and Texas). (Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.)

	10.2	Form of Dealer Contract (Mississippi) (Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

10.3

Amendment and Restatement of Credit Agreement between Handy Hardware Wholesale, Inc. and Texas Commerce Bank, N.A., dated as of April 30, 1996. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.)

10.4

Second Amendment to Amendment and Restatement of Credit Agreement between the Company and Chase Bank of Texas, National Association dated April 30, 1998. (Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.)

10.5

Third Amendment to Amendment and Restatement of Credit Agreement between the Company and Chase Bank of Texas, National Association dated April 30, 1999. (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)

10.6

Fourth Amendment to Amendment and Restatement of Credit Agreement between the Company and Chase Bank of Texas, National Association dated April 30, 2000. (Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.)

10.7

Fifth Amendment to Amendment and Restatement of Credit Agreement between the Company and Chase Bank of Texas, National Association dated April 30, 2001. (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.)

10.8

Sixth Amendment to Amendment and Restatement of Credit Agreement between the Company and JPMorgan Chase Bank dated April 30, 2002. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.)

10.9

Seventh Amendment to Amendment and Restatement of Credit Agreement between the Company and JPMorgan Chase Bank dated April 30, 2003. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.)

10.10

Eighth Amendment to Amendment and Restatement of Credit Agreement between the Company and JPMorgan Chase Bank dated August 1, 2003. (Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.)

	10.11

Ninth Amendment to Amendment and Restatement of Credit Agreement between the Company and JP Morgan Chase Bank dated April 30, 2004. (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.)

	10.12

Tenth Amendment to Amendment and Restatement of Credit Agreement between the Company and JP Morgan Chase Bank dated April 30, 2005. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.)

	10.13

Agreement for Wholesale Financing between the Company and Deutsche Financial Services dated March 9, 1999. (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)

	10.14	Form of Dealer Contract (New Mexico and Colorado). (Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.)
*	10.15

Employment Agreement between Handy Hardware Wholesale, Inc. and Jerry Donald Jameson dated November 13, 2001. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.)

*	10.16

First Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and Jerry Donald Jameson, dated March 6, 2003. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.)

*	10.17

Second Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale, Inc. and Jerry Donald Jameson dated, March 1, 2004. (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.)

*	10.18

Third Amendment to the Employment Agreement, as amended, between Handy Hardware Wholesale Inc. and Jerry Donald Jameson dated February 17, 2005. (Filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed on March 22, 2005.)

*	10.19

Fourth Amendment to the Employment Agreement, as amended, between the Company and Jerry Donald Jameson dated January 19, 2006. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 21, 2006.)

+	11.1	Statement re Computation of Per Share Earnings.
+	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
+	31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a–14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
+	32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a–14(b) or Rule 15d–14(b) of the Securities Exchange Act of 1934.

_________________
*	Management Contract.
+	Filed herewith.

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

March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Handy Hardware Wholesale, Inc., and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Don Jameson Don Jameson	President, Chief Executive Officer and Director	March 24, 2006
/s/ Tina S. Kirbie Tina S. Kirbie	Chief Financial and Accounting Officer	March 24, 2006
/s/ Terrill Bartlett Terrill Bartlett	Director	March 27, 2006
/s/ Ken Blackmon Ken Blackmon	Director	March 29, 2006
/s/ Craig E. Blum Craig E. Blum	Director	March 28, 2006
/s/ Suzanne Elliott Suzanne Elliott	Director	March 27, 2006
/s/ Isaac Epstein Isaac Epstein	Director	March 30, 2006
/s/ James Geeslin James Geeslin	Director	March 28, 2006
/s/ William R. Hill William R. Hill	Director	March 29, 2006

Jimmy T. Pate Jimmy T. Pate	Director	March 28, 2006
/s/ Leroy Welborn Leroy Welborn	Director	March 27, 2006