Form 10-K/A
period 2005-12-31
HANDY HARDWARE WHOLESALE INC
filed 2006-04-28
CIK 354053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference

Not applicable.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed on March 30, 2006 to include Part III, Items 10, 11, 12, 13 and 14 in the text of the Form 10-K rather than incorporating those items by reference from our 2006 annual meeting proxy statement, the filing of which will be delayed beyond 120 days. We have included officer certifications filed as Exhibits 31 and 32 bearing a more recent date. No other changes have been made to this Annual Report on Form 10-K/A.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	46

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

In order to collect funds from Member-Dealers to purchase the required Class B Common Stock and Preferred Stock, an additional charge equal to 2% of the Member-Dealer’s warehouse purchases from the Company’s inventory is invoiced on each statement. This 2% charge was originally created to cover the Company’s operational expenses. Even though this charge now only covers less than 10% of the Company’s operational expenses, Handy has chosen to keep the percentage at 2% to benefit its Member-Dealers. The Company accumulates the funds from this 2% charge for each Member-Dealer to use for its purchase of Class B Common Stock and Preferred Stock. On an annual basis, the Company calculates each Member-Dealer’s desired stock ownership level; however, if a Member-Dealer’s actual stock ownership at year-end is equal to or exceeds its desired stock ownership level, the Member-Dealer is exempt from the 2% charge for a one year period.

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

CLYDE D. THOMAS & COMPANY, P. C.

Certified Public Accountants

June 9, 2005

Pasadena, Texas

HANDY HARDWARE WHOLESALE, INC.

BALANCE SHEETS

	DECEMBER 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$ 1,873,207	$ 1,389,062
Accounts Receivable – net of subscriptions receivable and allowance for doubtful accounts	13,724,096	10,929,138
Notes Receivable	289	953
Inventory	24,633,146	22,321,802
Deferred Compensation Funded	84,026	80,159
Prepaid Expenses	202,508	105,644
Prepaid Income Tax	-0-	238,431
	$40,517,272	$35,065,189
PROPERTY, PLANT AND EQUIPMENT
At Cost, Less Accumulated Depreciation of $8,790,925 (2005) and $7,682,646 (2004)	$14,761,111	$15,033,352

OTHER ASSETS
Notes Receivable	$ 211,871	$ 221,492
Intangible Assets Less Accumulated Amortization of $2,881 (2005) and $1,676 (2004)	16,188	15,468
Deferred Compensation Funded	-0-	80,159
Prepaid Expenses	5,225	3,622
	$ 233,284	$ 320,741
TOTAL ASSETS	$55,511,667	$50,419,282

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Notes Payable – Line of Credit	$ 2,500,000	$ 5,000,000
Notes Payable – Stock	26,600	51,060
Notes Payable – Capital Lease	31,039	9,780
Accounts Payable – Trade	18,662,864	17,107,372
Accrued Expenses	1,013,736	253,559
Deferred Compensation Payable	84,026	80,159
Income Taxes Payable	543,659	-0-
	$22,861,924	$22,501,930
NONCURRENT LIABILITIES
Notes Payable – Line of Credit	$ 2,500,000	$ -0-
Notes Payable – Stock	343,860	319,141
Notes Payable – Capital Lease	163,182	-0-
Notes Payable – Vendor Consignment Merchandise	211,871	221,203
Deferred Compensation Payable	-0-	80,159
Deferred Income Taxes Payable	377,799	510,412
	$3,596,712	$1,130,915
TOTAL LIABILITIES	$26,458,636	$23,632,845

HANDY HARDWARE WHOLESALE, INC.

BALANCE SHEETS (CONTINUED)

	DECEMBER 31,
	2005	2004
STOCKHOLDERS’ EQUITY
Common Stock, Class A, authorized 30,000 shares, $100 par value per share, issued 10,170 & 10,200 shares	$ 1,017,000	$ 1,020,000
Common Stock, Class B, authorized 200,000 shares, $100 par value per share, issued 93,978 & 86,611 shares	9,397,800	8,661,100
Common Stock, Class B, Subscribed, 4,880.00 & 4,867.26 shares	488,000	486,726
Less Subscriptions Receivable for Class B Common Stock	(37,700)	(33,308)
Preferred Stock, 7.25% Cumulative, authorized 200,000 shares, $100 par value per share, issued 96,574.25 & 89,191.25 shares	9,657,425	8,919,125
Preferred Stock, Subscribed, 4,880.00 & 4,867.26 shares	488,000	486,726
Less Subscriptions Receivable for Preferred Stock	(37,699)	(33,308)
Paid in Surplus	638,574	599,930
	$21,611,400	$20,106,991

Retained Earnings exclusive of other comprehensive earnings (loss)	7,440,128	6,679,919
Retained Earnings applicable to other comprehensive earnings (loss)	1,503	(473)
	7,441,631	6,679,446

Total Stockholders’ Equity	$29,053,031	$26,786,437

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$55,511,667	$50,419,282

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Company currently has nine directors. Ms. Bracht-Black resigned on November 21, 2005 as a result of selling her hardware store. Mr. Ashy resigned on January 11, 2006 in order to focus his attention on his hardware store. On March 31, 2006, Mr. Jameson resigned as a director in connection with the Board’s and his mutual decision to voluntarily terminate his position as President and Chief Executive Officer of the Company, leaving a vacancy on the Board. See “Employment Contract with Chief Executive Officer” for further information. On January 30, 2006, Isaac Epstein accepted appointment as a director of Handy, filling the vacancy left by Ms. Bracht-Black. On February 21, 2006, James Geeslin accepted appointment as a director of Handy, filling the vacancy left by Mr. Ashy. Each current director is independent based on the definition of independence pursuant to Item 303A of the New York Stock Exchange Corporate Governance Rules. The following table sets forth certain information relating to the directors of the Company and their periods of service:

Name	Age	Position	Director Since	Term as Director Will Expire

Terrill Bartlett	49	Director	2004	2006 – Class C
Ken Blackmon	58	Director	2004	2008 – Class B
Craig E. Blum	48	Director	2000	2006 – Class C
Suzanne Elliott	42	Director	2002	2008 – Class B
Isaac Epstein	73	Director	2006	2008 – Class B
James Geeslin	53	Director	2006	2007 – Class A
William R. Hill	56	Director	2001	2007 – Class A
Jimmy T. Pate	58	Chairperson of the Board	1998	2007 – Class A
Leroy Welborn	70	Director	1994	2006 – Class C

Each of the directors, except for James Geeslin, has been engaged for more than the past five years as a proprietor, executive officer, director and/or shareholder of a Member-Dealer firm engaged in the retail hardware business, as summarized in the following table. Prior to becoming a Member-Dealer in 2003, Mr. Geeslin was an Executive Vice President for Extraco Corporation in Waco, Texas, which provides banking, mortgage, insurance and investment services.

Name	Member-Dealer	Location	Employed Since

Terrill Bartlett	T. W. Bartlett Lumber, Inc.	Canadian, Texas	1970
Ken Blackmon	Ken’s Discount Building Material, Inc.	El Dorado, Arkansas	1973
Craig E. Blum	Woodson Lumber Company	Caldwell, Texas	1975
Suzanne Elliott	O’Day Rental and Supply, Inc.	Pearland, Texas	1984
Isaac Epstein	Economy Lumber Yard, Inc.	Laredo, Texas	1958
James Geeslin	Jamnie Investment Corp.	Lorena, Texas	2003
William R. Hill	Bobkat Enterprises, Inc.	Commerce, Texas	1996
Jimmy T. Pate	Pate’s Hardware, Inc.	Comanche, Texas	1988
Leroy Welborn	Best Electric & Hardware Company	Tulsa, Oklahoma	1977

The following table sets forth certain information relating to the executive officers of the Company and their periods of service:

Name	Age	Office	Executive Officer Since

Tina S. Kirbie	58	Interim Principal Executive Officer, Executive Vice President, Chief Financial Officer, Secretary and Treasurer	1981

Duwayne R. Maurer	57	Chief Operating Officer and Vice President of Management Information Systems	1995

David W. Washburn	64	Vice President of Warehouse Delivery Operations	1995

R. Ken Harvey	56	Vice President of Membership and Dealer Services	2000

Audit Committee

The Company has no audit committee and no “audit committee financial expert” as that term is defined by the Securities and Exchange Commission. Those functions are performed by the Board of Directors as a whole. The Board of Directors does not maintain a separate written charter to detail the specific audit committee functions it performs.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of Forms 3, 4 and 5 furnished to the Company during 2005, the Company’s officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics for its Chief Financial Officer and Chief Executive Officer. This Code of Ethics is available free of charge by sending a written request to Tina S. Kirbie at Handy Hardware Wholesale, Inc., 8300 Tewantin Drive, Houston, Texas 77061 or by e-mail to tkirbie@handyhardware.com. The Company intends to report any waivers from or amendments to this Code of Ethics on Item 5.05 of Form 8-K.

Item 11. Executive Compensation

The following table sets forth certain summary information regarding compensation paid or accrued by the Company to or on behalf of the Company’s Chief Executive Officer and Executive Vice President for the last three fiscal years and the Company’s Vice President-Membership and Marketing for the last two fiscal years. No other executive officer of the Company earned more than $100,000 for fiscal year 2005.

Summary Compensation Table

		Annual Compensation		All Other Compensation
Name and Principal Position	Year	Salary	Bonus
Jerry Donald Jameson Chief Executive Officer	2005 2004 2003	$ 175,000 $ 175,000 $ 175,000	$ 115,000 $ 115,000 $ 105,000	$ 15,025[1] $ 15,398[2] $ 13,183[3]
Tina S. Kirbie Executive Vice President	2005 2004 2003	$ 78,000 $ 79,000 $ 78,000	$ 60,500 $ 60,000 $ 55,000	$ 4,512[4] $ 4,140[4] $ 3,892[4]
R. Ken Harvey Vice President-Membership and Marketing	2005 2004	$ 80,600 $ 80,091	$ 42,566 $ 18,460	$ 5,330[5] $ 3,835[6]

_____________________________

[1]

Includes $4,500 paid in 2005 as compensation for services as a director, a $3,392 benefit for a company car and a $7,133 contribution by the Company on behalf of Mr. Jameson to the Company’s Employee 401(k) Profit Sharing Plan.

[2]

Includes $3,750 paid in 2004 as compensation for services as a director, a $3,638 benefit for a company car and a $8,010 contribution by the Company on behalf of Mr. Jameson to the Company’s 401(k) Profit Sharing Plan.

[3]

Includes $3,750 paid in 2003 as compensation for services as a director, a $3,433 benefit for a company car and a $6,000 contribution by the Company on behalf of Mr. Jameson to the Company’s Employee 401(k) Profit Sharing Plan.

[4]

Includes contributions by the Company on behalf of Ms. Kirbie to the Company’s 401(k) Profit Sharing Plan, totaling $4,512, $4,140 and $3,892 for the years ended December 31, 2005, 2004 and 2003, respectively.

[5]	Includes $1,284 paid in 2005 for a company car and a $4,046 contribution by the Company on behalf of Mr. Harvey to the Company’s 401(k) Profit Sharing Plan.

[6]

Includes $846 paid in 2004 for a company car and a $2,989 contribution by the Company on behalf of Mr. Harvey to the Company’s 401(k) Profit Sharing Plan. Mr. Harvey’s compensation for 2003 did not exceed $100,000.

Board Compensation

Each director is paid $750 per meeting attended.

Employment Contract with Chief Executive Officer

On November 13, 2001, the Company entered into its initial employment contract with Mr. Jameson, effective as of August 20, 2001, the date he joined the Company. Mr. Jameson initially served as Chief Operating Officer and became Chief Executive Officer upon the Company’s former CEO and President Mr. Tipton’s retirement on January 2, 2002. The Board of Directors approved amendments to the employment agreement on December 16, 2003, February 17, 2005 and November 17, 2005 to extend the term of the employment agreement and increase Mr. Jameson’s salary. Effective March 31, 2006, Handy and Mr. Jameson mutually agreed to voluntarily terminate his employment as the Company’s President and Chief Executive Officer. In consideration of this voluntary termination of employment, Mr. Jameson received the remainder of his 2006 annual salary of $180,000. On March 31, 2006, the Board appointed Tina S. Kirbie as Interim Principal Executive Officer. There is no employment agreement between Ms. Kirbie and the Company. The Board is currently looking for a permanent Chief Executive Officer.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

Chief Executive Officer Compensation for 2005

The compensation of the Company’s Chief Executive Officer is established by the Company’s independent Board of Directors. Mr. Jameson served as the Company’s Chief Executive Officer during 2005. His compensation consisted principally of salary and an annual bonus. Because of the nature of the Company’s securities and the absence of any public market for these securities, the Company has no stock option or other stock incentive plans.

The salary of the Company’s Chief Executive Officer was established in advance at approximately a one-year interval, and was reflected in periodic amendments to his employment agreement with the Company. See “Employment Contract with Chief Executive Officer” above. Mr. Jameson’s bonus was paid in December of 2005, based on a decision made by the independent Board of Directors.

The Board of Directors believes that the best measure of the Company’s success and of the Chief Executive Officer’s performance is the growth in its sales. Accordingly, in making its recommendations as to the Chief Executive Officer’s salary and bonus, the Board principally considers the growth in the Company’s sales, but also considers other factors such as those discussed below. The Board’s consideration of these factors is subjective in character, without utilization of a formula or strict numerical criteria. Performance factors considered in the typical public company, such as growth in earnings and earnings per share, stock price performance and return on equity, are not relevant to a hardware wholesaler such as the Company because the Company’s shareholders invest in the Company to obtain access to the services it provides, not in expectation of a return on their investment.

The Board of Directors may also recommend increases in the Chief Executive Officer’s compensation if it believes his compensation is less than that paid to chief executive officers of companies with comparable sales revenues. The Board has not created any particular group of companies for comparison purposes, or otherwise engaged in a systematic review of executive compensation at comparable companies. Instead, the Board derives information on executive compensation at other companies in an unstructured manner, principally from trade journals and business publications.

The Board’s recommendations regarding Mr. Jameson’s salary in 2005 and its decision in December 2005 to pay him a year-end bonus of $115,000 for 2005, were based principally on the following factors:

•	The Company’s sales have steadily grown in recent years, from $189,068,660 in 2003 to $198,327,611 in 2004, and to $218,853,643 in 2005.

•	Mr. Jameson has led initiatives which have improved warehouse operations, including processes and procedures to fill Member-Dealer orders accurately.

•	Mr. Jameson has introduced innovations in Company marketing.

•	The Committee determined that Mr. Jameson’s compensation may be somewhat less than the compensation of chief executive officers of companies with comparable sales revenues.

Other Executive Officers

Compensation for other executive officers of the Company is normally determined by the Board of Directors as a whole based upon recommendations made by the Chief Executive Officer. These recommendations are generally based upon the Chief Executive Officer’s subjective assessment of individual job performance and an attempt to retain the Company’s executives. Unlike the Chief Executive Officer’s compensation, compensation to other executive officers is not based upon the Company’s performance in increasing sales, but is based on a combination of measurements of Company performance and individual performance. The compensation of the other executive officers has increased steadily but moderately in recent years.

Board of Directors

Terrill Bartlett
Ken Blackmon
Craig E. Blum
Suzanne Elliott
Isaac Epstein
James Geeslin
William R. Hill
Jimmy T. Pate
Leroy Welborn

Performance Graph

Under rules adopted by the SEC in 1992, each publicly owned company is required to provide in its proxy statement a line graph comparing, for the previous five years, the cumulative total return on its common stock with the cumulative total return of a broad equity market index and an industry index or peer group. The Company cannot provide this graph because there is no meaningful information with respect to cumulative return on any class of the Company’s capital stock. The Company’s shareholders invest in the Company to obtain access to the services provided by the Company, not in expectation of a return on their investment in the Company’s capital stock. The Company’s Class A Common Stock, Class B Common Stock and Preferred Stock are issued only to Member-Dealers and, to the Company’s knowledge, are currently owned only by Member-Dealers and former Member-Dealers. Each share of the Company’s capital stock is issued for a price of $100, and, if repurchased by the Company, is repurchased at a price of $100. No class of the Company’s capital stock is listed on an exchange or traded in any other public trading market. The Company is not aware of any sales or other trades of any shares of the Company’s capital stock, other than the repurchases by the Company for the same $100 originally paid.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No shareholder is the beneficial owner of more than five percent of any class of the Company’s voting securities.

The following table shows the number of shares of Class A Common Stock, Class B Common Stock and Preferred Stock beneficially owned as of February 28, 2006 by each of the directors, nominees for director, and all executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership[1]
	Class A Common Stock		Class B Common Stock		Preferred Stock

Terrill Bartlett	10	0.1%	690	0.7%	780	0.8%
Ken Blackmon	10	0.1%	321	0.3%	321	0.3%
Craig E. Blum[2]	10	0.1%	1,263	1.3%	1,337	1.4%
Suzanne Elliott	10	0.1%	823	0.9%	823	0.8%
Isaac Epstein	10	0.1%	806	0.9%	826	0.8%
James Geeslin	10	0.1%	30	0.03%	30	0.03%
William R. Hill	10	0.1%	745	0.8%	765	0.8%
Jimmy T. Pate	10	0.1%	893	0.9%	913	0.9%
Leroy Welborn	10	0.1%	310	0.3%	310	0.3%
All directors, nominees, and executive officers as a group (13 persons)[3]	90	0.9%	5,881	6.2%	6,105	6.2%

______________

[1]

All share figures are rounded up to the nearest whole share. All percentages are rounded to the nearest hundredth of a percent. Columns may not total due to rounding. Shares shown as beneficially owned by the directors are owned of record by the Member-Dealer entity affiliated with each director. In some cases, the directors share voting and investment powers with other members of management of their affiliated entities.

[2]	Craig Blum does not hold any of the voting or investment power with respect to the shares owned by Woodson Lumber Company, all such power being held by Ann Yager Chapman and Henrietta Yager.

[3]	None of the Company’s executive officers own any shares in the Company.

Related Stockholder Matters

No class of the Company’s stock is listed on an exchange or traded in any public trading market.

The Company does not maintain any equity compensation plan under which its securities are authorized for issuance to employees or non-employees.

The Company is not aware of any contractual arrangements, the operation of which may at a subsequent date result in a change in control of the Company. No change of control in the Company occurred in 2005.

Item 13. Certain Relationships and Related Transactions

Each of the directors whose term of office will continue after the annual meeting of the shareholders and each nominee for director of the Company is affiliated with at least one company that is a Member-Dealer and a shareholder of the Company. Those Member-Dealers purchased merchandise from the Company during 2005. Merchandise purchases by such Member-Dealers have been and will continue to be made in the ordinary course of business and treated by the Company in exactly the same manner, including the same terms, prices and conditions, as purchases by other Member-Dealers. The chart below lists the name of each director whose term of office will continue after the annual meeting of the shareholders, and each nominee for director, and the total amount of purchases from the Company during 2005 that were made by the Member-Dealer with which the director is affiliated. None of the following Member-Dealer’s purchases exceeded five percent of the Company’s gross revenues for 2005. All of the following Member-Dealers’ purchases exceeded five percent of the Member-Dealer’s gross revenues for 2005. For information regarding the relationship between each director and the affiliated Member-Dealer see “Directors and Executive Officers” above.

Name of Director	Member-Dealer	Purchases During 2005

Terrill Bartlett	T. W. Bartlett Lumber, Inc.	$ 2,723,505
Ken Blackmon	Ken’s Discount Building Materials, Inc.	493,197
Craig E. Blum	Woodson Lumber Company	2,213,316
Suzanne Elliott	O’Day Rental & Supply, Inc.	787,424
Isaac Epstein	Economy Lumber Yard, Inc.	2,335,557
James Geeslin	Jamnie Investment Corp.	155,528
William R. Hill	Bobkat Enterprises, Inc.	2,502,359
Jimmy T. Pate	Pate’s Hardware, Inc.	1,416,999
Leroy Welborn	Best Electric & Hardware Company	573,300

Item 14. Principal Accountant Fees and Services

Audit Fees

Fees billed or expected to be billed to the Company by BKD LLP and Clyde D. Thomas & Co. for its audit of the Company’s financial statements for the years ended December 31, 2005 and 2004, respectively, and for its review of the financial statements included in the Company’s 2005 and 2004 Quarterly Reports on Form 10-Q filed with the SEC totaled $95,000 for 2005 and $60,400 for 2004.

Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by BKD LLP and Clyde D. Thomas & Co.

Tax Fees

Fees billed or expected to be billed for all tax services rendered to the Company by BKD LLP and Clyde D. Thomas & Co. for the Company’s 2005 and 2004 fiscal years totaled $43,550 for 2005 and $10,500 for 2004. These fees include tax related services to the Company’s 401(k) Profit Sharing Plan and tax planning relating to the Company’s prospective operation as a cooperative.

All Other Fees

There were no other fees billed in each of the last two fiscal years for products or services provided by BKD LLP or Clyde D. Thomas & Co. other than those previously mentioned above.

All of BKD’s and Clyde D. Thomas & Co.’s audit-related, tax and other services were pre-approved by the Board of Directors in April 2005 and May 2004.

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

	11.1	Statement re Computation of Per Share Earnings.
+	31.1	Certification of Interim Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
+	32.1	Certification of the Interim Principal Executive Officer and Chief Financial Officer Pursuant to Rule 13a–14(b) or Rule 15d–14(b) of the Securities Exchange Act of 1934.

_________________
*	Management Contract.
+	Filed herewith.

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
Tina S. Kirbie
Interim Principal Executive Officer

April 25, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Handy Hardware Wholesale, Inc., and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tina S. Kirbie Tina S. Kirbie	Interim Principal Executive Officer	April 25, 2006
/s/ Tina S. Kirbie Tina S. Kirbie	Chief Financial and Accounting Officer	April 25, 2006
/s/ Terrill Bartlett Terrill Bartlett	Director	April 25, 2006
/s/ Ken Blackmon Ken Blackmon	Director	April 26, 2006
/s/ Craig E. Blum Craig E. Blum	Director	April 26, 2006
/s/ Suzanne Elliott Suzanne Elliott	Director	April 25, 2006
/s/ Isaac Epstein Isaac Epstein	Director	April 27, 2006
/s/ James Geeslin James Geeslin	Director	April 25, 2006
/s/ William R. Hill William R. Hill	Director	April 26, 2006

/s/Jimmy T. Pate Jimmy T. Pate	Director	April 25, 2006
/s/ Leroy Welborn Leroy Welborn	Director	April 26, 2006