Form 10-Q
period 2006-03-31
HANDY HARDWARE WHOLESALE INC
filed 2006-05-11
CIK 354053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

☒ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

The number of shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2006, was 10,100 shares of Class A Common Stock, $100 par value, and 94,815 shares of Class B Common Stock, $100 par value.

Page # 1 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

INDEX

		Page No.

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets March 31, 2006 and December 31, 2005	3 - 4

	Condensed Statements of Earnings – Three Months Ended March 31, 2006 and 2005	5

	Condensed Statements of Cash Flows – Three Months Ended March 31, 2006 and 2005	6 - 7

	Notes to Condensed Financial Statements	8 – 15

Item 2.	Management’s Discussion & Analysis of Financial Conditional and Results of Operations	16 – 21

Item 3.	Quantitative & Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

Page # 2 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,289,185	$1,873,207
Accounts Receivable, net of subscriptions receivable in the amount of $109,188 for 2006 and $75,399 for 2005	20,454,465	13,724,096
Notes Receivable	146	289
Inventory	29,557,773	24,633,146
Deferred Compensation Funded	87,977	84,026
Prepaid Expenses	503,689	202,508
	$58,893,235	$40,517,272
PROPERTY, PLANT AND EQUIPMENT
At Cost Less Accumulated Depreciation of $9,014,956 (2006) and 48,790,925 (2005)	$14,614,165	$14,761,111

OTHER ASSETS
Notes Receivable	$211,871	$211,871
Intangible Assets Less Accumulated Amortization of $3,198 (2006) and $2,881 (2005)	15,871	16,188
Prepaid Expenses	6,753	5,225
	$234,495	$233,284
TOTAL ASSETS	$73,741,895	$55,511,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes Payable-Line of Credit	$-0-	$2,500,000
Notes Payable-Stock	91,760	26,600
Notes Payable-Capital Lease	26,958	31,039
Accounts Payable-Trade	42,110,024	18,662,864
Accrued Expenses	903,676	1,013,736
Deferred Compensation Payable	87,977	84,026
Income Taxes Payable	449,189	543,659
	$43,669,584	$22,861,924
NONCURRENT LIABILITIES
Notes Payable-Line of Credit	$-0-	$2,500,000
Notes Payable-Stock	375,020	343,860
Notes Payable-Capital Lease	155,144	163,182
Notes Payable-Vendor Consignment Merchandise	211,871	211,871
Deferred Compensation Payable	-0-	-0-
Deferred Income Taxes Payable	361,099	377,799
	$1,103,134	$3,596,712

TOTAL LIABILITIES	$44,772,718	$26,458,636

See notes to condensed financial statements.

Page # 3 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED BALANCE SHEETS (CONTINUED)

	MARCH 31,	DECEMBER 31,
	2006	2005
	(Unaudited)
STOCKHOLDERS’ EQUITY
Common Stock, Class A, authorized 30,000 shares $100 par value per share, issued 10,310 and 10,170 shares	$1,031,000	$1,017,000
Common Stock, Class B, authorized 200,000 shares, $100 par value per share, issued 96,568 and 93,978 shares	9,656,800	9,397,800
Common Stock, Class B Subscribed 5,064.08 and 4,880.00 shares	506,408	488,000
Less Subscription Receivable	(54,594)	(37,700)
Preferred Stock 8% Cumulative, authorized 200,000 shares, $100 par value per share, issued 99,204.25 and 96,574.25 shares	9,920,425	9,657,425
Preferred Stock Subscribed 5,064.08 and 4,880.00 shares	506,408	488,000
Less Subscription Receivable	(54,594)	(37,699)
Paid in Surplus	688,926	638,574
	$22,200,779	$21,611,400

Less: Cost of Treasury Stock 5,969 and -0- shares	(596,900)	-0-
	$21,603,879	$21,611,400

Retained Earnings exclusive of other comprehensive earnings	7,361,187	7,440,128
Retained Earnings applicable to other comprehensive earnings	4,111	1,503
	7,365,298	7,441,631

Total Stockholders’ Equity	$28,969,177	$29,053,031

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$73,741,895	$55,511,667

See notes to condensed financial statements.

Page # 4 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED STATEMENTS OF EARNINGS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
REVENUES
Net Sales	$65,025,114	$55,351,320
Sundry Income	2,251,683	1,691,827
TOTAL REVENUES	$67,276,797	$57,043,147

EXPENSES
Net Material Costs	$57,775,854	$49,853,237
Payroll Costs	3,085,487	2,556,744
Other Operating Costs	5,382,268	4,443,912
Interest Expense	21,773	32,757
TOTAL EXPENSES	$66,265,382	$56,886,650

EARNINGS BEFORE PROVISIONS FOR ESTIMATED INCOME TAX	$1,011,415	$156,497

PROVISIONS FOR ESTIMATED INCOME TAX	(352,122)	(59,169)

NET EARNINGS	$659,293	$97,328

LESS ESTIMATED DIVIDENDS ON PREFERRED STOCK	(184,559)	(154,928)

NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$474,734	$(57,600)

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK, CLASS A & CLASS B	$4.35	$(0.56)

OTHER COMPREHENSIVE EARNINGS (LOSS)
Unrealized Gain (Loss) on Securities	$3,951	$(3,373)
Provision for Income Tax	(1,343)	1,137
Other Comprehensive Earnings (Loss) Net of Tax	$2,608	$(2,236)

TOTAL COMPREHENSIVE EARNINGS (LOSS)	$477,342	$(59,836)

See notes to condensed financial statements.

Page # 5 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITY
Net Earnings and Other Comprehensive Earnings	$661,901	$95,091
Adjustments to Reconcile Net
Earnings to Net Cash Provided by Operating Activities:
Amortization	$317	$286
Depreciation	267,569	246,659
Decrease in Deferred income tax	(16,700)	(26,279)
Gain on Sale of property, plant & equipment	(5,832)	(4,259)
Unrealized (gain) loss in fair market value of securities	(3,951)	3,373
Deferred Compensation Funded	-0-	20,040
Changes in Assets and Liabilities
Increase in Accounts Receivable	$(6,730,369)	$(11,070,335)
Decrease in Notes Receivable	143	473
Increase in Inventory	(4,924,627)	(1,804,014)
Increase in Prepaid Expenses	(302,709)	(212,435)
Decrease in Prepaid Income Tax	-0-	84,311
Increase in Accounts Payable	23,447,160	15,986,499
Increase (Decrease) in Accrued Expenses Payable	(110,060)	158,208
Decrease in Current Income Tax Payable	(94,470)	-0-
Increase (Decrease) in Deferred Compensation Payable	3,951	(23,413)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$12,192,323	$3,454,205

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures for property, plant and equipment	$(123,956)	$(115,146)
Sale of property, plant and equipment	9,165	26,588

NET CASH USED FOR INVESTING ACTIVITIES	$(114,791)	$(88,558)

See notes to condensed financial statements.

Page # 6 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED) Continued

	THREE MONTHS ENDED MARCH 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable-Line of Credit Borrowings	$5,900,000	$(2,545,000)
Note Payable-Line of Credit Repayments	(10,900,000)	-0-
Increase (Decrease) in Notes Payable-Capital Leases	(12,119)	1,636
Increase (Decrease) in Notes Payable-Stock	96,320	(27,741)
Increase in Subscription Receivable	(33,789)	(40,930)
Proceeds From Issuance of Stock	623,168	522,936
Purchase of Treasury Stock	(596,900)	(126,400)
Dividends Paid	(738,234)	(619,712)

NET CASH USED FOR FINANCING ACTIVITIES	$(5,661,554)	$(2,835,211)

NET INCREASE IN CASH	$6,415,978	$530,436

CASH AT BEGINNING OF PERIOD	1,873,207	1,389,062

CASH AT END OF PERIOD	$8,289,185	$1,919,498

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS

Interest Expense Paid	$27,579	$32,757
Income Taxes Paid	475,347	238,431

See notes to condensed financial statements.

Page # 7 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

Nature of Business

Handy Hardware Wholesale, Inc., (the “Company”), was incorporated as a Texas corporation on January 6, 1961. The Company’s principal executive offices and warehouse are located at 8300 Tewantin Drive, Houston, Texas 77061. The Company is owned entirely by its Member-Dealers and former Member-Dealers.

The Company sells to its Member-Dealers products primarily for retail hardware, lumber and home center stores. In addition, we offer advertising and other services to our Member-Dealers.

The Company wholesales hardware to its dealers in Texas, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Florida, Colorado, New Mexico, Tennessee, Mexico and Central America.

General Information

The accompanying unaudited financial statements included herein have been prepared by us. The financial statements reflect all adjustments, which were all of a recurring nature, and which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). We believe that the disclosures made are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K Annual Report. The balance sheet as of December 31, 2005 has been derived from the audited balance sheet as of that date. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Cash

The Company maintains a checking account which, at times, exceeds the FDIC coverage of $100,000 normally extended to such accounts. At March 31, 2006, the balance of this account amounted to $9,865,628.

Accounts Receivable

Generally accepted accounting principles require that financial statements show the amount of the allowance for doubtful accounts and subscription receivable as a reduction of receivables. Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts in the following amounts.

	March 31, 2006	December 31, 2005
Accounts Receivable	$20,605,224	$13,841,065
Subscription Receivable	(109,189)	(75,399)
Allowance for Doubtful Accounts	(41,570)	(41,570)
Accounts Receivable, Net of Subscription Receivable and Allowance for Doubtful Accounts	$20,454,465	$13,724,096

Page # 8 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

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

Inventories

Inventories consist primarily of goods purchased and held for resale. Inventories are valued at the lower of cost or market, determined by the first in, first out method. On August 28, 2003, the Company entered into a Security Agreement with Electrolux Financial Corporation (formerly Frigidaire Financial Corp.) for inventory acquired from Electrolux Home Products North America. Inventory subject to this agreement at March 31, 2006 was $242,585.

Property, Plant & Equipment

Property, plant, and equipment are carried at cost. Depreciation of property accounts for financial statement presentation is based on estimated useful lives and methods as follows:

Asset	Life In Years	Method of Depreciation
Building	30-39	Straight Line
Furniture and warehouse equipment including computer and data processing equipment	3-7	Straight Line/MACRS
Transportation	3-5	Straight Line/MACRS
Property, Plant & Equipment consists of:

	March 31, 2006	December 31, 2005
Land	$3,207,866	$3,207,866
Building & Improvements	15,470,227	15,470,227
Furniture, Computer, Warehouse	4,137,638	4,053,750
Transportation Equipment	534,853	541,656
Capital Lease-Trailers	278,537	278,537
	$23,629,121	$23,552,036
Less: Accumulated Depreciation	(9,014,956)	(8,790,925)
	$14,614,165	$14,761,111

Page # 9 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

Net Earnings Per Share of Common Stock

Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Calculation of Net Earnings Per Share of Common Stock
Net Earnings Before Preferred Dividends	$659,293	$97,328
Less: Estimated Dividends on Preferred Stock	(184,559)	(154,928)
Net Earnings (Loss) Applicable to Common Stockholders	$474,734	$(57,600)

Weighted Average
Shares of Common Stock (Class A & Class B) outstanding	109,228	102,164
Net Earnings (Loss) Per Share of Common Stock	$4.35	$(0.56)

Preferred Stock Dividends

The Company pays dividends on Preferred Stock during the first quarter of each fiscal year. Only holders of Preferred Stock on the record date for the payment of the dividend are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31, during which the Preferred Stock was held.

Because the Company is unable to anticipate the amount of the Preferred Stock dividends to be paid in the future, no liability is accrued for the payment of those dividends on the balance sheet. To more properly reflect net earnings, however, on the Condensed Statement of Earnings included herein, the estimated portion of the annual dividends to be paid in the future is shown based on one-fourth ($184,559) of the annual dividends paid in the first quarter of 2006.

When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the three months ended March 31, 2006 contained herein, therefore, are net of dividends actually paid during the first quarter of 2006 in the amount of $738,234.

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

Page # 10 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

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

Fair Values of Financial Instruments

Fair values of cash equivalents approximate cost due to the short period of time to maturity. The Company believes the carrying value long-term debt adequately reflects the fair value of these instruments. All of the estimated fair values are management’s estimates; however, there is no readily available market and the estimated fair value may not necessarily represent the amounts that could be realized in a current transaction, and these fair values could change significantly.

NOTE 2 - NOTES RECEIVABLE

Notes receivable reflect amounts due to us from our Member-Dealers under deferred payment agreements and installment sale agreements.

Under the deferred agreement, the Company supplies Member-Dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the Member-Dealer continues to purchase General Electric lamps through the Company. If a Member-Dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric invoices the Company for the Member-Dealer’s initial order and the Member-Dealer’s note becomes immediately due and payable in full to the Company. General Electric is discontinuing this program and all notes will have an accelerated maturity date of December 31, 2006.

Under the installment sale agreements, the Company sells Member-Dealers computer hardware, the purchase price of which is due and payable by Member-Dealers to the Company in thirty-six monthly installments of principal and interest.

Notes Receivable are classified as follows:

	CURRENT PORTION		NONCURRENT PORTION
	MARCH 31, 2006	DEC. 31, 2005	MARCH 31, 2006	DEC. 31, 2005
Deferred Agreements	$-0-	$-0-	$211,871	$211,871
Installment Sale Agreements	146	289	-0-	-0-
	$146	$289	$211,871	$211,871

Page # 11 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE STOCK

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

Notes payable - stock are classified as follows:

CURRENT PORTION		NONCURRENT PORTION
MARCH 31, 2006	DEC. 31, 2005	MARCH 31, 2006	DEC. 31, 2005
$91,760	$26,600	$375,020	$343,860

Principal payments due over the next five years are as follows:

2006	$91,760
2007	76,280
2008	17,500
2009	120,520
2010	55,400
Thereafter	105,320
$466,780

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statements and income tax purposes.

The major categories of deferred income tax provisions are as follows (based on FASB 109):

	QUARTER ENDED MARCH 31, 2006	YEAR ENDED DECEMBER 31, 2005
Excess of tax over book depreciation	$1,760,946	$1,837,038
Allowance for Doubtful Accounts	(41,570)	(41,570)
Inventory – Ending inventory adjustment for tax recognition of SEC. 263A Uniform Capitalization Costs	(527,604)	(517,399)
Deferred Compensation	(84,026)	(84,026)
State Tax	(45,691)	(82,871)
Total	$1,062,055	$1,111,172
Statutory Tax Rate	34%	34%
Cumulative Deferred Income Tax Payable	$361,099	$377,799
Classified as: Noncurrent Liability	$361,099	$377,799
	$361,099	$377,799

Page # 12 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES (CONTINUED)

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

	QUARTER ENDED MARCH 31, 2006	YEAR ENDED DECEMBER 31, 2005
Principal Components of Income Tax Expense:
Current
Income tax paid	$-0-	$-0-
Carry-over of prepayment from prior year	1,825	238,431
Current Income Tax Payable	-0-	-0-
	$1,825	$238,431
Federal Income Tax Payable (Receivable)	380,981	(154,120)
Carry-over to subsequent year	-0-	-0-
Income tax for tax reporting at statutory rate of 34%	$382,806	$84,311
Deferred
Adjustments for financial reporting: Depreciation	(25,871)	(29,628)
263A Uniform Capitalization Costs	(3,470)	(3,465)
Other	-0-	6,814
Provision for federal income tax	$353,465	$58,032

The Company is not exempt from income tax except for municipal bond interest. There was no municipal bond interest in the first quarter of 2006.

The Company is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and are not entitled to deduct preferred dividends in determining our taxable income.

Page # 13 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMPONENTS OF COMPREHENSIVE EARNINGS

1.

Deferred compensation funded in the amount of $87,977 on the Balance Sheet as a current asset at March 31, 2006, includes equity securities classified as investments available for sale in the amount of $87,977 at fair market value. The $87,977 includes $3,951 unrealized gain on securities resulting from the increase in fair market value. The cost of the equity securities is $84,026.

2.	Changes in Equity securities

	Three Months Ended March 31, 2006	Cumulative
Beginning Balance-January 1, 2006	$84,026	$-0-
Purchases	-0-	117,400
Dividends, interest and capital gains	-0-	178,373
Deferred Compensation Funded	-0-	(214,025)
Unrealized gains on securities resulting from increases in fair market value	3,951	6,229
Balance-March 31, 2006	$87,977	$87,977

3.	Components of Net Earnings plus Other Comprehensive Earnings and Components of Total
Comprehensive Earnings for the three months ended March 31, 2006:

Net Earnings		Other Comprehensive Earnings		Net Earnings Plus Other Comprehensive Earnings

Earnings Before Provision For Federal Income Tax Provision for Income Tax Net Earnings	$1,011,415 (352,122) $659,293	Unrealized Gain on Securities Provision for Income Tax Other Comprehensive Earnings	$3,951 (1,343) $2,608	Net Earnings Other Comprehensive Earnings Net Earnings Plus Other Comprehensive Earnings	$659,293 2,608 $661,901

Net Earnings Applicable to Common Stockholders		Other Comprehensive Earnings		Total Comprehensive Earnings

Net Earnings Less: Dividends on Preferred Stock Net Earnings Applicable to Common Stockholders	$659,293 (184,559) $474,734	Unrealized Gain on Securities Provision for Income Tax Other Comprehensive Earnings	$3,951 (1,343) $2,608	Net Earnings Applicable to Common Stockholders Other Comprehensive Earnings Total Comprehensive Earnings	$474,734 2,608 $477,342

Page # 14 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMPONENTS OF COMPREHENSIVE EARNINGS (CONTINUED)

4.	Components of Retained Earnings

	Retained Earnings Exclusive of Other Comprehensive Earnings	Retained Earnings Applicable to Other Comprehensive Earnings	Total
Balance-January 1, 2006	$7,440,128	$1,503	$7,441,631
Add: Net earnings 3 months ended March 31, 2006	659,293	2,608	661,901
Deduct: Cash Dividends on Preferred Stock	(738,234)	(-0-)	(738,234)
Balance-March 31, 2006	$7,361,187	$4,111	$7,365,298

NOTE 6 - CONTINGENCIES RELATED TO NATURAL DISASTER

We have approximately 125 stores (10.8% of total membership) that operated in areas impacted by hurricanes. Of these 125 stores, four have ceased operations due to the impact of the hurricanes. No loss on the accounts receivable for three of the four stores is anticipated as all receivables have been paid in full. The fourth store for the most part, owns enough stock to offset any amounts outstanding on its account. As of March 31, 2006, no reserves are reflected in the financial statements with respect to these receivables.

NOTE 7 - SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Page # 15 of 26 Pages

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the first three months of 2006, we continued to widen our offering of products in order to give Member-Dealers more variety in what they can offer to their customers. In addition, we also explored expanding our presence geographically to increase the number of Member-Dealers as a means of continuing the growth of net sales. Further, the Company’s spring trade show generated the largest sales for a trade show in the history of the Company. Overall, for the first three months of 2006, we strove to maintain our steady growth while continuing to meet our goals of providing quality goods to our Member-Dealers.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net Sales Net sales in the first quarter of 2006 increased 17.5% ($9,673,794) from net sales during the same period in 2005 while increasing 5.9% ($3,077,008) between the respective first quarters of 2004 and 2005. Net sales growth during the first quarter of 2006 was mainly attributable to strong increases in both regular sales (warehouse and drop-ship) and sales generated from our spring trade show, as well as sales from other marketing initiatives which helped Member-Dealers maintain their competitiveness in their selling territories.

Net Material Costs Net material costs for the first quarter of 2006 were $57,775,854 versus $49,853,237 for the same period in 2005. This increase in net material costs of 15.9 percent was smaller than the 17.5 percent increase in net sales. Net material costs as a percentage of net sales were 88.9 percent in the first quarter of 2006 as compared to 90.1 percent for the same period in 2005. The relative stability in net material costs as a percentage of net sales, is primarily the result of continued improvements in warehouse efficiencies.

Payroll Costs Payroll costs for the first quarter of 2006 increased by $528,743 (20.7%) over those costs for the same 2005 period. This increase was due to salary increases needed to attract or retain high-quality employees as well as an increase in overtime needed to support the significant increase in warehouse sales, which grew by 20.1%. Payroll costs as a percentage of total expenses and of net sales remained fairly constant. Payroll costs for the first quarter of 2006 constituted 4.7 percent of total expenses and 4.7 percent of net sales, compared to 4.5 percent of total expenses and 4.6 percent of net sales for the first quarter of 2005. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

Other Operating Costs During the first quarter of 2006, other operating costs increased by $938,356 (21.1%). The amount spent for other operating costs for the first quarter of 2006 totaled $5,382,268 (8.3% of net sales and 8.1% of total expenses) as compared to $4,443,912 spent for other operating costs during the same period of 2005 (8.0% of net sales and 7.8% of total expenses).

The increase in other operating costs in the first quarter of 2006 can be principally attributed to an increase in warehouse and delivery expense ($446,667), most notably fuel costs ($213,752), contract driver costs ($82,156) and tractor rental equipment costs ($115,420) which together accounted for 92.1% of the increase in warehouse and delivery expense. An increase in the accrual for year-end employee bonuses ($150,000), an increase in advertising expenses ($83,411) as the Company absorbed a larger percentage of dealer circular costs and an increase in the accrual for year-end property taxes ($94,395) also attributed to the increase in other operating costs.

Page # 16 of 26 Pages

NET EARNINGS AND EARNINGS PER SHARE

Net Earnings - First Quarter Net sales for the first quarter of 2006 increased by $9,673,794 and net material costs for the same period increased by $7,922,617, both from levels of net sales and net material costs in the first quarter of 2005, resulting in an increase in gross margin of $1,751,177. With an increase in gross margin, an increase in sundry income of $559,856, offset by an increase in other operating costs of $938,356, and an increase of $528,743 in payroll costs, after tax net earnings increased by $561,965, a more than fivefold increase, from $97,328 in the first quarter of 2005 to $659,293 for the same 2006 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive earnings, resulted in total comprehensive earnings for 2006 of $477,342, compared to a total comprehensive loss of $59,836 for the same 2005 period, for an overall increase of $537,178.

Earnings Per Share In the first quarter of 2006, net earnings per share increased by $4.91, from a loss of $0.56 for the 2005 period to earnings of $4.35 for the 2006 period. The increase in 2006 is due to the factors previously discussed, as well as estimated dividends accrued in the first quarter of 2006 representing a smaller percentage of 2006 net earnings than estimated dividends accrued in the first quarter of 2005 (2006-28.0% versus 2005-159.2%).

Seasonality Our quarterly net earnings generally vary based on the timing of events which affect our sales. Traditionally, our first and third quarter earnings are negatively affected by the increased level of direct sales (with no markup) during our semiannual trade show which is always held in those quarters. Generally, there is an overall increase in sales during the trade show which typically offsets the effect of increased direct sales with no markup. Additionally, net earnings per quarter may vary substantially from year to year due to the timing difference in the receipt of discounts, rebates and miscellaneous income, as well as changes in the weather conditions and the economic conditions in our selling territories. For example, during the first quarter of 2006, the effect of a strong economy in our selling territory caused a dramatic increase in net earnings for that period.

Page # 17 of 26 Pages

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of selected quarterly financial data for each of the last eight quarterly periods beginning April 1, 2004 and ending March 31, 2006;

	Qtr. Ended 06-30-04	Qtr. Ended 09-30-04	Qtr. Ended 12-31-04	Qtr. Ended 03-31-05	Qtr. Ended 06-30-05	Qtr. Ended 09-30-05	Qtr. Ended 12-31-05	Qtr. Ended 03-31-06

Sales	$48,690,876	$53,600,240	$43,762,183	$55,351,320	$52,744,122	$56,696,295	$54,061,906	$65,025,114

Net Mat’l Costs	42,603,125	47,941,956	37,944,375	49,853,237	46,330,796	50,753,526	46,333,893	57,775,854

Gross Margin	6,087,751	5,658,284	5,817,808	5,498,083	6,413,326	5,942,769	7,728,013	7,249,260

Other Operating Expenses	6,323,459	7,155,861	6,700,343	7,033,413	6,942,879	8,319,915	7,580,082	8,489,528

Sundry Income	757,137	1,890,249	805,819	1,691,827	1,010,316	2,576,250	1,244,608	2,251,683

Pre-Tax Net Earnings(1)	521,429	392,672	(76,716)	156,497	480,763	199,104	1,392,539	1,011,415

________________________

(1) Excludes other comprehensive income/(loss).

Trends As reflected in our numbers for the first three months of 2006, our fuel and delivery expenses have steadily increased. We expect that increased fuel and delivery costs will continue for the foreseeable future, as part of a general nationwide trend as gasoline and diesel prices remain high due to domestic and world market conditions as well as Department of Transportation regulations.

Page # 18 of 26 Pages

MATERIAL CHANGES IN FINANCIAL CONDITION

Financial Condition and Liquidity During the period ending March 31, 2006, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make investments in inventory, warehouse and computer equipment, software, and office furniture and equipment. However, net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms we offer our Member-Dealers, and (iv) the state of the regional economy in our selling territories.

During the first quarter of 2006 our cash increased $6,369,687 as compared to cash generated in the first quarter of 2005, versus an increase of $321,121 when comparing the same 2005 period to that of 2004. During the first three months of 2006, we generated cash flow from operating activities of $12,192,323, as compared to cash flow generated from operating activities of $3,454,205 in the first three months of 2005. This increase in cash flow in the 2006 period was principally attributable to a significant increase in accounts payable and by a smaller increase in accounts receivable offset in part by a larger increase in inventory during the first three months of 2006 than during the first three months of 2005.

Accounts payable increased by $23,447,160 during the first quarter of 2006 as compared to an increase of $15,986,499 during the same period in 2005. The difference in the increase during these two periods was due primarily to variations in extended payment terms offered to us by suppliers as well as the Company’s significant growth in inventory needed to support our Member-Dealers increased purchases.

We had approximately 42,000 stockkeeping units in inventory in the period ending March 31, 2006, which were maintained as a result of management’s strategy to increase the breadth and depth of inventory to better meet the needs of our Member-Dealers. The increase in inventory of $4,924,627 in the first three months of 2006, was higher (173.0%) than the increase in inventory of $1,804,014 in the same period in 2005, due to the fact that we had more accurately estimated the product selection needed to meet our Member-Dealers’ inventory requirements. The inventory turnover ratio for the first three months of 2006 was 5.7 turns as compared to 5.4 turns for the same period in 2005.

In the first three months of 2006 and 2005, accounts receivable increased by $6,730,369 and $11,070,335, respectively. For both periods, this variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to Member-Dealers and as a result of a timing difference of the company’s spring trade show which was held earlier in the first quarter of 2006 as compared to 2005. The accounts receivable turnover ratio for the first three months of 2006 was 12.5 turns as compared to 13.5 turns for the same period in 2005.

For the period ended March 31, 2006, net earnings plus other comprehensive earnings were $661,901, compared to net earnings plus other comprehensive losses of $95,091 for the same 2005 period. This nearly sixfold increase was mainly attributable to an increase in gross margin and sundry income.

Net cash used for investing activities increased from $88,558 in the first quarter of 2005 to $114,791 for the same period in 2006. In the first three months of 2006 the Company upgraded its computer system, warehouse equipment, automobile fleet and office equipment.

Net cash used for financing activities was $5,661,554 in the period ending March 31, 2006 as compared to net cash used for financing activities of $2,835,211 during the same period in 2005. This considerable difference was principally attributable to funds being used during 2006 to pay down draws on the Company’s line of credit which were made throughout 2005 and through the first two months of 2006.

Page # 19 of 26 Pages

Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures – working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

	MARCH 31, 2006	DECEMBER 31, 2005	MARCH 31, 2005

Working Capital	$15,223,651	$17,655,348	$13,769,314

Current Ratio	1.3 to 1	1.8 to 1	1.4 to 1

Long-term Debt as Percentage of Capitalization	3.8%	12.4%	8.7%

During the remainder of 2006, the Company expects to further expand its existing customer base in its non-core selling territories. The Company will finance this expansion with anticipated growth in revenues from sales to new Member-Dealers in these territories, and with draws from the Company’s line of credit. The Company expects that expansion in these selling territories will have a beneficial effect on its ability to provide low-cost goods to Member-Dealers in those territories.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Commitments and Obligations

Our contractual obligations for the next five years and thereafter are as follows:

	Quarter Ended March 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations (1):
Non-cancelable Operating Leases	$588,518	$654,109	$562,542	$460,560	$256,000	$53,658	$2,575,387

Credit Facility which Expires in April 2008 (1)	(1)	(1)	(1)	--	--	--	--

Notes Payable-Stock	91,760	76,280	17,500	120,520	55,400	105,320	466,780

Notes Payable-Vendor Consignment	-0-	-0-	-0-	-0-	-0-	211,871	211,871

Non-cancelable Capital Leases	18,920	27,756	28,578	29,423	30,294	47,131	182,102

	$699,198	$758,145	$608,620	$610,503	$341,694	$417,980	$3,436,140

(1) There was $5,000,000 outstanding on the Company’s credit facility at December 31, 2005 and no outstanding balance on March 31, 2006. The amounts outstanding under the credit facility fluctuate on a daily basis.

Page # 20 of 26 Pages

Capital Resources

In the three month periods ending March 31, 2006 and March 31, 2005, our investment in capital assets was $123,956 and $115,146, respectively. Approximately 55.6 percent ($68,856) of the amount expended in the first three months of 2006 was used to purchase warehouse equipment, 32.3 percent ($40,068) was used to purchase company vehicles, 11.2 percent ($13,863) was used to upgrade computer equipment and 0.9 percent ($1,169) was used to purchase office furniture and equipment. By comparison, of the total amount expended in the first three months of 2005, $46,769 (40.6%) was used to purchase warehouse equipment, $21,563 (18.7%) was used to purchase company vehicles and $36,721 (31.9%) was used to purchase computer equipment.

We have an unsecured $10 million revolving line of credit due April 30, 2008 with JPMorgan Chase Bank, N.A., which we use from time to time for our working capital and other financing needs. No principal is required to be paid prior to the maturity date. As of December 31, 2005 the Company owed $5,000,000 on the line of credit. During the first three months of 2006, we borrowed $5,900,000 and repaid $10,900,000 from cash flow, leaving no outstanding balance under our line of credit on March 31, 2006. We make monthly interest payments on the outstanding balance of our line of credit. For the first three months of 2006, our average monthly interest payment was $6,873. Our average outstanding balance on our line of credit for the first three months of 2006 was $845,000.

For the remaining nine months of 2006, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for capital expenditures include approximately $140,000 to upgrade computer equipment, $80,000 to improve our automobile fleet, $10,000 to purchase office furniture and equipment and $70,000 to purchase equipment for the warehouse. Our cash position of $8,289,185 at March 31, 2006 is anticipated to be sufficient to fund the majority of the planned capital expenditures and working capital needs for fiscal year 2006. Some third party financing, principally draws on our line of credit, may be needed as the Company discontinued the sale of stock to its Member-Dealers as of April 30, 2006 as part of the Company’s request for no-action from the SEC relating to operating as a cooperative discussed in more detail below. If the no-action request is granted and the recapitalization for operation as a cooperative is approved by the shareholders, the Company will resume selling its shares.

Our cash position of $8,289,185 at March 31, 2006 is anticipated to be sufficient to fund all planned capital expenditures and working capital needs for fiscal year 2006, although some third party financing, including draws on our line of credit, may be needed.

OTHER EVENTS

Going Private Transaction

We have taken steps which will allow us to propose to our shareholders a recapitalization of the Company so that we can operate as a cooperative under Subchapter T of the Internal Revenue Code. We have applied to the SEC for a “no-action” letter which would lead to termination of our reporting as a public company. In pursuing this course, Member-Dealers would no longer receive quarterly or annual SEC reports. However, we would continue to provide annual audited financial statements to Member-Dealers. One of the principal reasons for undertaking this effort is the increased costs of being a public company, particularly the cost of complying with Section 404 of the Sarbanes Oxley Act regarding documentation, assessment and attestation as to effectiveness of our internal controls over financial reporting. Any such recapitalization is subject to approval by the shareholders of the recapitalization by a two thirds (66.6%) vote and receipt of a “no-action” letter from the SEC.

Page # 21 of 26 Pages

First Quarter Changes in Board of Directors and Executive Officers

On January 30, 2006, Mr. Isaac Epstein accepted appointment as a director of Handy, filling the vacancy left by Ms. Susie Bracht-Black who resigned on November 21, 2005 after selling her store. Mr. Doug Ashy, Jr. resigned as a director on January 11, 2006 in order to focus his attention on his store and on February 21, 2006, Mr. James Geeslin accepted appointment as a director of Handy, filling the vacancy left by Mr. Ashy. On March 31, 2006, Mr. Don Jameson resigned as a director in connection with the Board’s and his mutual decision to voluntarily terminate his position as President and Chief Executive Officer of the Company leaving a vacancy on the Board. On March 31, 2006, Ms. Tina S. Kirbie was appointed Interim Principal Executive Officer.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies which relate to inventory, revenue recognition and allowance for doubtful accounts, and which remain unchanged, see our annual report on Form 10-K for the year ended December 31, 2005.

FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, sales levels, the general condition of retail markets, levels of costs and margins, capital expenditures, liquidity, and competition. Such forward-looking statements generally are accompanied by words such as “plan,” “budget,” “estimate,” “expect,” “predict,” “anticipate,” “projected,” “should,” “believe,” or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management’s current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company’s financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company’s financial results, levels of revenues, capital expenditures, or capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received for or demand for the Company’s goods, amounts of goods sold for reduced or no mark-up, a need for additional labor or transportation costs for delivery of goods, requirements for capital; general economic conditions or specific conditions in the retail hardware business; weather conditions; competition, as well as the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company’s other public reports, filings, and public statements. Interim results are not necessarily indicative of those for a full year.

Item 3.	Quantitative & Qualitative Disclosures About Market Risk

Not Applicable

Page # 22 of 26 Pages

Item 4.	Controls And Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s interim principal executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that such disclosure controls and procedures are effective. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that information required to be disclosed in our filings under the Exchange Act is accumulated and communicated to our management, including our interim principal executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect such internal controls over financial reporting.

Page # 23 of 26 Pages

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual

Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2006	220 shares	$100.00	0	0
February 1-28, 2006	3,959 shares	$100.00	0	0
March 1-31, 2006	1,790 shares	$100.00	0	0
Total	5,969 shares	$100.00	0	0

(1)

We do not have any publicly announced repurchase programs. These shares were repurchased when certain Member-Dealers’ stock ownership exceeded desired levels or upon the retirement of Member-Dealers from our buying group.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Page # 24 of 26 Pages

Item 6.	Exhibits

Exhibit Number

*10.1	Eleventh Amendment to Amendment and Restatement of Credit Agreement between the Company and JPMorgan Chase Bank, N.A. dated effective as of April 30, 2006.

*31.1	Certification of Interim Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Interim Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

Page # 25 of 26 Pages

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDY HARDWARE WHOLESALE, INC.

/s/ Tina S. Kirbie

TINA S. KIRBIE

Interim Principal Executive Officer

Executive Vice President

Secretary and Treasurer

(Chief Financial and Accounting Officer)

Date: May 10, 2006

Page # 26 of 26 Pages