Form 10-Q
period 2006-06-30
HANDY HARDWARE WHOLESALE INC
filed 2006-08-14
CIK 354053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

X	Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2006, was 9,840 shares of Class A Common Stock, $100 par value, and 93,489 shares of Class B Common Stock, $100 par value.

HANDY HARDWARE WHOLESALE, INC.

INDEX

PART I	Financial Information	Page No.
Item 1.	Financial Statements

	Condensed Balance Sheets June 30, 2006
	and December 31, 2005	3 – 4

	Condensed Statements of Earnings – Three Months and Six Months
	Ended June 30, 2006 and 2005	5

	Condensed Statements of Cash Flows – Three Months and Six Months
	Ended June 30, 2006 and 2005	6 – 7

	Notes to Condensed Financial Statements	8 - 14

Item 2.	Management's Discussion & Analysis of Financial
	Condition and Results of Operations	15 – 21

Item 3.	Quantitative & Qualitative Disclosures About
	Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and	23
	Use of Proceed

Item 3.	Defaults upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

Exhibit Index		26

HANDY HARDWARE WHOLESALE, INC.

CONDENSED BALANCE SHEETS

	JUNE 30, 2006	DECEMBER 31, 2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,466,421	$1,873,207
Accounts Receivable, net of subscriptions receivable in the amount of $0 for 2006 and $75,399 for 2005	14,455,794	13,724,096
Notes Receivable	209,883	289
Inventory	28,632,583	24,633,146
Deferred Compensation Funded	-0-	84,026
Prepaid Expenses	490,823	202,508
Prepaid Income Tax	112,697	-0-
	$45,368,201	$40,517,272
PROPERTY, PLANT AND EQUIPMENT
At Cost Less Accumulated Depreciation of $9,254,989(2006) and $8,790,925 (2005)	$14,403,294	$14,761,111

OTHER ASSETS
Notes Receivable	$-0-	$211,871
Intangible Assets Less Accumulated Amortization of $3,516 (2006) and $2,881 (2005)	15,553	16,188
Prepaid Expenses	4,599	5,225
	$20,152	$233,284
TOTAL ASSETS	$59,791,647	$55,511,667

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable-Line of Credit	$1,750,000	$2,500,000
Notes Payable-Stock	89,760	26,600
Notes Payable-Capital Lease	26,958	31,039
Accounts Payable-Trade	23,732,218	18,662,864
Accrued Expenses	1,760,543	1,013,736
Deferred Compensation Payable	-0-	84,026
Income Taxes Payable	-0-	543,659
Note Payable -Vendor Consignment Merchandise	209,883	-0-
	$27,569,362	$22,861,924
NONCURRENT LIABILITIES
Notes Payable-Line of Credit	$1,750,000	$2,500,000
Notes Payable-Stock	352,220	343,860
Notes Payable-Capital Lease	147,106	163,182
Notes Payable-Vendor Consignment Merchandise	-0-	211,871
Deferred Income Taxes Payable	343,563	377,799
	$2,592,889	$3,596,712
TOTAL LIABILITIES	$30,162,251	$26,458,636

See notes to condensed financial statements.

Page #3 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED BALANCE SHEETS (CONTINUED)

	JUNE 30, 2006	DECEMBER 31, 2005
	(Unaudited)

COMMITMENTS AND CONTINGENCIES	$ ---	$	---

STOCKHOLDERS' EQUITY
Common Stock, Class A, authorized 30,000 shares, $100 par value per share; issued 10,350 & 10,170 shares	$1,035,000		$1,017,000
Common Stock, Class B, authorized 200,000 shares, $100 par value per share, issued 97,723 & 93,978 shares	9,772,300		9,397,800
Common Stock, Class B Subscribed 4,754.57 & 4,880.00 shares	475,457		488,000
Less Subscription Receivable	-0-		(37,700)
Preferred Stock 8% Cumulative, authorized 200,000 shares, $100 par value per share, issued 100,379.25 & 96,574.25 shares	10,037,925		9,657,425
Preferred Stock, Subscribed 4,754.57 & 4,880.00 shares	475,457		488,000
Less Subscription Receivable	-0-		(37,699)
Paid in Surplus	709,080		638,574
	$22,505,219		$21,611,400
Less: Cost of Treasury Stock 8,664 and -0- shares	(866,400)		-0-
	$21,638,819		$21,611,400
Retained Earnings exclusive of other comprehensive earnings	7,990,577		7,440,128
Retained Earnings applicable to other comprehensive earnings	-0-		1,503
	7,990,577		7,441,631
Total Stockholders’ Equity	$29,629,396		$29,053,031

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$59,791,647		$55,511,667

See notes to condensed financial statements.

Page #4 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED STATEMENTS OF EARNINGS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
REVENUES
Net Sales	$59,787,513	$52,744,122	$124,812,627	$108,095,442
Sundry Income	1,382,340	1,010,316	3,637,974	2,702,143
TOTAL REVENUES	61,169,853	53,754,438	128,450,601	110,797,585

EXPENSES
Net Material Costs	$52,097,913	$46,330,796	$109,873,767	$96,184,033
Payroll Costs	2,882,000	2,734,364	5,967,487	5,291,108
Other Operating Costs	5,152,831	4,180,358	10,535,099	8,624,270
Interest Expense	15,805	28,157	37,578	60,914
TOTAL EXPENSES	$60,148,549	$53,273,675	$126,413,931	$110,160,325

EARNINGS BEFORE PROVISIONS FOR ESTIMATED INCOME TAX	$1,021,304	$480,763	$2,036,670	$637,260

PROVISIONS FOR ESTIMATED INCOME TAX	(396,025)	(170,357)	(749,490)	(229,526)

NET EARNINGS	$625,279	$310,406	$1,287,180	$407,734

LESS ESTIMATED DIVIDENDS ON PREFERRED STOCK	(184,558)	(154,928)	(369,117)	(309,856)

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS	$440,721	$155,478	$918,063	$97,878

NET EARNINGS PER SHARE OF COMMON STOCK, CLASS A & CLASS B	$4.04	$1.49	$8.41	$0.95

OTHER COMPREHENSIVE EARNINGS (LOSS)
Unrealized Gain (Loss) on Securities	$0	$876	$0	$(2,497)
Provision for Income Tax	$0	$(288)	0	849
Other Comprehensive Earnings (Loss) Net of Tax	$0	$588	$0	$(1,648)
TOTAL COMPREHENSIVE EARNINGS	$440,721	$156,066	$918,063	$96,230

See notes to condensed financial statements.

Page #5 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings and Other Comprehensive Earnings	$1,287,180	$406,086
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Amortization	$635	$571
Depreciation	545,865	487,697
Decrease in Deferred income tax	(34,236)	(48,589)
Gain on Sale of property, plant & equipment	(15,087)	(14,516)
Gain in fair market value of securities	(5,782)	(2,497)
Deferred Compensation Funded	89,808	42,576
Changes in Assets and Liabilities
Increase in Accounts Receivable	$(731,698)	$(4,386,651)
Decrease in Notes Receivable	2,903	571
Increase in Inventory	(3,999,437)	(588,747)
Increase in Prepaid Expenses	(288,315)	(406,674)
(Increase) Decrease in Prepaid Income Tax	(112,697)	238,431
Decrease in Notes Payable Vendor Consignment Merchandise	(1,988)	-0-
Increase in Accounts Payable	5,069,354	3,915,485
Increase in Accrued Expenses Payable	746,807	937,347
Increase (Decrease) in Current Income Tax Payable	(543,659)	38,835
Decrease in Deferred Compensation Payable	(84,026)	(40,079)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,925,627	$579,846

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures for property, plant and equipment	$(214,608)	$(465,171)
Sale of property, plant and equipment	41,647	84,593

NET CASH USED FOR INVESTING ACTIVITIES	$(172,961)	$(380,578)

See notes to condensed financial statements.

Page #6 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED) Continued

	SIX MONTHS ENDED JUNE 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable-Line of Credit Borrowings	$16,200,000	$50,000
Note Payable-Line of Credit Repayments	(17,700,000)	-0-
Increase (Decrease) in Notes Payable-Capital Leases	(20,157)	(809)
Increase (Decrease) in Notes Payable-Stock	71,520	(16,541)
Increase in Subscription Receivable	75,399	(27,588)
Proceeds From Issuance of Stock	818,420	1,024,392
Purchase of Treasury Stock	(866,400)	(229,200)
Dividends Paid	(738,234)	(619,712)

NET CASH USED FOR FINANCING ACTIVITIES	$(2,159,452)	$180,542

NET INCREASE (DECREASE) IN CASH	$(406,786)	$379,810

CASH AT BEGINNING OF PERIOD	1,873,207	1,389,062

CASH AT END OF PERIOD	$1,466,421	$1,768,872

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS

Interest Paid	$41,404	$60,712
Income Taxes Paid	$1,487,207	$-0-

See notes to condensed financial statements.

Page #7 of 26 Pages

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

The Company sells to its Member-Dealers products primarily for retail hardware, lumber and home center stores. In addition, the Company offers advertising and other services to our Member-Dealers.

The Company wholesales hardware to its dealers in Texas, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Florida, Colorado, New Mexico, Tennessee, Mexico and Central America.

General Information

The accompanying unaudited condensed financial statements included herein have been prepared by us. The financial statements reflect all adjustments, which were all of a recurring nature, and which are, in the opinion of the Company’s management, necessary for a fair presentation. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). We believe that the disclosures made are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest Form 10-K Annual Report. The condensed balance sheet of the Company as of December 31, 2005 has been derived from the audited balance sheet of the Company as of that date. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Cash

The Company maintains a checking account which, at times, exceeds the FDIC coverage of $100,000 normally extended to such accounts. At June 30, 2006, the balance of this account amounted to $3,021,141.

Accounts Receivable

Generally accepted accounting principles require that financial statements show the amount of the allowance for doubtful accounts and subscription receivable as a reduction of receivables. Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts in the following amounts.

	June 30, 2006	December 31, 2005
Accounts Receivable	$14,497,364	$13,841,065
Subscription Receivable	-0-	(75,399)
Allowance for Doubtful Accounts	(41,570)	(41,570)
Accounts Receivable, Net of Subscription Receivable and Allowance for Doubtful Accounts	$14,455,794	$13,724,096

Page #8 of 26 Pages

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

Inventories

Inventories consist primarily of goods purchased and held for resale. Inventories are valued at the lower of cost or market, determined by the first in, first out method. On August 28, 2003, the Company entered into a Security Agreement with Electrolux Financial Corporation (formerly Frigidaire Financial Corp.) for inventory acquired from Electrolux Home Products North America. We have no inventory subject to this agreement at June 30, 2006.

Property, Plant & Equipment

Property, plant, and equipment are carried at cost. Depreciation of property accounts for financial statement presentation is based on estimated useful lives and methods as follows:

Asset	Life In Years	Method of Depreciation
Building	30-39	Straight Line
Furniture and warehouse equipment including computer and data processing equipment	3-7	Straight Line/MACRS
Transportation	3-5	Straight Line/MACRS

Property, Plant & Equipment consists of:

	June 30, 2006	December 31, 2005
Land	$3,207,866	$3,207,866
Building & Improvements	15,470,227	15,470,227
Furniture, Computer, Warehouse	4,183,555	4,053,750
Transportation Equipment	518,098	541,656
Capital Lease-Trailers	278,537	278,537
	$23,658,283	$23,552,036
Less: Accumulated Depreciation	(9,254,989)	(8,790,925)
	$14,403,294	$14,761,111

Page #9 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

Net Earnings Per Share of Common Stock

Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

Calculation of Net Earnings Per Share of Common Stock	2006	2005	2006	2005
Net Earnings Before Preferred Dividends	$625,279	$310,406	$1,287,180	$407,734
Less: Estimated Dividends on Preferred Stock	(184,558)	$(154,928)	$(369,117)	$(309,856)
Net Earnings (Loss) Applicable to Common Stockholders	$440,721	$155,478	$918,063	$97,878

Weighted Average
Shares of Common Stock (Class A & Class B) outstanding	109,061	104,287	109,188	102,864
Net Earnings (Loss) Per Share of Common Stock	$4.04	$1.49	$8.41	$0.95

Preferred Stock Dividends

The Company pays dividends on Preferred Stock during the first quarter of each fiscal year. Only holders of Preferred Stock on the record date for the payment of the dividend are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31, during which the Preferred Stock was held.

Because the Company is unable to anticipate the amount of the Preferred Stock dividends to be paid in the future, no liability is accrued for the payment of those dividends on the balance sheet. To more properly reflect net earnings, however, on the Condensed Statements of Earnings included herein, the estimated portion of the annual dividends to be paid in the future is shown for the quarter based on one-fourth ($184,558) of the annual dividends paid in the first quarter of 2006 and based on one-half ($369,117) of the annual dividend for the six month period ending June 30, 2006.

When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the six months ended June 30, 2006 contained herein, therefore, are net of dividends actually paid during the first quarter of 2006 in the amount of $738,234.

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

Page #10 of 26 Pages

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

Reclassification

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net earnings.

NOTE 2 - NOTES RECEIVABLE

Notes receivable reflect amounts due to the Company from our Member-Dealers under deferred payment agreements and installment sale agreements.

Under the deferred agreement, the Company supplies Member-Dealers with an initial order of General Electric Lamps. The payment for this order is deferred so long as the Member-Dealer continues to purchase General Electric lamps through the Company. If a Member-Dealer ceases to purchase lamp inventory or sells or closes his business, then General Electric invoices the Company for the Member-Dealer’s initial order and the Member-Dealer’s note becomes immediately due and payable in full to the Company. General Electric is discontinuing this program as of December 31, 2006 and all notes will have an accelerated maturity date of December 31, 2006.

Under the installment sale agreements, the Company sells member-dealers computer hardware, the purchase price of which is due and payable by member-dealers to the Company in thirty-six monthly installments of principal and interest.

Notes Receivable are classified as follows:

	CURRENT PORTION		NONCURRENT PORTION
	JUNE 30, 2006	DEC. 31, 2005	JUNE 30, 2006	DEC. 31, 2005
Deferred Agreements	$209,883	$-0-	$-0-	$211,871
Installment Sale Agreements	-0-	289	-0-	-0-
	$209,883	$289	$-0-	$211,871

Page #11 of 26 Pages

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

Notes payable - stock are classified as follows:

CURRENT PORTION		NONCURRENT PORTION
JUNE 30, 2006	DEC. 31, 2005	JUNE 30, 2006	DEC. 31, 2005
$89,760	$26,600	$352,220	$343,860

Principal payments due over the next five years are as follows:

2006	$89,760
2007	53,480
2008	17,500
2009	120,520
2010	55,400
Thereafter	105,320
$441,980

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statements and income tax purposes.

The major categories of deferred income tax provisions are as follows (based on FASB 109):

	SIX MONTHS ENDED JUNE 30, 2006	YEAR ENDED DECEMBER 31, 2005
Excess of tax over book depreciation	$1,681,507	$1,837,038
Allowance for Doubtful Accounts	(41,570)	(41,570)
Inventory – Ending inventory adjustment for tax recognition of SEC. 263A Uniform Capitalization Costs	(537,808)	(517,399)
Deferred Compensation	-0-	(84,026)
Other	(91,650)	(82,871)
Total	$1,010,479	$1,111,172
Statutory Tax Rate	34%	34%
Cumulative Deferred Income Tax Payable	$343,563	$377,799
Classified as: Noncurrent Liability	$343,563	$377,799
	$343,563	$377,799

Page #12 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (CONTINUED)

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

	SIX MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2005
Principal Components of Income Tax Expense:
Current
Income tax paid	$894,753	$-0-
Carry-over of prepayment from prior year	1,825	238,431
Current Income Tax Payable	-0-	-0-
	$896,578	$238,431
Federal Income Tax Payable (Receivable)	(112,697)	38,835
Income tax for tax reporting at statutory rate of 34%	$783,881	$277,266
Deferred
Adjustments for financial reporting: Depreciation	(52,881)	(55,286)
263A Uniform Capitalization Costs	(6,939)	(6,930)
Other	25,429	14,476
Provision for income tax	$749,490	$229,526

The Company is not exempt from income tax except for municipal bond interest. There was no municipal bond interest in the first six months of 2006.

The Company is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income. If the Company is treated as a cooperative for federal income tax purposes, it would minimize the federal income tax impact on Handy by avoiding taxation at both the corporate and member levels on amounts distributed as a patronage rebate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recapitalization” for more detailed information.

NOTE 5 - COMPONENTS OF COMPREHENSIVE EARNINGS

1.

The deferred compensation account’s funding has been completed. During the quarter ended June 30, 2006 a distribution of $89,808 was made to former President Tipton. The $89,808 includes $5,782 realized gain on securities resulting from the increase in fair market value.

Page #13 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMPONENTS OF COMPREHENSIVE EARNINGS (CONTINUED)

2.	Changes in Equity securities
		Three Months Ended June 30, 2006	Cumulative
	Beginning Balance-January 1, 2006	$84,026	$-0-
	Purchases	-0-	117,400
	Dividends, interest and capital gains	-0-	178,373
	Deferred Compensation Funded	(89,808)	(303,833)
	Realized gains on securities resulting from increases in fair market value	5,782	8,060
	Balance-March 31, 2006	$-0-	$-0-

NOTE 6 - SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Accounting principals generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Page #14 of 26 Pages

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

For the first six months of 2006, we continued to widen our offering of products in order to give member-dealers more variety in what they can offer to their customers. In addition, we also explored expanding our presence geographically to increase the number of member-dealers as a means of continuing the growth of net sales. Further, the Company’s spring trade show generated the largest sales for a trade show in the history of the Company. Overall, for the first six months of 2006, we strove to maintain our steady growth while continuing to meet our goals of providing quality goods to our member-dealers.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net Sales Net sales in the second quarter of 2006 increased 13.4% ($7,043,391) from net sales during the same period in 2005 while increasing 8.3% ($4,053,246) between the respective seconds quarters of 2004 and 2005. Net sales during the first six months of 2006 increased 15.5% ($16,717,185) compared to an increase in sales of 7.1% ($7,130,254) for the same period in 2004 and 2005.

Net sales growth during the second quarter and first six months of 2006 was mainly attributable to strong increases in both regular sales and sales generated from our spring trade show, as well as sales from other marketing initiatives which helped member-dealers maintain their competitiveness in their selling territories.

Net Material Costs Net material costs for the second quarter and first six months of 2006 were $52,097,913 and $109,873,767, respectively, compared to $46,330,796 and $96,184,033, respectively, for the same periods in 2005. Net material costs for the second quarter and first six months of 2006 increased 12.4 percent and 14.2 percent, respectively, from the same periods in 2005. The increases in net material costs of 12.4 percent and 14.2 percent were smaller than the increases in net sales for the same periods primarily due to an increase in purchase discounts and factory rebates which are netted against net material costs. As a result, net material costs were 87.1 percent of net sales in the second quarter of 2006, as compared to 87.8 percent of net sales for the same period in 2005, while for the first six months of 2006 and 2005 net materials costs were 88.0 percent and 89.0 percent of net sales, respectively. The relative stability in net material costs as a percentage of net sales, was primarily the result of continued improvements in warehouse efficiencies as well as benefits recognized from an increase in factory commissions and rebates.

Payroll Costs Payroll costs for the second quarter of 2006 increased by $147,636 (5.4%) from the second quarter of 2005 level, and increased by $676,379 (12.8%) for the first six months of 2006 from the same period in 2005. These increases were due to the lump sum payment of $135,000 to Mr. Don Jameson for the mutual termination of his employment contract, salary increases needed to attract or retain high-quality employees as well as an increase in overtime needed to support the significant increase in warehouse sales which grew by 17.6 percent.

Despite the pressure on wages, payroll costs as a percentage of both total expenses and net sales remained fairly constant. Payroll costs for the second quarter of 2006 constituted 4.8 percent of both net sales and total expenses compared to 5.2 percent of sales and 5.1 percent of total expenses. Payroll costs were approximately 4.8 percent of net sales and 4.7 percent of total expenses for the first six months of 2006. For 2005 these percentages were 4.9 percent and 4.8 percent, respectively. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

Other Operating Costs During the second quarter and the first six months of 2006, other operating costs increased by $972,473 (23.3%) and $1,910,829 (22.2%), respectively, compared to the same periods of 2005. Other operating costs increased as a percentage of total expenses, accounting for 8.6% of total expenses in the second quarter of 2006 as compared to 7.8% of total expenses for the second quarter of 2005. For the six month period ending June 30, 2006, other operating costs were 8.3% of total expenses as compared to 7.8% of total expenses during the same period in 2005.

Page #15 of 26 Pages

The increase in other operating costs in the first six months of 2006 can be principally attributed to an increase in warehouse and delivery expense ($987,779), most notably fuel costs ($329,382), warehouse contract labor costs ($163,423), contract driver costs ($97,884), contract delivery costs ($88,078), tractor rental equipment costs ($179,850), and warehouse building and equipment repairs ($110,691) which together accounted for 98.1% of the increase. An increase in the accrual for year-end employee bonuses ($295,000), an increase in legal and auditing fees ($154,221) and an increase in the accrual for year-end property taxes ($110,848) also attributed to the increase in other operating costs.

NET EARNINGS AND EARNINGS PER SHARE

Net Earnings - Second Quarter Net sales for the second quarter of 2006 increased by $7,043,391 (13.4%), net material costs for the same period increased by $5,767,117 (12.4%) compared in both cases to levels in the second quarter of 2005, resulting in an increase in gross margin of $1,276,274 (19.9%). The significant increase in gross margin, as well as an increase in sundry income of $372,024, was offset by an increase in payroll costs of $147,636 (5.4%) and a substantial increase in other operating costs of $972,473 (23.3%). Thus after tax net earnings increased $314,873 (101.4%), from $310,406 in the second quarter of 2005 to $625,279 for the same 2006 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive income resulted in total comprehensive earnings for 2006 of $440,721, compared to total comprehensive earnings of $156,066 for the same 2005 period, for an overall increase of $284,655.

Net Earnings - First Six Months Net sales for the first six months of 2006 increased by $16,717,185 (15.5%), net material costs for the same period increased by $13,689,734 (14.2%) compared in both cases to levels in the first six months of 2005, resulting in an increase in gross margin of $3,027,451 (25.4%). The substantial increase in gross margin as well as an increase in sundry income ($935,831), was partially offset by an increase of $676,379 in payroll costs (12.8%) and a significant increase in other operating costs of $1,910,829 (22.2%). Thus after tax net earnings increased by $879,446 (215.7%), from $407,734 in the first half of 2005 to $1,287,180 for the same 2006 period. After tax net earnings, combined with estimated dividends on preferred stock and other comprehensive earnings resulted in total comprehensive earnings for the first half of 2006 of $918,063, compared to total comprehensive earnings of $96,230 for the same 2005 period, for an overall increase of $821,833.

Earnings Per Share Our earnings per share increased almost threefold in the comparative second quarters of 2006 and 2005 and increased by more than fivefold for the first six months of 2006 as compared to the same period of 2005, from net earnings per share of $1.49 for the 2005 second quarter, to net earnings per share of $4.04 for the same 2006 period and an increase in six months earnings per share from $0.95 per share in the 2005 period to $8.41 per share for the 2006 period. The increase in 2006 is due to the factors previously discussed, as well as estimated dividends accrued in the second quarter and first six months of 2006 which represented a smaller percentage of 2006 net earnings, (second quarter 2006-29.5% versus second quarter 2005-49.9%; and first six months of 2006-28.7% versus first six months of 2005-76.0%).

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

Page #16 of 26 Pages

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of selected quarterly financial data for each of the last eight quarterly periods beginning July 1, 2004 and ending June 30, 2006;

	Qtr. Ended 09-30-04	Qtr. Ended 12-31-04	Qtr. Ended 03-31-05	Qtr. Ended 06-30-05	Qtr. Ended 09-30-05	Qtr. Ended 12-31-05	Qtr. Ended 03-31-06	Qtr. Ended 06-30-06

Sales	$53,600,240	$43,762,183	$55,351,320	$52,744,122	$56,696,295	$54,061,906	$65,025,114	$59,787,513

Net Mat’l Costs	47,941,956	37,944,375	49,853,237	46,330,796	50,753,526	46,333,893	57,775,854	52,097,913

Gross Margin	5,658,284	5,817,808	5,498,083	6,413,326	5,942,769	7,728,013	7,249,260	7,689,600

Other Operating Expenses	7,155,861	6,700,343	7,033,413	6,942,879	8,319,915	7,580,082	8,489,528	8,050,636

Sundry Income	1,890,249	805,819	1,691,827	1,010,316	2,576,250	1,244,608	2,251,683	1,382,340

Pre-Tax Net Earnings(1)	392,672	(76,716)	156,497	480,763	199,104	1,392,539	1,011,415	1,021,304

(1) Excludes other comprehensive income/(loss).

Trends

As reflected in our numbers for the first six months of 2006, our fuel and delivery expenses have steadily increased. We expect that increased fuel and delivery costs will continue for the foreseeable future, as part of a general nationwide trend as gasoline and diesel prices remain high due to domestic and world market conditions as well as Department of Transportation regulations.

MATERIAL CHANGES IN FINANCIAL CONDITION

Financial Condition and Liquidity During the period ending June 30, 2006, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make investments in inventory, warehouse and computer equipment, software, and office furniture and equipment. However, net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring trade show, (ii) payment terms available to us from our suppliers, (iii) payment terms we offer our member-dealers, and (iv) the state of the regional economy in our selling territories.

During the first six months of 2006 our cash decreased $302,451 as compared to cash generated in the first six months of 2005, versus a decrease of $292,173 when comparing the same 2005 period to that of 2004. During the first six months of 2006, we generated cash flow from operating activities of $1,925,627, as compared to cash flow generated from operating activities of $579,846 in the first six months of 2005. This increase in cash flow in the 2006 period was principally attributable to a significant increase in accounts payable, and by a smaller increase in accounts receivable offset in part by a larger increase in inventory during the first six months of 2006 than during the first six months of 2005.

Page #17 of 26 Pages

Accounts payable increased by $5,069,354 during the first six months of 2006 as compared to an increase of $3,915,485 during the same period in 2005. The difference in the increase during these two periods was due primarily to variations in extended payment terms offered to us by suppliers as well as the Company’s significant growth in inventory needed to support our member-dealers increased purchases.

We had approximately 42,000 stockkeeping units in inventory in the period ending June 30, 2006, which were maintained as a result of management’s strategy to increase the breadth and depth of inventory to better meet the needs of our member-dealers. The increase in inventory of $3,999,437 in the first six months of 2006, was higher (579.3%) than the increase in inventory of $588,747 in the same period in 2005, in order to meet our member-dealers’ inventory requirements. The inventory turnover ratio for the first six months of 2006 was 5.7 turns as compared to 5.4 turns for the same period in 2005.

In the first six months of 2006 and 2005, accounts receivable increased by $731,698 and $4,386,651, respectively. For both periods, this variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers and as a result of a timing difference of the company’s spring trade show which was held earlier in the first quarter of 2006 as compared to 2005. The accounts receivable turnover ratio for the first six months of 2006 was 13.1 turns as compared to 13.2 turns for the same period in 2005.

For the period ended June 30, 2006, net earnings plus other comprehensive earnings were $1,287,180, compared to net earnings plus other comprehensive losses of $406,086 for the same 2005 period. This more than threefold increase was mainly attributable to an increase in gross margin and sundry income.

Net cash used for investing activities decreased from $380,578 in the first six months of 2005 to $172,961 for the same period in 2006. In the first six months of 2006 the Company upgraded its computer system, warehouse equipment, automobile fleet and office equipment.

Net cash used for financing activities was $2,159,452 in the period ending June 30, 2006 as compared to net cash provided by financing activities of $180,542 during the same period in 2005. This considerable difference was principally attributable to funds being used during 2006 to pay down draws on the Company’s line of credit which were made throughout 2005 and through the first six months of 2006. In addition, proceeds from stock sales declined $205,972 when comparing the first half of 2006 and 2005 as a result of the Company discontinuing the sale of stock to its Member-Dealers as of April 30, 2006 as part of the Company’s request for no-action from the SEC relating to a recapitalization of the Company. Further, purchase of treasury shares were significantly higher during the first six months of 2006 as the Company’s largest Member-Dealer sold her store and thus had Handy redeem her stock. The new Member-Dealer that purchased this largest store had sales for the first six months of 2006 that were $1,578,881 less than the previous Member-Dealer’s sales for the first six months of 2005. In addition, dividends paid in 2006 were $738,234 as compared to dividends paid in 2005 of $619,712, an increase of $118,522.

Page #18 of 26 Pages

Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures – working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

	JUNE 30, 2006	DECEMBER 31, 2005	JUNE 30, 2005

Working Capital	$17,798,839	$17,655,348	$15,716,252

Current Ratio	1.6 to 1	1.8 to 1	1.5 to 1

Long-term Debt as Percentage of Capitalization	8.8%	12.4%	3.7%

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

Off-Balance Sheet Arrangements As of June 30, 2006, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Commitments and Obligations

Our contractual obligations for the next five years and thereafter are as follows:

	Quarter Ended June 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations (1):
Non-cancelable Operating Leases	$405,077	$682,789	$591,222	$479,680	$256,000	$53,658	$2,468,426

Credit Facility which Expires in April 2008 (1)	(1)	(1)	(1)	--	--	--	--

Notes Payable-Stock	89,760	53,480	17,500	120,520	55,400	105,320	441,980

Notes Payable-Vendor Consignment	209,883	-0-	-0-	-0-	-0-	-0-	209,883

Non-cancelable Capital Leases	10,882	27,756	28,578	29,423	30,294	47,131	174,064

	$715,602	$764,025	$637,300	$629,623	$341,694	$206,109	$3,294,353

(1) There was $5,000,000 outstanding on the Company’s credit facility at December 31, 2005 and $3,500,000 outstanding balance on June 30, 2006. The amounts outstanding under the credit facility fluctuate on a daily basis.

Page #19 of 26 Pages

Capital Resources In the six month periods ending June 30, 2006 and June 30, 2005, our investment in capital assets was $214,608 and $465,171, respectively. Approximately 43.6 percent ($93,647) of the amount expended in the first six months of 2006 was used to purchase warehouse equipment, 39.5 percent ($84,802) was used to purchase company vehicles, 15.5 percent ($33,280) was used to upgrade computer equipment and 1.3 percent ($2,879) was used to purchase office furniture and equipment. By comparison, of the total amount expended in the first six months of 2005, $236,313 (50.8%) was used to purchase computer equipment, $93,677 (20.1%) was used to upgrade warehouse equipment, $66,457 (14.3%) was used to purchase company vehicles and $65,666 (14.1%) was used to purchase office furniture and equipment.

We have an unsecured $10 million revolving line of credit due April 30, 2008 with J P Morgan Chase Bank, N.A., which we use from time to time for our working capital and other financing needs. No principal is required to be paid prior to the maturity date. As of December 31, 2005 the Company owed $5,000,000 on the line of credit. During the first six months of 2006, we borrowed $16,200,000 and repaid $17,700,000 from cash flow, leaving an outstanding balance of $3,500,000 under our line of credit on June 30, 2006. We make monthly interest payments on the outstanding balance of our line of credit. For the first six months of 2006, our average monthly interest payment was $4,690. Our average outstanding balance on our line of credit for the first six months of 2006 was $700,276.

For the remaining six months of 2006, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for capital expenditures include approximately $150,000 to upgrade computer equipment, $130,000 to expand warehouse office space, $55,000 to improve our automobile fleet, $50,000 to purchase warehouse equipment and $8,000 to purchase office furniture and equipment.

Our cash position of $1,466,421 at June 30, 2006 is anticipated to be sufficient to fund the majority of the planned capital expenditures and working capital needs for the remainder of fiscal year 2006. Some third party financing, principally draws on our line of credit, may be needed as the Company discontinued the sale of stock to its Member-Dealers as of April 30, 2006 as part of the Company’s proposed recapitalization and cessation of reporting as an SEC registered public company discussed in more detail below. If the recapitalization is approved by the shareholders, the Company will resume selling its shares.

OTHER EVENTS

Recapitalization We have taken steps which will allow us to propose to our shareholders a recapitalization of the Company so that we can operate on a cooperative basis under Subchapter T of the Internal Revenue Code. On June 29, 2006, the SEC granted our “no-action” letter which sets out the conditions to our operating on a cooperative basis and terminating our reporting requirements as a public company if the recapitalization is approved by the shareholders. On July 11, 2006 we filed a preliminary proxy statement with the SEC which seeks shareholder approval of the recapitalization and its constituent parts as well as the election of directors. Certain elements of the recapitalization will need to be approved by the holders of two-thirds of the outstanding shares of Class A Common Stock, two-thirds of the outstanding shares of Class B Common Stock and two-thirds of the outstanding shares of Preferred Stock. Each item of the recapitalization that requires a two-thirds vote will be conditioned upon the approval of all other items that require a two-thirds vote. If the recapitalization is approved, Member-Dealers will no longer receive quarterly or annual SEC reports. However, we would continue to provide to Member-Dealers an annual report that includes audited financial statements as well as a semi-annual report that includes unaudited financial statements.

Page #20 of 26 Pages

One of the principal reasons for undertaking this effort is the increased costs of being a public company, particularly the cost of complying with Section 404 of the Sarbanes Oxley Act regarding documentation, assessment and attestation as to effectiveness of our internal controls over financial reporting. Another principal reason for the recapitalization is to save the Company federal income taxes. If Handy is treated as a cooperative for federal income tax purposes, it would minimize the federal income tax impact on Handy by avoiding taxation at both the corporate and Member-Dealer levels on amounts distributed as patronage rebates.

Changes in Board of Directors and Executive Officers On March 31, 2006, Mr. Don Jameson resigned as a director in connection with the Board’s and his mutual decision to voluntarily terminate his position as President and Chief Executive Officer of the Company, leaving a vacancy on the Board. On March 31, 2006, Ms. Tina S. Kirbie was appointed Interim Principal Executive Officer and on May 22, 2006, Ms. Kirbie was appointed Chief Executive Officer and President of the Company by the Board. Upon her appointment as President and Chief Executive Officer, Ms. Kirbie automatically became a director of the Company pursuant to Handy's bylaws. On August 1, 2006, Mr. Lynn Bradley was appointed Chief Financial Officer of the Company to replace Ms. Kirbie. From 2004 to this present appointment, Mr. Bradley served as the Corporate Controller and Director of Tax for Flotek Industries, which manufactures and markets specialty chemicals and downhole drilling and production equipment based in Houston, Texas. From 1993-2003 he was a self-employed CPA in El Dorado, Arkansas.

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

Page #21 of 26 Pages

Item 3.	QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that such disclosure controls and procedures are effective. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that information required to be disclosed in our filings under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect such internal controls over financial reporting.

Page #22 of 26 Pages

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS - None

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2006	220 shares	$100.00	0	0
February 1-28, 2006	3,959 shares	$100.00	0	0
March 1-31, 2006	1,790 shares	$100.00	0	0
April 1-30, 2006	160 shares	$100.00	0	0
May 1-31, 2006	1,651 shares	$100.00	0	0
June 1-30, 2006	884 shares	$100.00	0	0
Total	8,664 shares	$100.00	0	0

(1)      We do not have any publicly announced repurchase programs. These shares were repurchased when certain member-dealers’ stock ownership exceeded desired levels or upon the retirement of member-dealers from our buying group.

Page #23 of 26 Pages

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

Page #24 of 26 Pages

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDY HARDWARE WHOLESALE, INC.

/s/ Tina S. Kirbie

TINA S. KIRBIE

President, CEO and Acting CFO

Date: August 14, 2006

Page #25 of 26 Pages

EXHIBIT INDEX

Exhibit Number

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page #26 of 26 Pages