Form 10-Q
period 2006-09-30
HANDY HARDWARE WHOLESALE INC
filed 2006-11-14
CIK 354053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

Commission File Number 0-15708

HANDY HARDWARE WHOLESALE, INC.

(Exact name of Registrant as specified in its charter)

TEXAS	74-1381875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8300 Tewantin Drive Houston, Texas	77061
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:	(713) 644-1495

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X Yes	____No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer____		Accelerated Filer____
Non-Accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
X Yes	____No

The number of shares outstanding of each of the registrant's classes of common stock as of October 27, 2006, was 10,350 shares of Class A Common Stock, $100 par value, and 97,723 shares of Class B Common Stock, $100 par value.

INDEX

		Page No.
PART I	Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2006 and December 31, 2005	3 – 4

	Condensed Statements of Earnings – Three Months and Nine Months Ended September 30, 2006 and 2005	5

	Condensed Statements of Cash Flows – Nine Months Ended September 30, 2006 and 2005	6 - 7

	Notes to Condensed Financial Statements	8 – 14

Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	15 – 22

Item 3.	Quantitative & Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures

Page #2 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED BALANCE SHEETS

September 30, 2006		December 31, 2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$2,905,853		$1,873,207
Accounts Receivable, net of subscriptions receivable in the amount of $0 for 2006 and $75,399 for 2005	18,304,586		13,724,096
Notes Receivable	209,833		$289
Inventory	31,288,188		24,633,146
Deferred Compensation Funded	-0-		84,026
Prepaid Expenses	392,573		202,508
Prepaid Income Tax	118,935		-0-
	$53,220,018		$40,517,272
PROPERTY, PLANT AND EQUIPMENT
At Cost Less Accumulated Depreciation of $9,523,985 (2006) and $8,790,925 (2005)	$14,196,529		$14,761,111

OTHER ASSETS
Notes Receivable	$-0-		$211,871
Intangible Assets Less Accumulated Amortization of $3,874 (2006) and $2,881 (2005)	16,005		16,188
Prepaid Expenses	2,849	5	5,225
	$18,854		$233,284
TOTAL ASSETS	$67,435,401		$55,511,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes Payable-Line of Credit	$-0-		$2,500,000
Notes Payable-Stock	99,560		26,600
Notes Payable-Capital Lease	26,958		31,039
Accounts Payable-Trade	35,519,124		18,662,864
Accrued Expenses	1,141,237		1,013,736
Notes Payable-Vendor Consignment Merchandise	209,883		-0-
Deferred Compensation Payable	-0-		84,026
Income Taxes Payable	-0-		543,659
	$36,996,762		$22,861,924

See notes to condensed financial statements.

Page #3 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED BALANCE SHEETS (CONTINUED)

	SEPTEMBER 30, 2006		DECEMBER 31, 2005
	(Unaudited)
NONCURRENT LIABILITIES
Notes Payable-Line of Credit	$-0-		$2,500,000
Notes Payable-Stock	324,140		343,860
Notes Payable-Capital Lease	139,068		163,182
Notes Payable-Vendor Consignment Merchandise	-0-		211,871
Deferred Income Taxes Payable	309,660		377,799
	$772,868		$3,596,712
TOTAL LIABILITIES	$37,769,630		$26,458,636

COMMITMENTS & CONTINGENCIES	$-0-		$-0-

STOCKHOLDERS’ EQUITY
Common Stock, Class A, authorized 30,000 shares, $100 par value per share, issued 10,350 & 10,170 shares	$1,035,000		$1,017,000
Common Stock, Class B, authorized 200,000 shares, $100 par value per share, issued 97,723 & 93,978 shares	9,772,300		9,397,800
Common Stock, Class B Subscribed 4,718.28 & 4,880.00 shares	471,829		488,000
Less Subscription Receivable	-0-		(37,700)
Preferred Stock 8% Cumulative, authorized 200,000 shares, $100 par value per share, issued 100,379.25 & 96,574.25 shares	10,037,925		9,657,425
Preferred Stock, Subscribed 4,718.28 & 4,880.00 shares	471,829		488,000
Less Subscription Receivable	-0-		(37,699)
Paid in Surplus	722,100		638,574
	$22,510,983		$21,611,400
Less: Cost of Treasury Stock
9,718 and -0- shares	(971,800)		-0-
	$21,539,183		$21,611,400
Retained Earnings exclusive of other comprehensive earnings	8,126,588		7,440,128
Retained Earnings applicable to other comprehensive earnings	-0-		1,503
	8,126,588		7,441,631
Total Stockholders’ Equity	$29,665,771	$	$29,053,031

TOTAL LIABILITIES &
STOCKHOLDERS’ EQUITY	$67,435,401		$55,511,667

See notes to condensed financial statements.

Page #4 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED STATEMENTS OF EARNINGS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
REVENUES
Net Sales	$60,101,785	$56,696,295	$184,914,412	$164,791,737
Sundry Income	2,270,553	2,576,250	5,908,527	5,278,393
TOTAL REVENUES	$62,372,338	$59,272,545	$190,822,939	$170,070,130

EXPENSES
Net Material Costs	$53,685,982	$50,573,526	$163,559,749	$146,937,559
Payroll Costs	2,799,953	2,901,723	8,767,440	8,192,831
Other Operating Costs	5,640,364	5,375,189	16,175,463	13,999,459
Interest Expense	26,074	43,003	63,652	103,917
TOTAL EXPENSES	$62,152,373	$59,073,441	$188,566,304	$169,233,766

EARNINGS BEFORE PROVISIONS FOR ESTIMATED INCOME TAX	$219,965	$199,104	$2,256,635	$836,364

PROVISIONS FOR ESTIMATED INCOME TAX	(83,954)	(84,122)	(833,444)	(313,648)

NET EARNINGS	$136,011	$114,982	$1,423,191	$522,716

LESS ESTIMATED DIVIDENDS ON PREFERRED STOCK	(184,559)	(154,928)	(553,676)	(464,784)

NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(48,548)	$(39,946)	$869,515	$57,932

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK, CLASS A & CLASS B	$(0.45)	$(0.38)	$7.98	$0.56

OTHER COMPREHENSIVE EARNINGS (LOSS)
Unrealized Gain on Securities	$-0-	$3,829	$-0-	$1,332
Provision for Income Tax	-0-	(1,302)	-0-	(453)
Other Comprehensive Earnings Net of Tax	$-0-	$2,527	$-0-	$879
TOTAL COMPREHENSIVE EARNINGS (LOSS)	$(48,548)	$(37,419)	$869,515	$58,811

See notes to condensed financial statements.

Page #5 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings and Other Comprehensive Earnings	$1,423,191	$523,595
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Amortization	$993	$1,303
Depreciation	832,310	853,761
Decrease in Deferred income tax	(68,139)	(76,724)
Gain on Sale of property, plant & equipment	(17,283)	(21,842)
Gain in fair market value of securities	(5,782)	(1,332)
Deferred Compensation Funded	89,808	60,118
Changes in Assets and Liabilities
Increase in Accounts Receivable	$(4,580,490)	$(9,081,131)
Decrease in Notes Receivable	2,277	8,447
Increase in Inventory	(6,655,042)	(5,439,461)
Decrease in Prepaid Expenses	199,659	-0-
Increase in Other Assets	(387,348)	(300,015)
(Increase) Decrease in Prepaid Income Tax	(118,935)	238,431
Decrease in Notes Payable Vendor Consignment Merchandise	(1,988)	(7,634) -0-
Increase in Accounts Payable	16,856,260	16,083,165
Increase in Accrued Expenses Payable	127,501	980,238
Increase (Decrease) in Current Income Tax Payable	(543,659)	80,262
Decrease in Deferred Compensation Payable	(84,026)	(58,787)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,069,307	$3,842,394

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures for property, plant and equipment	$(294,730)	$(561,364)
Capital Expenditure for intangible asset	(810)	(1,925)
Sale of property, plant and equipment	44,285	30,000

NET CASH USED FOR INVESTING ACTIVITIES	$(251,255)	$(533,289)

See notes to condensed financial statements.

Page #6 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable-Line of Credit Borrowings	$31,600,000	$58,155,000
Note Payable-Line of Credit Repayments	(36,600,000)	(60,955,000)
Decrease in Notes Payable-Capital Leases	(28,195)	(9,541)
Increase (Decrease) in Notes Payable-Stock	53,240	(3,254)
(Increase) Decrease in Subscription Receivable	75,399	(24,620)
Proceeds from Issuance of Stock	824,184	1,570,200
Purchase of Treasury Stock	(971,800)	(398,800)
Dividends Paid	(738,234)	(619,712)
NET CASH USED FOR FINANCING ACTIVITIES	$(5,785,406)	$(2,285,727)

NET INCREASE IN CASH	$1,032,646	$1,023,378

CASH AT BEGINNING OF PERIOD	1,873,207	1,389,062

CASH AT END OF PERIOD	$2,905,853	$2,412,440

ADDITIONAL RELATED DISCLOSURES TO THE STATEMENT OF CASH FLOWS

Interest Paid	$69,256	$106,007
Income Taxes Paid	1,604,804	72,132

See notes to condensed financial statements.

Page #7 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES

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

Cash

The Company maintains a checking account and short term investment account which, at times, exceeds the FDIC coverage of $100,000 normally extended to such accounts. At September 30, 2006, the total balance of these accounts amounted to $2,904,039.

Accounts Receivable

Generally accepted accounting principles require that financial statements show the amount of the allowance for doubtful accounts and subscription receivable as a reduction of receivables. Accounts receivable are net of subscriptions receivable and allowance for doubtful accounts in the following amounts.

	September 30, 2006	December 31, 2005
Accounts Receivable	$18,346,156	$13,841,065
Subscription Receivable	-0-	(75,399)
Allowance for Doubtful Accounts	(41,570)	(41,570)
Accounts Receivable, Net of Subscription Receivable and Allowance for Doubtful Accounts	$18,304,586	$13,724,096

Page #8 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES (CONTINUED)

Accounts receivable are stated at the amount billed to customers plus any accrued and unpaid interest. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable payments are ordinarily due 10 days after the issuance of the statement. Accounts that are unpaid upon issuance of a subsequent statement bear interest at .75% per two –week statement period (18% per annum). Interest continues to accrue on delinquent accounts until the account is paid in full. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The specific write-off method is required for income tax purposes, with the difference shown as an adjustment on the Federal income tax return.

Inventories

Inventories consist primarily of goods purchased and held for resale. Inventories are valued at the lower of cost or market, determined by the first in, first out method. On August 28, 2003, the Company entered into a Security Agreement with Electrolux Financial Corporation (formerly Frigidaire Financial Corp.) for inventory acquired from Electrolux Home Products North America. We have no inventory subject to this agreement at September 30, 2006.

Property, Plant & Equipment

Property, plant, and equipment are carried at cost. Depreciation of property accounts for financial statement presentation is based on estimated useful lives and methods as follows:

Asset	Life in Years	Method of Depreciation
Building	30-39	Straight Line
Furniture and warehouse equipment including computer and data processing equipment	3-7	Straight Line/MACRS
Transportation	3-5	Straight Line/MACRS

Property, Plant & Equipment consists of:

	September 30, 2006	December 31, 2005
Land	$3,207,866	$3,207,866
Building & Improvements	15,470,227	15,470,227
Furniture, Computer, Warehouse	4,242,722	4,053,750
Transportation Equipment	521,162	541,656
Capital Lease-Trailers	278,537	278,537
	$23,720,514	$23,552,036
Less: Accumulated Depreciation	(9,523,985)	(8,790,925)
	$14,196,529	$14,761,111

Page #9 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES (CONTINUED)

Net Earnings Per Share of Common Stock

Net earnings per common share (Class A and Class B combined) are based on the weighted average number of shares outstanding in each period after giving effect to the stock issued, stock subscribed, accrued dividends on Preferred Stock, and treasury stock as set forth by Accounting Principles Board Opinion No. 15 as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Calculation of Net Earnings Per Share
Net Earnings Before Preferred Dividends	$136,011	$114,982	$1,423,191	$522,716
Less: Estimated Dividends on Preferred Stock	(184,559)	(154,928)	(553,676)	(464,784)
Net Earnings (Loss) Applicable to Common Shareholders	$(48,548)	$(39,946)	$869,515	$57,932
Weighted Average Shares of Common Stock (Class A & Class B) outstanding	108,777	106,189	109,012	103,532
Net Earnings (Loss) Per Share of Common Stock	$(0.45)	$(0.38)	$7.98	$0.56

Preferred Stock Dividends

The Company pays dividends on Preferred Stock during the first quarter of each fiscal year. Only holders of Preferred Stock on the record date for the payment of the dividend are entitled to receive dividends. Dividends are prorated for the portion of the twelve-month period ending January 31, during which the Preferred Stock was held.

Because the Company is unable to anticipate the amount of the Preferred Stock dividends to be paid in the future, no liability is accrued for the payment of those dividends on the balance sheet. To more properly reflect net earnings, however, on the Condensed Statements of Earnings included herein, the estimated portion of the annual dividends to be paid in the future is shown for the quarter based on one-fourth ($184,559) of the annual dividends paid in the first quarter of 2006 and based on three-fourths ($553,676) of the annual dividend for the nine month period ending September 30, 2006.

When dividends on Preferred Stock are actually paid, there is a reduction of retained earnings. Retained earnings on the Condensed Balance Sheet for the nine months ended September 30, 2006 contained herein, therefore, are net of dividends actually paid during the first quarter of 2006 in the amount of $738,234.

Page #10 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – NOTES RECEIVABLE

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

Page #11 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 – NOTES RECEIVABLE (CONTINUED)

Notes Receivable are classified as follows:

	CURRENT PORTION		NONCURRENT PORTION
	SEPT. 30, 2006	DEC. 31, 2005	SEPT 30, 2006	DEC. 31, 2005

Deferred Agreements	$209,883	$-0-	$-0-	$211,871
Installment Sale Agreements	-0-	289	-0-	-0-
	$209,883	$289	$-0-	$211,871

NOTE 3 – NOTES PAYABLE STOCK

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

Notes payable - stock are classified as follows:

CURRENT PORTION		NONCURRENT PORTION
SEPT. 30, 2006	DEC. 31, 2005	SEPT 30, 2006	DEC. 31, 2005

$99,560	$26,600	$324,140	$343,860

Principal payments due over the next five years are as follows:

2006	$99,560
2007	30,300
2008	91,520
2009	84,200
2010	118,120
$423,700

NOTE 4 – INCOME TAXES

The Company accounts for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statements and income tax purposes.

Page #12 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES (CONTINUED)

The major categories of deferred income tax provisions are as follows (based on FASB 109):

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
Excess of tax over book depreciation	$1,601,901	$1,837,038
Allowance for Doubtful Accounts	(41,570)	(41,570)
Inventory – Ending inventory adjustment for tax recognition of Sec. 263A Uniform Capitalization Costs	(548,013)	(517,399)
Deferred Compensation	-0-	(84,026)
Other	(101,548)	(82,871)
Total	$910,770	$1,111,172
Statutory Tax Rate	34%	34%
Cumulative Deferred Income Tax Payable	$309,660	$377,799
Classified as: Noncurrent Liability	$309,660	$377,799
	$309,660	$377,799

Reconciliation of income taxes on the difference between tax and financial accounting is as follows:

	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
Principal Components of Income Tax Expense
Current
Income tax paid	$1,020,516	$72,132
Carry-over of prepayment from prior year	1,825	238,431
Current Income Tax Payable	-0-	-0-
	$1,022,341	$310,563
Income Tax Payable (Receivable)	(118,935)	80,262
Carry-over to subsequent year	-0-	-0-
Income tax for tax reporting at statutory rate of 34%	$903,406	$390,825
Deferred
Adjustments for financial reporting:
Depreciation	(79,947)	(86,768)
263A Uniform Capitalization Costs	(10,409)	(10,396)
Other	20,394	20,440
Provision for income tax	$833,444	$314,101

Page #13 of 26 Pages

HANDY HARDWARE WHOLESALE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES (CONTINUED)

The Company is not exempt from income tax except for municipal bond interest. There was no municipal bond interest in the first nine months of 2006.

The Company is not classified as a nonexempt cooperative under the provisions of the Internal Revenue Code and is not entitled to deduct preferred dividends in determining its taxable income. After the effective date of the recapitalization, the Company will be treated as a cooperative for federal income tax purposes, which will minimize the federal income tax impact on Handy by avoiding taxation at both the corporate and member levels on amounts distributed as a patronage rebate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Events” for more detailed information.

NOTE 5 – COMPONENTS OF COMPREHENSIVE EARNINGS

1.

The deferred compensation account’s funding has been completed. During the quarter ended June 30, 2006, a distribution of $89,808 was made to former President Tipton. The $89,808 includes $5,782 realized gain on securities resulting from the increase in fair market value.

2.	Changes in Equity securities
		NINE MONTHS ENDED SEPTEMBER 30, 2006	Cumulative

Beginning Balance – January 1, 2006		$84,026	$-0-
Purchases		-0-	117,400
Dividends, interest and capital gains		-0-	178,373
Deferred Compensation Funded		(89,808)	(303,833)
Realized gains on securities resulting from increase in fair market value		5,782	8,060
Balance – September 30, 2006		$-0-	$-0-

NOTE 6 – SIGNIFICANT ESTIMATES AND CONCENTRATIONS

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

NOTE 7 – SUBSEQUENT EVENTS

On November 7, 2006, Handy’s shareholders approved the recapitalization of the Company to operate on a cooperative basis under Subchapter T of the Internal Revenue Code. The recapitalization, which is expected to have an effective date of December 29, 2006 consists of, among other things, the conversion of the Company from a Texas corporation to a Delaware corporation, eliminating preferred stock and the payment of dividends thereon, the conversion of Preferred Stock into Class B Common Stock and payment of patronage rebates in lieu of dividends.

Page #14 of 26 Pages

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

For the first nine months of 2006, we continued to widen our offering of products in order to give member-dealers more variety in what they can offer to their customers. In addition, we also explored expanding our presence geographically to increase the number of member-dealers as a means of continuing the growth of net sales. Further, the Company’s trade shows held in the first half of 2006 generated the largest sales for the semi-annual event in the history of the Company, leading to a substantial increase in net sales for the first nine months of 2006 compared to the same period in 2005. This increase is mainly attributable to an increase in net sales in the first six months of 2006 of $16,717,185, as compared to the third quarter increase in net sales of $3,405,490. This smaller increase in net sales and a generally proportional increase in net material costs for the third quarter of 2006, led to a net loss of $48,548 for the quarter, as compared to net earnings of $869,515 for the first nine months of 2006.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net Sales   Net sales in the third quarter of 2006 increased 6.0% ($3,405,490) from net sales during the same period in 2005 while increasing 5.8% ($3,096,055) between the respective third quarters of 2004 and 2005. Net sales during the first nine months of 2006 increased 12.2% ($20,122,675) over net sales in the same period in 2005, compared to an increase in net sales of 6.6% ($10,226,309) in the same period of 2005 compared to 2004.

Net sales growth during the third quarter and first nine months of 2006 was mainly attributable to strong increases in both regular sales and sales generated from our trade shows, as well as sales from other marketing initiatives which helped member-dealers maintain their competitiveness in their selling territories.

Net Material Costs   Net material costs for the third quarter and first nine months of 2006 were $53,685,982 and $163,559,749, respectively, compared to $50,753,526 and $146,937,559, respectively, for the same periods in 2005. Net material costs for the third quarter and first nine months of 2006 increased 6.2% ($3,112,456) and 11.3% ($16,622,190), respectively, from the same periods in 2005. The increase in net material costs of 11.3% was smaller than the 12.2% increase in net sales for the same period primarily due to an increase in purchase discounts and factory rebates which are netted against net material costs. As a result, net material costs were 89.3 percent of net sales in the third quarter of 2006, as compared to 89.5 percent of net sales for the same period in 2005, while for the first nine months of 2006 and 2005 net materials costs were 88.5 percent and 89.2 percent of net sales, respectively. The relative stability in net material costs as a percentage of net sales was primarily the result of continued improvements in warehouse efficiencies as well as benefits recognized from an increase in factory commissions and rebates.

Payroll Costs   Payroll costs for the third quarter of 2006 decreased by $101,770 (3.5%) from the third quarter of 2005 level, but increased by $574,609 (7.0%) for the first nine months of 2006 from the level of these costs for the same period in 2005. The third quarter 2006 decrease was due to extended use of leased contract employees to support our warehouse operation. The increase for the first nine months of 2006 was due to salary increases in the first six months of 2006 needed to attract or retain high-quality employees, an increase in overtime needed to support the significant increase in warehouse sales which grew by 13.7 percent.

Page #15 of 26 Pages

Despite the pressure on wages in 2006, payroll costs as a percentage of both total expenses and net sales remained fairly constant for the third quarter and the first nine months of 2006 as compared to the level of these costs for the same periods in 2005. Payroll costs for the third quarter of 2006 constituted 4.7 percent of net sales and 4.5 percent of total expenses compared to 5.1 percent of sales and 4.9 percent of total expenses during the same period in 2005. Payroll costs were approximately 4.7 percent of net sales and 4.7 percent of total expenses for the first nine months of 2006. For 2005 these percentages were 4.9 percent and 4.8 percent, respectively. The relative stability in payroll costs has been a result of a continuing effort to maintain employee productivity.

Other Operating Costs   During the third quarter and the first nine months of 2006, other operating costs increased by $265,175 (4.9%) and $2,176,004 (15.5%), respectively, compared to the level of these costs for the same periods of 2005. Other operating costs remained stable as a percentage of total expenses, accounting for 9.1% of total expenses in the third quarter of 2006 as compared to 9.1% of total expenses for the third quarter of 2005. For the nine month period ending September 30, 2006, other operating costs were 8.6% of total expenses as compared to 8.3% of total expenses during the same period in 2005.

The net increase in other operating costs in the first nine months of 2006 can be principally attributed to an increase in warehouse and delivery expense ($1,640,559), most notably fuel costs ($531,065), warehouse contract labor costs ($559,069), contract driver costs ($96,820), contract delivery costs ($146,103), tractor rental equipment costs ($198,985), and warehouse building and equipment repairs ($130,307). An increase in legal and auditing fees ($188,989) and an increase in the accrual for year-end property taxes ($116,749) also attributed to the total net increase in other operating costs.

NET EARNINGS AND EARNINGS PER SHARE

Net Earnings – Third Quarter   Net sales for the third quarter of 2006 increased by $3,405,490 (6.0%), net material costs for the same period increased by $3,112,456 (6.2%) compared in both cases to levels in the third quarter of 2005, resulting in an increase in gross margin of $293,034 (4.8%). The increase in gross margin was enhanced by a decrease in payroll costs of $101,770 (3.5%)but offset by a reduction in sundry income of $305,697 and an increase in other operating costs of $265,175 (4.9%). Thus after tax net earnings increased $21,029 (18.3%), from $114,982 in the third quarter of 2005 to $136,011 for the same 2006 period. After tax net earnings, net of estimated dividends on preferred stock and other comprehensive income, resulted in total comprehensive loss for the third quarter of 2006 of $48,548, compared to total comprehensive loss of $37,419 for the same 2005 period, for an increased loss of $11,129.

Net Earnings – First Nine Months   Net sales for the first nine months of 2006 increased by $20,122,675 (12.2%), net material costs for the same period increased by $16,622,190 (11.3%), compared in both cases to levels in the first nine months of 2005, resulting in an increase in gross margin of $3,500,485 (19.6%). The substantial increase in gross margin, as well as an increase in sundry income ($630,134), was partially offset by an increase of $574,609 in payroll costs (7.0%) and a significant increase in other operating costs of $2,176,004 (15.5%). Thus after tax net earnings increased by $900,475 (172.3%), from $522,716 in the first nine months of 2005 to $1,423,191 for the same 2006 period. After tax net earnings, net of estimated dividends on preferred stock and other comprehensive earnings, resulted in total comprehensive earnings for the first nine months of 2006 of $869,515, compared to total comprehensive earnings of $58,811 for the same 2005 period, for an overall increase of $810,704.

Page #16 of 26 Pages

Earnings Per Share   Our loss per share increased slightly in the third quarter of 2006 compared to the loss in the prior year’s period, from a net loss per share of $0.38 for the 2005 third quarter, to a net loss per share of $0.45 for the 2006 third quarter. Our earnings per share for the first nine months increased more than fourteen times as compared to the same period of 2005, from $0.56 per share in the 2005 period to $7.98 per share for the 2006 period. The increase in earnings per share for the first nine months of 2006 is primarily due to the substantial increase in net sales for the first half of 2006, partially offset by the increase in net material costs for the same period.

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

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Qtr. Ended 12-31-04	Qtr. Ended 03-31-05	Qtr. Ended 06-30-05	Qtr. Ended 09-30-05	Qtr. Ended 12-31-05	Qtr. Ended 03-31-06	Qtr. Ended 06-30-06	Qtr. Ended 09-30-06

Sales	$43,762,183	$55,351,320	$52,744,122	$56,696,295	$54,061,906	$65,025,114	$59,787,513	$60,101,785

Net Mat’l Costs	37,944,375	49,853,237	46,330,796	50,753,526	46,333,893	57,775,854	52,097,913	53,685,982

Gross Margin	5,817,808	5,498,083	6,413,326	5,942,769	7,728,013	7,249,260	7,689,600	6,415,803

Other Operating Expenses	6,700,343	7,033,413	6,942,879	8,319,915	7,580,082	8,489,528	8,050,636	8,466,391

Sundry Income	805,819	1,691,827	1,010,316	2,576,250	1,244,608	2,251,683	1,382,340	2,270,553

Pre-Tax Net Earnings(1)	(76,716)	156,497	480,763	199,104	1,392,539	1,011,415	1,021,304	219,965

(1) Excludes other comprehensive income/(loss).

Trends

As reflected in our numbers for the first nine months of 2006, our fuel and delivery expenses have steadily increased. We expect that increased fuel and delivery costs will continue for the foreseeable future, as part of a general nationwide trend as gasoline and diesel prices remain high due to domestic and world market conditions as well as Department of Transportation regulations.

Page #17 of 26 Pages

MATERIAL CHANGES IN FINANCIAL CONDITION

Financial Condition and Liquidity   During the period ending September 30, 2006, we maintained our financial condition and ability to generate adequate amounts of cash while continuing to make investments in inventory, warehouse and computer equipment, software, and office furniture and equipment. However, net cash provided by our operating activities may vary substantially from year to year. These variations result from (i) the timing of promotional activities such as our spring and fall trade shows, (ii) payment terms available to us from our suppliers, (iii) payment terms we offer our member-dealers, and (iv) the state of the regional economy in our selling territories.

During the first nine months of 2006, we generated cash flow from operating activities of $7,069,307, as compared to cash flow generated from operating activities of $3,842,394 in the first nine months of 2005. This increase in cash flow in the 2006 period was principally attributable to a significant increase in accounts payable, and by a smaller increase in accounts receivable offset in part by a larger increase in inventory during the first nine months of 2006 than during the first nine months of 2005.

We continue to warehouse approximately 41,000 stockkeeping units in inventory in the period ending September 30, 2006, which were maintained as a result of management’s strategy to increase the breadth and depth of inventory to better meet the needs of our member-dealers. The increase in inventory of $6,655,042 in the first nine months of 2006, was higher (22.3%) than the increase in inventory of $5,439,461 in the same period in 2005, in order to meet our member-dealers’ inventory requirements. The inventory turnover ratio for the first nine months of 2006 was 5.63 turns as compared to 5.42 turns for the same period in 2005.

In the first nine months of 2006 and 2005, accounts receivable increased by $4,580,490 and $9,081,131, respectively. For both periods, this variation in levels of accounts receivable was mainly attributable to differences in extended payment terms offered to member-dealers and as a result of a timing difference of the Company’s spring and fall trade shows. The accounts receivable turnover ratio for the first nine months of 2006 was 13.5 turns as compared to 10.7 turns for the same period in 2005. Accounts payable increased by $16,856,261 during the first nine months of 2006 as compared to an increase of $16,083,165 during the same period in 2005. The difference in the increase during these two periods was due primarily to variations in extended payment terms offered to us by suppliers as well as the Company’s significant growth in inventory needed to support our member-dealers increased purchases.

For the period ended September 30, 2006, net earnings plus other comprehensive earnings were $1,423,191, compared to net earnings plus other comprehensive earnings of $523,595 for the same 2005 period. This nearly threefold increase was mainly attributable to an increase in gross margin and sundry income.

Page #18 of 26 Pages

Net cash used for investing activities decreased from $533,289 in the first nine months of 2005 to $251,255 for the same period in 2006. In the first nine months of 2006 the Company upgraded its computer system, warehouse equipment, automobile fleet and office equipment.

Net cash used for financing activities was $5,785,406 in the period ending September 30, 2006 as compared to net cash used for financing activities of $2,285,727 during the same period in 2005. This considerable difference was principally attributable to funds being used during 2006 to pay down draws on the Company’s line of credit which were made throughout 2005 and through the first nine months of 2006. The Company repaid $5,000,000 on its line of credit during the first nine months of 2006, as compared to repayments of $2,800,000 for the first nine months of 2005. In addition, proceeds from the sale of stock declined $746,016 when comparing the first nine months of 2006 to the 2005 period as a result of the Company discontinuing the sale of stock to its Member-Dealers as of April 30, 2006 as part of the Company’s request for no-action from the SEC relating to a recapitalization of the Company. Further, purchase of treasury shares are significantly higher during the first nine months of 2006 ($971,800 in 2006 versus $398,800 in 2005) as its largest Member-Dealer sold her store and thus had Handy redeem her stock. In addition, dividends paid in 2006 were $738,234 as compared to dividends paid in 2005 of $619,712, an increase of $118,522.

Our continuing ability to generate cash for funding our activities is highlighted by the relative constancy of three key liquidity measures – working capital, current ratio (current assets to current liabilities) and long-term debt as a percentage of capitalization, as shown in the following table:

	SEPTEMBER 30, 2006	DECEMBER 31, 2005	SEPTEMBER 30, 2005

Working Capital	$16,223,256	$17,655,348	$13,855,960

Current Ratio	1.4 to 1	1.8 to 1	1.4 to 1

Long-term Debt as Percentage of Capitalization	2.6%	12.4%	3.6%

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

Off-Balance Sheet Arrangements   As of September 30, 2006, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Page #19 of 26 Pages

Contractual Commitments and Obligation   Our contractual obligations for the next five years and thereafter are as follows:

	Quarter Ended September 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations (1):
Non-cancelable Operating Leases	$181,511	$664,088	$563,174	$459,189	$303,063	$88,542	$2,259,567

Credit Facility which Expires in April 2008 (1)	(1)	(1)	(1)	-	-	-	-

Notes Payable-Stock	99,560	30,300	91,520	84,200	118,120	-0-	423,700

Notes Payable-Vendor Consignment	209,883	-0-	-0-	-0-	-0-	-0-	209,883

Non-cancelable Capital Leases	2,844	27,756	28,578	29,423	30,294	47,131	166,026

	$493,798	$722,144	$683,272	$572,812	$451,477	$135,673	$3,059,176

(1)    There was $5,000,000 outstanding on the Company’s credit facility at December 31, 2005 and $0 outstanding balance on September 30, 2006. The amounts outstanding under the credit facility fluctuate on a daily basis.

Capital Resources   In the nine month periods ending September 30, 2006 and September 30, 2005, our investment in capital assets was $294,730 and $561,364, respectively. Approximately 31.8 percent ($93,647) of the amount expended in the first nine months of 2006 was used to purchase warehouse equipment, 35.9 percent ($105,757) was used to purchase Company vehicles, 19.9 percent ($58,546) was used to upgrade computer equipment and 10.9 percent ($32,107) was used to purchase office furniture and equipment. By comparison, of the total amount expended in the first nine months of 2005, $257,245 (45.8%) was used to purchase computer equipment, $102,995 (18.3%) was used to upgrade warehouse equipment, $126,814 (22.6%) was used to purchase Company vehicles and $71,252 (12.7%) was used to purchase office furniture and equipment.

We have an unsecured $10 million revolving line of credit due April 30, 2008 with J P Morgan Chase Bank, N.A., which we use from time to time for our working capital and other financing needs. No principal is required to be paid prior to the maturity date. As of December 31, 2005 the Company owed $5,000,000 on the line of credit. During the first nine months of 2006, we borrowed $31,600,000 and repaid $36,600,000 from cash flow, leaving no outstanding balance ($0) under our line of credit on September 30, 2006. We make monthly interest payments on the outstanding balance of our line of credit. For the first nine months of 2006, our average monthly interest payment was $5,030. Our average outstanding balance on our line of credit for the first nine months of 2006 was $1,300,000.

For the remainder of 2006, we anticipate significant cash outlays for payment of accounts payable and increased inventory purchases. Additional cash outlays anticipated for capital expenditures include approximately $25,000 to improve our automobile fleet, $50,000 to purchase warehouse equipment, $15,000 to purchase computer equipment and $5,000 to purchase office furniture and equipment.

Page #20 of 26 Pages

Our cash position of $2,905,853 at September 30, 2006 is anticipated to be sufficient to fund the majority of the planned capital expenditures and working capital needs for the remainder of 2006. In addition, we intend to pay a final dividend to holders of our preferred shares in December 2006. Some third party financing, principally draws on our line of credit, may be needed as the Company discontinued the sale of stock to its Member-Dealers as of April 30, 2006 as part of the Company’s proposed recapitalization and cessation of reporting as an SEC registered public company discussed in more detail below. With the approval of the recapitalization by the shareholders, in January 2007 the Company plans to resume selling its shares to members once we begin operating as a cooperative.

OTHER EVENTS

During 2005 and 2006, we have taken steps to recapitalize the Company so that we can operate on a cooperative basis under Subchapter T of the Internal Revenue Code. On June 29, 2006, the SEC granted our “no-action” letter which set out conditions for our operating on a cooperative basis so that we could terminate our reporting requirements as a public company. On November  7, 2006, Handy’s shareholders approved the recapitalization, which is expected to have an effective date of December 29, 2006.

The recapitalization consists of, among others items, the conversion of the Company from a Texas corporation to a Delaware corporation, our undertaking to begin operating as a cooperative under Subchapter T of the Internal Revenue Code, eliminating our Preferred Stock and the payment of dividends on Preferred Stock but allowing the payment of patronage rebates based on a member’s prior fiscal year warehouse purchases. Prior to the effective date, Handy intends to pay a final dividend on Preferred Stock to its members. Members will also be required to enter into a new Member Contract which adds provisions regarding patronage rebates and new tax requirements and a new Subscription to Shares Agreement which restates a member’s stock purchase requirements and revises the stock transfer restrictions. Both of those agreements must be in effect on the effective date.

The shareholders approved nine separate proposals regarding the recapitalization as follows:

Proposal 1.	The conversion of each issued share of Preferred Stock into one issued share of Class B Common Stock.

Proposal 2.	The approval of a Plan and Articles of Conversion to convert from a Texas corporation to a Delaware corporation.

Proposal 3.	The approval of a new Delaware Certificate of Incorporation.

Proposal 4.	The authorization of a new class of stock, Class C Common Stock, par value $100.

Proposal 5.	The increase in authorized shares of Class B common Stock by 200,000 shares.

Proposal 6.	The prohibition of the payment of dividends on, and the transfer or pledge of, shares of all classes of Handy stock.

Proposal 7.	Approval of operation for tax purposes as a cooperative under Subchapter T of the Internal Revenue Code and distribute patronage rebates.

Proposal 8.	Adoption of Second Amended and Restated Bylaws.

Proposal 9.	Increasing of the minimum required stock ownership level from $10,000 to $20,000.

Page #21 of 26 Pages

Proposals 1 through 6 required the approval by the holders of two-thirds of the outstanding shares of each of Class A Common Stock, Class B Common Stock and Preferred Stock and Proposals 7 through 9 required the approval by the holders of a majority of the shares of Class A Common Stock entitled to vote. Proposals 1 through 6 were approved by the holders of in excess of two-thirds of the outstanding shares of each class of Handy stock. Proposals 7 through 9 were approved by the holders of a majority of the shares of Class A Common Stock entitled to vote.

In addition to the approval of the previous nine proposals, Terrill Bartlett, Craig Blum, and Leroy Welborn were elected to serve as Directors of the Company for three-year terms. Additionally, Tina S. Kirbie, President of the Company, was elected to serve as Director for a one-year term. As part of the recapitalization, Handy’s bylaws will no longer require the President of the Company to serve as a director. Because of this, Ms. Kirbie plans to resign as a member of the Board of Directors immediately after the effective date. The other directors continuing to serve are James Geeslin, Bobby Hill and Jimmy Pate, whose terms will expire at the Annual Shareholders Meeting in April 2007. The other directors whose terms will expire at the Annual Shareholders Meeting in April 2008 are Ken Blackmon, Suzanne Elliott and Ike Epstein.

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

Page #22 of 26 Pages

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

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS - None

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Page #23 of 26 Pages

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2006	220 shares	$100.00	0	0
February 1-28, 2006	3,959 shares	$100.00	0	0
March 1-31, 2006	1,790 shares	$100.00	0	0
April 1-30, 2006	160 shares	$100.00	0	0
May 1-31, 2006	1,651 shares	$100.00	0	0
June 1-30, 2006	884 shares	$100.00	0	0
July 1-31, 2006	382 shares	$100.00	0	0
August 1-31, 2006	0 shares	$100.00	0	0
September 1-30, 2006	672 shares	$100.00
Total	9,718 shares	$100.00	0	0

(1)

We do not have any publicly announced repurchase programs. These shares were repurchased when certain member-dealers’ stock ownership exceeded desired levels or upon the retirement of member-dealers from our buying group.

Item 3.	DEFAULTS UPON SENIOR SECURITIES – None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

Item 5.	OTHER INFORMATION - None

Page #24 of 26 Pages

Item 6.	EXHIBITS

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

Page #25 of 26 Pages

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDY HARDWARE WHOLESALE, INC.

/s/ Tina S. Kirbie

TINA S. KIRBIE

President and Chief Executive Officer

Date:	November 13, 2006

Page #26 of 26 Pages